Form 10-Q
period 2010-09-30
INTERNET MEDIA SERVICES, INC.
filed 2010-11-12
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 000-52635

INTERNET MEDIA SERVICES, INC.
(Exact name of registrant specified in charter)

Delaware	22-3956444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1434 6th STREET,
UNIT 9
SANTA MONICA, CALIFORNIA 90401
(Address of principal executive offices)

(310) 295-1922
 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 20,781,000 as of November 12, 2010.

INTERNET MEDIA SERVICES, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash	$7,355	$7,777
Accounts receivable	25,479	33,246
Inventory	97,775	90,829
Prepaid expenses	304	5,251
Total current assets	130,913	137,103

Property and equipment, net	3,500	26,922

Other intangibles, net	153,000	165,750

Goodwill	19,417	19,417

Other assets	2,450	-

Total assets	$309,280	$349,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$85,786	$26,653
Accrued expenses	26,665	9,781
Revolving note from related party	166,612	-
Advances from related party	-	23,929
Total current liabilities	279,063	60,363

Commitments and contingencies	-	-

Stockholders' equity
Common stock, $.001 par value, 25,000,000 shares
authorized, 20,501,000 shares issued and outstanding	20,501	20,501
Additional paid-in capital	342,500	342,500
Accumulated deficit	(332,784)	(74,172)
Total stockholders' equity	30,217	288,829

Total liabilities and stockholders' equity	$309,280	$349,192

See accompanying notes.

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Revenue	$135,457	$427,813

Costs of revenue	80,319	207,488

Gross profit	55,138	220,325

Operating expenses:
General and administrative:
Salaries and benefits	62,641	187,380
Professional fees	35,080	106,999
Other	41,067	131,402
	138,788	425,781
Selling and marketing	11,427	33,528
	150,215	459,309

Operating loss	(95,077)	(238,984)

Other expenses:
Interest expense	(2,240)	(3,611)
Loss from sale of assets	(16,017)	(16,017)

Net loss	$(113,334)	$(258,612)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	20,501,000	20,501,000

See accompanying notes.

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended
September 30, 2010
Cash flows from operating activities:
Net loss	$(258,612)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	17,217
Loss on sale of assets	16,017
(Increase) decrease in assets:
Accounts receivable	7,767
Inventory	(6,946)
Prepaid expenses and other assets	2,497
Increase in liabilities:
Accounts payable and accrued expenses	76,017
Net cash used by operating activities	(146,043)

Cash flows from investing activities:
Proceeds from sale of assets	2,938
Net cash provided by investing activities	2,938

Cash flows from financing activities:
Net borrowings from related party	142,683
Net cash provided by financing activities	142,683

Net decrease in cash	(422)

Cash - beginning of period	7,777

Cash - end of period	$7,355

See accompanying notes.

INTERNET MEDIA SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Internet Media Services, Inc. (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2009 included in the Company’s S-1/A filed with the SEC on September 7, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

The material operations of the Company began on October 8, 2009 with the acquisition of Legalstore.com.  Accordingly, there are no comparative September 30, 2009 financial statements presented.

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The carrying amounts reported in the balance sheet as of September 30, 2010 of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving note from related party approximates the carrying value as the stated or discounted rates of the debt reflect recent market conditions.

NOTE 2. – REVOLVING NOTE FROM RELATED PARTY

During 2009 and the first nine months of 2010, Mr. Raymond Meyers, a stockholder and chief executive officer of the Company, made advances to the Company for working capital needs.  As of September 30, 2010, outstanding advances payable to Mr. Meyers amounted to $166,612.  On April 8, 2010, the aggregate advances up to that date were formalized with the execution of a $200,000 revolving credit agreement.  This credit agreement matures on April 8, 2011, bears interest at an annual rate of 6% above LIBOR, and is secured by all of the assets of the Company.  In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company.  As of September 30, 2010, accrued interest and interest expense amounted to $3,611.  Under the terms of the agreement the Company is required to comply with various covenants.  As of September 30, 2010, the Company was in default of the credit agreement due to a failure to pay interest when due.  Mr. Meyers has waived this default through the maturity date.

NOTE 3. - STOCKHOLDERS’ EQUITY

On April 8, 2010, the Company approved for issuance up to 10,000,000 shares of $.001 par value preferred stock.  The rights and preferences of the preferred stock will be determined by board resolution upon issuance.  There are no preferred shares issued and outstanding.

NOTE 4. – REGISTRATION RIGHTS AGREEMENT

In connection with the October 8, 2009 Asset Purchase Agreement of Legalstore.com, the Company and the seller, Document Security Systems, Inc. (DSS) also entered into a Registration Rights Agreement and a Stock Pledge and Escrow Agreement (collectively, the Agreements).  In connection with the Agreements, the Company is required to file a registration statement on Form S-1, on a best efforts basis, with respect to the 7,500,000 shares of common stock issued pursuant to the terms of the Agreements, as well as raise at least $200,000 to be used for working capital.  On September 21, 2010, the Company received a Notice of Effectiveness from the Securities and Exchange Commission indicating that its Form S-1, registering 7,500,000 shares of its common stock, was declared effective.  On September 24, 2010 the Company filed its Prospectus under rule 424 (b) (1).  As a result of satisfying the obligations pursuant to the terms of the Agreements, the shares previously held in escrow were released subsequent to September 30, 2010.

NOTE 5. – SUBSEQUENT EVENTS

On October 4, 2010, the Company amended the Articles of Incorporation to increase the amount of authorized common stock to 100,000,000 shares of $.001 par value.

On October 5, 2010, the Company received written confirmation from DSS that written approval was sent to the escrow agent granting release the Company’s two principal stockholders stock held in escrow as collateral under the Registration Rights Agreement and Stock Pledge and Escrow Agreement.

Between October 22, 2010 and October 31, 2010, the Company entered into subscription agreements with each of four (4) accredited investors.   Under these subscription agreements, the Company issued an aggregate of 280,000 shares of common stock in consideration of an aggregate of $28,000.

Subsequent to September 30, 2010, Mr. Meyers advanced the Company an additional amount of $20,841through the existing $200,000 revolving credit agreement.

On October 31, 2010, the Company’s lease of the LegalStore.com customer service, print operation, and warehouse space located in Rochester, NY expired and was not renewed.  Certain fixed assets previously located in Rochester, NY were deposed of during the quarter ended September 30, 2010.  For warehouse services, the Company is currently using a product fulfillment center in western New York state.  To fulfill print orders, the Company uses locally-based print shops.  Customer service remains in the greater Rochester area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Internet Media Services, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Company Prospectus dated September 24, 2010 as filed with the Securities and Exchange Commission, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

•	Our limited operating history with our business model.
•
The low cash balance and limited financing currently available to us. We may in the near future have a number of obligations that we will be unable to meet without  generating additional income or raising additional capital.

•	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow
•	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock.
•	Our limited cash resources may not be sufficient to fund continuing losses from operations.
•	The failure of our products and services to achieve market acceptance.
•	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources

General

Internet Media Services, Inc. (referred to in this report as “Internet Media,” “IMS,” “we,” “us,” “our” or “Company”) is an Internet media company that acquires, builds, markets, and monetizes branded Web-based businesses.  We are building our business around the identification, evaluation and cost-effective acquisition of under-valued Websites.  We primarily seek to acquire Web businesses that serve the small and mid-sized businesses since we feel that market segment offers the best opportunity for cost-effective revenue growth.  We operate our branded Websites within discrete vertical business channels allowing us to utilize cross-promotion marketing activities between our Websites within a channel.

We believe our company has progressed beyond the development stage but that our limited revenue causes us to consider our operations to be in an earlier stage of development.  We did not have any operations until our first acquisition in October, 2009 when we acquired our first Web-based business that fit our criteria, LegalStore.com.  LegalStore.com offers legal supplies, legal forms, and related legal products to the professional community.  We currently operate one Website within one business channel, the legal channel, using LegalSotre.com as our anchor Website.  We continue to look for acquisitions of other under-valued Web-based businesses, both within the Legal channel and outside of that channel.

We use Internet marketing techniques and applications, either developed by us or purchased from a third party, to generate high-quality traffic (visitors) to our Website, LegalStore.com.  We also acquire Internet traffic through paid search, comparison shopping websites, and our email marketing efforts.  This traffic in turn supports our revenue model which consists of either advertising-based revenue, or sale of a product or service.  Currently, 100% of our revenue comes from the sale of a product through the LegalStore.com Website.  As we continue to develop our business we anticipate realizing advertising revenue.

The material operations of the Company began on October 8, 2009 with the acquisition of Legalstore.com.  Accordingly, there are no comparative September 30, 2009 financial statements presented.

Results of Operations

For The Quarter Ended September 30, 2010

We did not have any revenue or other significant operations in 2009 until the completion of our acquisition of LegalStore.com.  All activity is due to the acquisition of Legalstore.com in the fall of 2009 and no activity in the comparative prior period.  Accordingly, revenue, general and administrative expenses, and selling and marketing expenses were zero for the three month period ended September 30, 2009.

Revenue for the three month period ended September 30, 2010 totaled $135,457.  All revenue generated during this period was derived from the sale of legal products through our web property, Legalstore.com.  Costs of revenue for this period totaled $80,319 resulting in a gross profit of $55,138.  Cost of revenue include supplies, freight and customer delivery expense.

During this period, we incurred general and administrative operating expenses of $138,788.  Of this total, we had legal, auditing, and printing expenses of $38,518 associated with the filing of our Form S-1.  With the Company receiving final approval from the SEC regarding our Form S-1 filing, we anticipate a significant reduction in legal, auditing, and printing expenses in future periods.  During this period, we had employee salaries and associated benefits expense of $62,641.  The Company anticipates a reduction in salaries and associated benefits expense in future periods primarily due to the utilization of an outsourced fulfillment center for its Legalstore.com business.  Selling and marketing expenses primarily consisting of search engine marketing fees totaled $11,427 for the period.  As a result, our operating loss was $95,077.

Interest expense for the period associated with our $200,000 revolving line of credit agreement with our CEO totaled $2,240.  We recorded a loss from the sale of certain assets of $16,017 associated with the closing of our Rochester warehouse and the move to an outsourced fulfillment center.  We had a net loss of $113,334 for the period.

For The Nine Month Period Ended September 30, 2010

We did not have any revenue or other significant operations in 2009 until the completion of our acquisition of LegalStore.com.  All activity is due to the acquisition of Legalstore.com in the fall of 2009 and no activity in the comparative prior period.  Accordingly, revenue, general and administrative expenses, and selling and marketing expenses were zero for the nine month period ended September 30, 2009.

Revenue for the nine month period ended September 30, 2010 totaled $427,813.  All revenue generated during this period was derived from the sale of legal products through our web property, Legalstore.com.  Costs of revenue for this period totaled $207,488 resulting in a gross profit of $220,325.  Cost of revenue include supplies, freight and customer delivery expense.

During this period, we incurred general and administrative operating expenses of $425,781.  Of this total, we had legal, auditing, and printing expenses of $114,960 associated with the filing of our Form S-1.  With the Company receiving final approval from the SEC in regarding our Form S-1 filing, we anticipate a significant reduction in legal, auditing, and printing expenses in future periods.  During this period, we had employee salaries and associated benefits expense of $187,380.  The Company anticipates a reduction in salaries and associated benefits expense in future periods primarily due to the utilization of an outsourced fulfillment center for its Legalstore.com business.  Selling and marketing expenses primarily consisting of search engine marketing fees totaled $33,528 for the period.  As a result, our operating loss was $238,984.

Interest expense for the period associated with our $200,000 revolving line of credit agreement with our CEO totaled $3,611.  We recorded a loss from the sale of certain assets of $16,017 associated with the closing of our Rochester warehouse and the move to an outsourced fulfillment center.  We had a net loss of $258,612 for the period.

Liquidity and Capital Resources

At September 30, 2010, we had cash totaling $7,355, accounts receivable of $25,479, inventory of $97,775, and prepaid expenses of $304.  Current assets totaled $130,913.  Total assets totaled $309,280.

At September 30, 2010, we had accounts payable of $85,786, accrued expenses of $26,665, and revolving note from a related party of $166,612.  Total current liabilities were $279,063 at September 30, 2010.

At September 30, 2010, we had a working capital deficit of $148,150.

In April, 2010, the Company entered in to a $200,000 revolving line of credit agreement with our Chief Executive Officer.  This credit agreement matures on April 8, 2011, bears interest at an annual rate of 6% above LIBOR, and is secured by all of our assets.  As of September 30, 2010, $166,612 is outstanding under this agreement leaving $33,388 available for future cash flow needs, of which $20,841 has been used subsequent to September 30, 2010.

We expect to use our revolving line of credit to support our current operations and our efforts to achieve consistent positive cash flow from operations through December 2010, although there is no guarantee we will be able to do so.  We believe we will need to raise funds later this year to address our first six months of 2011 liquidity needs through either a debt or equity offering, although there is no guarantee we will be able to do so.   In October 2010, we were successful in raising an aggregate of $28,000 through the sale of 280,000 shares of our common stock to four (4) accredited investors.

Our ability to fund operational requirements out of our available cash, cash generated from operations, and revolving line of credit depends on a number of factors.  Some of these factors include our ability to (i) increase sales of our existing core products in the legal channel; and (ii) introduce new products and services for the legal channel.  Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could have a material adverse effect on us and our plans.  If we cannot generate sufficient cash to fund current operations or through cash generated from operations and revolving line of credit, we may need to raise additional funds. No assurances can be given that currently available funds will satisfy our working capital needs for the period estimated, or that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.

 To facilitate our future growth through the acquisition of Internet Web properties we may be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all. Further, any financing may cause dilution of the interests of our current stockholders. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, of our disclosure controls and procedures as of September 30, 2010, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiary to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Between October 22, 2010 and October 31, 2010, Internet Media Services, Inc. entered into subscription agreements with each of four (4) accredited investors.   Under these subscription agreements, the Company issued an aggregate of 280,000 shares of common stock in consideration of an aggregate of $28,000.  No underwriters or placement agents were utilized in the offering, no commissions were paid in connection therewith and the proceeds were used for general working capital.  The offering was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act.  The purchasers were all accredited investors (as that term is defined in Item 501 of Regulation D), were friends or business associates of the Company's management, were familiar with the operations of the Company and purchased the securities for investment and not with a view to distribution or resale thereof.  All certificates issued to purchasers contained the customary restrictive legend thereon, restricting resales.

Item 5.    Other Information

On October 4, 2010, the stockholders of Internet Media Services, Inc. (the “Company”) approved an amendment to the Company’s Certificate of Incorporation, increasing the number of authorized shares of common stock from 25,000,000 to 100,000,000.  The increase in authorized shares was effected pursuant to a Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on, and effective as of, October 7, 2010.

Item 6.    Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET MEDIA SERVICES, INC.

Dated: November 12, 2010	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)