Form 10-K
period 2010-12-31
INTERNET MEDIA SERVICES, INC.
filed 2011-03-29
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
Commission File Number: 000-52635

INTERNET MEDIA SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State of incorporation)	(IRS Employer Identification Number)

1434 6th Street, Unit 9
Santa Monica, California 90401
(Address of principal executive office)

(800) 467-1496
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock (Par Value - $0.001)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)*
Yes ☐  No ☐

*   The issuer has not yet been phased into the interactive data requirements

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

As of March 18, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $236,005 based upon a bid price of $0.03 per share.

As of March 18, 2011, there were 23,821,000 shares of Common Stock of Internet Media Services, Inc. outstanding.

INTERNET MEDIA SERVICES, INC.

PART I

ITEM 1 - BUSINESS

Overview

Internet Media Services, Inc., is an Internet media company that acquires, builds, markets, and monetizes branded web-based businesses.  We operate our branded websites within discrete vertical business channels allowing us to utilize cross-promotion marketing activities between our websites within a channel. Currently, we operate one website within one business channel.

We were incorporated in March 2007 as a Delaware corporation and refer to ourself herein as “we”, “us”, the “Company” or “IMS.”  We conduct our operations in Santa Monica, California and use an independent warehouse and product fulfillment center in Western New York.  Our corporate office is located at 1434 6th Street, Suite 9, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.internetmediaservices.com and our commercial website address is www.legalstore.com .  Information contained on our websites is not a part of this annual report.

We are building our business around the identification, evaluation and cost-effective acquisition of under-valued websites.  We primarily seek to acquire web businesses that serve the small and mid-sized businesses since we feel that market segment offers the best opportunity for cost-effective revenue growth. We did not have any operations until our first acquisition in October 2009 when we acquired our first web-based business that fit our criteria, LegalStore.com. We are in the process of building out our first vertical business channel, the legal channel, using LegalStore.com as our anchor website.

We use Internet marketing techniques and applications, either developed by us or purchased from a third party, to generate high-quality traffic (visitors) to our websites. This traffic in turn supports our revenue model which consists of either advertising-based revenue, or sale of a product or service.  We generate revenue through the sale of products and services via our vertical channel websites.

Our Strategy

Our objective is to build a leading Internet media company consisting of multiple web-based businesses that offer products or services to small to medium-sized business.  Key elements of our strategy include:

•
Continue to target websites for acquisition that serve the small to medium sized business market segment. We seek to acquire existing web businesses within vertical channels we believe are currently underdeveloped.  We have identified several vertical channels that will be explored for possible development.  We anticipate identifying additional vertical channels in the future.  Therefore, we will not be limited to develop the vertical channels we have currently identified.  We will only develop those channels we feel will allow the best opportunity for growth.  Some of our identified vertical channels are: computers and technology; careers and education; Internet marketing; legal; and sports and recreation. We use an acquisition model that seeks opportunities that have some of the following characteristics: web-based service offering where the customer accesses our application server via the Internet; defined market segment; cash flow positive (post transaction); undervalued (based on potential growth); in need of automation or process improvement; synergistic to other owned web businesses; recurring revenue model; scalable model.  Web businesses for acquisition will be found through a combination of word of mouth, business brokers, and Internet sites offering web businesses for sale.

To finance future acquisitions of web businesses, we will seek to purchase the business using debt or equity financing or through issuance of our common stock.  We cannot assure that we will be able to raise additional debt or equity capital or issue common stock on terms favorable to us or at all.  Our inability to raise capital could require us to delay or eliminate our plans to expand, and would likely impact future revenues.

Once a web business is acquired, we will begin to integrate the business into our current operations starting with the financial areas.  Bank accounts and merchant accounts will be moved under our control, as well as accounts receivable and accounts payable.  We will then analyze the technology requirements necessary to improve the overall operation of the website.

•
Develop or acquire marketing services or technologies. We operate web businesses, and as such, depend on web-based marketing and technology applications to generate search traffic to our websites. Once at our websites, we attempt to convert the traffic into a paying customer.  While we currently utilize marketing solutions through our relationships with other providers such as search engines and third party technology providers, we will seek opportunities either to internally develop some or all of these services and products.

•
Selling additional products and services to existing customers. We believe we can sell additional products and services once a customer places their first order which can increase our average revenue per customer (measured over a fixed period), and improve our revenue growth.

•
Strengthening customer retention. We seek to enhance customer retention and build lasting relationships with our customers.  Such efforts begin with our marketing message, continue through the ordering process, and conclude with the fulfillment process.  We believe we can build lasting customer relationships by listening to our customers, consistently examining our internal processes, focusing on customer satisfaction, and offer an expanded product line.

    Our Services

Our goal is to develop a diversified and broad range of products and services that are offered through a collection of vertically oriented websites that target small to medium-sized business.  The products and services we offer through our websites will first be dependent on the website offerings at time of acquisition. As we evaluate the potential revenue opportunities associated with the acquired website, we will expand the products and services offerings to address those opportunities.

We are currently in the build-out phase of our first vertical channel, the legal channel, through our acquisition of the web business LegalStore.com in October 2009.  Traditionally, LegalStore.com offered legal supplies and print services for the small to medium-size law firms.  We have continued to offer these products and services.  As we identify additional products and services to be offered to our customers in the future we anticipate a product/service development timeframe to be between three and six months measured from the approval by management of the development project to the product/service release to the general public.

Sales and Marketing

Our websites focus on one specific business channel.  We define a business channel as a business category such as “Careers”, “Sports”, or “Legal”.   Presently, we have one vertical channel operating, the legal channel, and one website in production within that channel, www.legalstore.com.

We sell our products primarily through our website.  In addition, we provide a toll-free sales number and chat service for our customers that have questions that cannot be answered by using our website. Orders can be placed through our toll-free sales number, but not through our chat service.

For the Legal channel, we market our products and services through search engine positioning, paid-marketing sources including search engine placement, email marketing activities to our current and past customer base on an opt-in basis, and partnerships with other channel providers.

Technology

We implemented a new third-party e-commerce solution for our LegalStore.com website in October 2009.  Hosted in the data center of the e-commerce provider, the LegalStore.com website contains over 1500 product codes and over 4,200 customer account records.  We have off-line access to approximately 10,000 customer account records that are stored on local computers within the LegalStore.com offices.  In addition, we anticipate developing web-based applications that are marketed through our web-properties.  We will seek to patent our proprietary technology applications.

Our First Acquisition – LegalStore.com

On October 8, 2009, we entered into an Asset Purchase Agreement with Lester Levin Inc. (“LLI”), a New York corporation and wholly owned subsidiary of Document Security Systems, Inc. (“DSS”), whereby we purchased the assets and liabilities of LegalStore.com (constituting the Business), a division of DSS, in exchange for 7,500,000 shares of common stock of our company.

Pursuant to the Asset Purchase Agreement, we agreed to purchase all the assets of LegalStore.com, including, cash and cash equivalents, accounts receivable, inventories, fixed assets, customer lists, and domain names.  In addition to issuing the common stock, we agreed to assume certain liabilities associated with LegalStore.com, including an existing office lease.

We accounted for the acquisition in accordance with ASC 805-10 “Business Combinations”, whereby we measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.  We are required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  In order to determine the goodwill or gain from a bargain purchase, we are required to determine the fair value of the consideration transferred in a business combination.  The fair value is calculated as the sum of the acquisition date fair value of the assets transferred by us, the liabilities incurred by us and the equity interest issued by us.  We had no activity or value prior to the acquisition and the consideration paid for the common stock issued prior to the acquisition was based on par value and not a reliable indication of fair value.  Therefore, we determined that the fair value of the interest in the Business acquired is a more reliable measure.  As a result, we valued the Business acquired using a discounted cash flow model and compared it to the fair value assigned to the identifiable assets and liabilities acquired to determine the amount of goodwill to record in connection with the business combination, which will be deductible for income tax purposes.  In determining the discounted cash flow, we utilized a growth rate for revenue of 9% in year 2010 and 2011, 7% in 2012 and 6% in 2013 and 2014 and a growth rate for expenses of 9% in 2010, 12% in 2011, and 6% in years 2012 through 2014.  In addition, we used a discount rate of 17.85% and a tax rate of 37%.  The discount rate was determined utilizing a weighted average cost of capital approach.

In connection with the Asset Purchase Agreement, we and DSS also entered into a Registration Rights Agreement and a Stock Pledge and Escrow Agreement (collectively, the Agreements).  In connection with the Agreements, we were required to file a registration statement on Form S-1, on a best efforts basis, with respect to the 7,500,000 shares of common stock issued pursuant to the terms of the Agreements, as well as raise at least $200,000 to be used for working capital in our company. These requirements were met during the year ended December 31, 2010 and shares previously held in escrow were released.

The fair value of assets and liabilities acquired as a result of this business combination were as follows:

Fair value of the consideration transferred	$350,000

Fair value of identifiable assets acquired
and liabilities assumed:
Accounts receivable	31,161
Inventory	101,011
Fixed assets	28,411
Domain name	50,000
Customer list	120,000
Total	330,583

Goodwill	$19,417

The revenue of $111,022 and loss of $(74,172) included in our consolidated statement of operations for the year ended December 31, 2009 consist primarily of LegalStore.com operations from the date of acquisition, October 8, 2009 through December 31, 2009. The unaudited pro forma revenue and loss of the entity if the acquisition had taken place as of January 1, 2009 are as follows:

	Revenue	Loss

Supplemental pro forma from January 1, 2009
to December 31, 2009	$470,647	$(81,252)

Competition

The markets within our designated vertical channels are highly competitive, and we expect competition to significantly increase in the future.  We compete or intend to compete with a wide variety of companies and web-based services, including well established websites.  We also anticipate that a number of companies are or will be attempting to enter the vertical channels we have identified, either directly or indirectly, some of which may become significant competitors in the future.  As we broaden our services and evolve into a multi-channel company, we may be faced with increasing competition within each vertical channel we are in.

Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do.  We anticipate some of our competitors will also have lower customer acquisition costs than we do and offer a wider variety of services.  If our competitors are more successful than we are in attracting customers, our ability to maintain a large and growing customer base will be adversely affected.

Major Customers

In 2010, our revenue was derived from sales of goods sold through our LegalStore.com website.  Our products were purchased by over 4,200 distinct customers, with no one customer accounting for more than 3% of total sales.  Collectively, our top 15 customers, measured in gross sales, accounted for approximately 18% of gross sales.  Therefore, we believe we are not dependent on a few major customers.

Intellectual Property

Our ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our business and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2010, we do not own any U.S. patents, and we do not have any patent applications pending but not yet issued. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third party contractors to help develop and design some of our websites and applications, we own the intellectual property created by these contractors. The e-commerce software that we currently utilize in our LegalStore.com business is dependent on commercially available third party software.  While we do not own the software, we do own the processes, procedures, and data that is associated with the use of the e-commerce software.

We require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements and to assign to us in writing all inventions created while working for us.  In such cases, we have the right to distribute or sublicense the third-party software with our products.

When appropriate, we have also entered into nondisclosure agreements with suppliers and business partners to limit access to and disclosure of our proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps we have taken to protect our intellectual property can ensure that others will not use our intellectual property.

We license, or lease from others, technologies used in our services. We expect that we and our customers could be subject to third-party infringement claims as the number of websites and third party service providers for web-based businesses grows. Although we do not believe that our technologies or services infringe the proprietary rights of any third parties, we cannot ensure that third parties will not assert claims against us in the future or that these claims will not be successful.

Trademarks

We have submitted trademark registration applications with the U.S. Patent and Trademark Office for ‘LegalStore” and “Internet Media Services”.  Both applications are pending.

Research and Development

We have not spent any funds on research and development activities for the last two fiscal years.

Government Regulations

The applicability of existing laws to the Internet is unsettled with regard to many important issues, including intellectual property rights, export of encryption technology, personal privacy, libel and taxation. It may take years to determine whether and how such existing and future laws and regulations apply to us. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations, our business could be harmed.

Laws applicable to the Internet and online privacy generally are becoming more prevalent. New laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries that could limit our business flexibility or cause us to incur higher compliance costs. Such laws and regulations may address:  user privacy; freedom of expression; information security; pricing, fees, and taxes; content and distribution of content; intellectual property rights; characteristics and quality of products and services; taxation; and online advertising and marketing, including email marketing and unsolicited commercial email.

There can be no assurance that future laws will not impose taxes or other regulations on Internet commerce, which could substantially harm our business, results of operations and financial condition. The nature of such laws and regulations and the manner in which they may be interpreted and enforced is uncertain. The adoption of additional laws or regulations, either domestically and abroad, may decrease the popularity or impede the expansion of Internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business.

Changes in the legal regulation of the Internet may have specific negative effects on our business and operating results. For example, we may be considered to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. Alternatively, we may be subject to claims under state consumer protection statutes if our customers are dissatisfied with the quality of our services, customer referrals or contract cancellation policies. These claims could result in monetary fines or require us to change the manner in which we conduct our business, either of which could adversely affect our business and operating results. Any of these types of claims, regardless of merit, could be time-consuming, harmful to our reputation and expensive to litigate or settle.

Employees

At December 31, 2010, we had four full-time employees, and one part-time employee.  Three of the full-time employees and our part-time employee were located at our corporate office in Santa Monica, CA, with the remaining full-time employee located in the greater Rochester, NY area.  None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we consider our relationships with our employees to be good.

Websites

We maintain two active websites, www.internetmediaservices.com and www.legalstore.com.  www.internetmediaservices.com serves as our corporate website and contains information about our company and business.  Our website www.legalstore.com, is an e-commerce site that is used to market supplies to the legal community.  In addition to the active websites, the company owns over 30 domain names for future use or for strategic competitive reasons.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports with the SEC.  You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.  The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company files electronically with the SEC.  The SEC makes available, free of charge, through the SEC Internet web site, the Company’s filings on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC.

ITEM 1A – RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision.  If any of the following risks actually occur, our business could be materially adversely affected. In such case, we may not be able to proceed with our planned operations and your investment may be lost entirely. The securities offered hereby should only be acquired by persons who can afford to lose their entire investment without adversely affecting their standard of living or financial security.

Risks Related to the Company

We have a limited operating history and may not be able to achieve financial or operational success.

We were founded in March 2007, and we initiated our first operating business by acquiring LegalStore.com in October 2009.  We have a limited operating history with respect to this or any newly acquired business.  As a result, we may not be able to achieve sustained financial or operational success, given the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market.

We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability and we may incur losses for the foreseeable future. In 2010 and 2009, we incurred losses of approximately $319,000, and $74,000, respectively.  As of December 31, 2010, our accumulated deficit was $393,541, which represents our net losses since inception.   We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis thereafter. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate.

Economic conditions could reduce our revenue and adversely affect our customers and our working capital.

The U.S. economy was in a downward cycle that began in 2007 and substantially deepened in 2008. As most, if not all, of our proposed vertical segments rely on Internet generated sales of goods and services, or Internet revenue generated through the sales of online advertising, the reduced consumer and advertiser demand resulting from any economic downturn may negatively affect our revenues or negatively impact our ability to grow our revenues. We cannot predict when the current economic downturn will end or reverse. There also could be a number of follow-on effects from the prior credit crisis as well as the current economic environment on our business, including insolvency of customers and the inability for us to raise additional working capital economically to support the growth of our operations.

Our growth strategy includes acquisitions that entail significant execution, integration and operational risks.

We are pursuing a growth strategy based in part on acquisitions, with the objective of creating a combined company that we believe can achieve increased cost savings and operating efficiencies through economies of scale especially in the integration of administrative services.  We closed on our first acquisition in October 2009.  We will seek to make additional acquisitions in the future to increase our revenue.

This growth strategy involves significant risks. There is significant competition for acquisition targets in our markets. Consequently, we may not be able to identify suitable acquisitions or may have difficulty finding attractive businesses for acquisition at reasonable prices. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenues and future growth.

We may be unable to achieve benefits from any acquisitions.

Even if we are able to complete acquisitions, we may be unable to achieve the anticipated benefits of a particular acquisition, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve anticipated benefits.

Any acquisition we make exposes us to risks.

Any acquisition we make carries risks which could result in an adverse effect on our financial condition.  These risks include:

□	diversion of our attention from normal daily operations of our business to acquiring and assimilating new website businesses;

□	the use of substantial portions of any cash we have available;
□	failure to understand the needs and behaviors of users for a newly acquired website or other product;

□	redundancy or overlap between existing products and services, on the one hand, and acquired products and services, on the other hand;

□	difficulty assimilating operations, technologies, products and policies of acquired businesses; and

□	assuming liabilities, including unknown and contingent liabilities, of acquired businesses.

If any of our relationships with Internet search websites terminate or if such websites’ methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search websites, such as Google, MSN and Yahoo!, and other websites to direct a significant amount of traffic to our websites and to generate customer referrals for our customer referral activities. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased and, instead, are determined and displayed solely by a set of formulas designed by search engine companies. Other listings can be purchased and are displayed if particular word searches are performed on a search engine. We rely primarily on algorithmic search results to direct a substantial share of the visitors to our websites and the advertiser customers we serve.

Our ability to maintain the flow of visitors directed to our websites by search websites and other Internet websites is not entirely within our control. For example, search websites frequently revise their algorithms in an attempt to optimize their search result listings. Changes in the methodologies used by search websites to display results could cause our websites to receive less favorable placements, which could reduce the number of users who link to our websites from these search websites. Any reduction in the number of users directed to our websites would negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business and profitability.

Increases in the price of online marketing or the modification or termination of our relationships with Internet search websites and other Internet websites could have a negative impact on our revenues, margins and customer referrals.

Prices charged to us for online marketing have increased as a result of increased demand for advertising inventory, which has caused our advertising expenses to increase and our margins to decline. Our advertising contracts with online search engines and other Internet websites are typically short-term. If one or more Internet search websites or other Internet websites on which we rely for marketing modifies or terminates its relationship with us, our marketing expenses could further increase, the amount of website traffic and the number of customer referrals we generate could decrease, and our related revenues or margins could decline. As the number of customer referrals that we require to meet customer demand has increased, we have increased our levels of marketing to meet those requirements. However, we cannot assure you that an increase in marketing will result in an increase in customer referrals.

We expect to face increasing competition that could result in a loss of users and reduced profit margins.

The market within our designated vertical channels is anticipated to be highly competitive, and we expect competition to significantly increase in the future.  We compete or intend to compete with a wide variety of companies and web-based services, including well established websites.  We also anticipate that a number of companies are or will be attempting to enter the vertical channels we have identified, either directly or indirectly, some of which may become significant competitors in the future. As we broaden our services and evolve into a multi-channel company, we may be faced with increasing competition within each vertical channel we are in.

Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do.  We anticipate some of our competitors will also have lower customer acquisition costs than we do and offer a wider variety of services.  If our competitors are more successful than we are in attracting customers, our ability to maintain a large and growing customer base will be adversely affected.

More intense competition could also require us to increase our marketing expenditures, thereby reducing our profit margins and any profitability.

If we are unable to compete effectively, our business, revenues and future growth may suffer.

We compete with a variety of Internet and traditional offline competitors.  Many of our online and traditional store-based or print publication-based competitors have longer operating histories, more industry experience, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. As a result our competitors may be able to secure products from vendors on more favorable terms and adopt more aggressive pricing than we. This competitive pressure may result in increased marketing costs, decreased prices for our advertising products and services, and decreased website traffic and loss of market share, which would adversely affect our business, revenues and future growth.

Our success is dependent upon our ability to enhance the quality and scalability of our various products and services in a changing environment.  If we are unable to do so, we may be unable to generate revenue growth.

Our customers use a wide variety of constantly changing hardware and software. We will continue to invest significant resources to develop products and services for new or emerging software and hardware platforms that may develop from time to time. However, there is a risk that a new hardware or software platform for which we do not provide products or services could rapidly grow in popularity. As a result, we may not be in a position to develop products or services for such platforms or may be late in doing so. If we fail to introduce new products or services that address the needs of emerging market segments or if our new products or services do not achieve market acceptance as a result of delays in development or other factors, our future growth and revenue opportunity could suffer.

If we are unable to develop new or enhanced features or fail to predict or respond to emerging trends, our revenue and any profitability will suffer.

Our future success will depend in part on our ability to modify or enhance our website features to meet user’s demands, add features and address technological advancements. If we are unable to predict preferences or industry changes, or if we are unable to modify our website features in a timely manner, we may lose members. New features may be dependent upon our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner, upon terms acceptable to us, or at all. We spend significant resources developing and enhancing our features. However, new or enhanced features may have technological problems or may not be accepted by users. If we are unable to successfully develop, acquire or implement new features or enhance our existing features in a timely and cost-effective manner, our revenue and any profitability will suffer.

We do not currently maintain redundant capabilities and a catastrophic event could result in a significant disruption of our services.

Our computer equipment and the telecommunications infrastructure of our third-party network provider are vulnerable to damage from fires, earthquakes, floods, power loss, telecommunications failures, terrorism and similar events. Our servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering of our computer systems. We do not currently maintain redundant capabilities and a catastrophic event could result in a significant and extended disruption of our services. Currently, we do not have a disaster recovery plan to address these and other vulnerabilities. As a result, it would be difficult to operate our business in the event of a disaster. Any prolonged disruption of our services due to these, or other events, would severely impact or shut down our business. We do not carry earthquake or flood insurance, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

If we fail to develop and diversify our website features, functionality and product and service offerings, we could lose market share.

Internet content, user tools and business models are evolving rapidly due to low barriers to entry and continuous technology innovations. To remain competitive, we must continue to improve the ease of use, responsiveness, functionality and features of our websites, develop content, new products and services, and continually improve the consumer’s purchasing experience. The time, expense and effort associated with such development may be greater than anticipated, and any features, functions, and products and services actually developed and introduced may not achieve consumer or advertiser acceptance or enhance user loyalty. Furthermore, our efforts to meet changing customer needs may require the development or licensing of increasingly complex technologies at great expense. If we are unable to develop and bring to market additional features, functions, content, products and services, we could lose market share to competitors, which could negatively impact our business, revenues and future growth.

Technological advances and changes in customer demands or industry standards could result in increased costs or render our products and services obsolete or less competitive.

The market for our products and services is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. Our efforts to keep up with such advances, requirements, protocol and standards may lead to increased product and service development costs and costly changes to our procedures and methodologies. If we fail in such efforts, our products and services may become obsolete or less competitive.  There is no assurance that we will be successful in keeping up with technological advances and changes in customer demands and industry standards, and our failure to do so may have a negative impact on our business, prospects and financial condition.

If we are unable to obtain or maintain key website addresses, our ability to operate and grow our business may be impaired.

Our website addresses, or domain names, are critical to our business. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

Assertions by any third party that we infringe its intellectual property could result in costly and time-consuming litigation, expensive licenses or the inability to operate as planned.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may grow. Our services or technologies may not be able to withstand third-party claims or rights restricting their use. Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to provide our services or develop new services and features, which could make it more difficult for us to operate our business.

If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to pay substantial damages, stop using technologies or services found to be in violation of a third party’s rights or seek to obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all, and may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technologies or services that could require significant effort and expense or may not be feasible. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or service, our business and results of operations could be harmed.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third-parties.

We rely on a combination of trademark, patent, trade secret and copyright law, license agreements and contractual restrictions, including confidentiality agreements and non-disclosure agreements with employees, contractors and suppliers, to protect our proprietary rights, all of which provide only limited protection.

In addition, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our technologies and services are available. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

Government regulations and legal uncertainties concerning the Internet could hinder our business operations.

Laws applicable to the Internet and online privacy generally are becoming more prevalent. New laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries that could limit our business flexibility or cause us to incur higher compliance costs. Such laws and regulations may address:

□	user privacy;

□	freedom of expression;

□	information security;

□	pricing, fees and taxes;

□	content and the distribution of content;

□	intellectual property rights;

□	characteristics and quality of products and services;

□	taxation; and

□	online advertising and marketing, including email marketing and unsolicited commercial email.

There can be no assurance that future laws will not impose taxes or other regulations on Internet commerce, which could substantially harm our business, results of operations and financial condition. The nature of such laws and regulations and the manner in which they may be interpreted and enforced is uncertain. The adoption of additional laws or regulations, either domestically and abroad, may decrease the popularity or impede the expansion of Internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business. Furthermore, the applicability of existing laws to the Internet is unsettled with regard to many important issues, including intellectual property rights, export of encryption technology, personal privacy, libel and taxation. It may take years to determine whether and how such existing and future laws and regulations apply to us. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations, our business could be harmed.

Changes in the legal regulation of the Internet may have specific negative effects on our business and operating results. For example, we may be considered to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. Alternatively, we may be subject to claims under state consumer protection statutes if our customers are dissatisfied with the quality of our services, customer referrals or contract cancellation policies. These claims could result in monetary fines or require us to change the manner in which we conduct our business, either of which could adversely affect our business and operating results. Any of these types of claims, regardless of merit, could be time-consuming, harmful to our reputation and expensive to litigate or settle.

The increased security risks of online advertising and e-commerce may cause us to incur significant expenses and may negatively impact our credibility and business.

A significant prerequisite of online commerce, advertising, and communications is the secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet, consumer identity theft and user privacy have been significant barriers to growth in consumer use of the Internet, online advertising, and e-commerce. A significant portion of our sales is billed directly to our customers’ credit card accounts. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information. Encryption technology scrambles information being transmitted through a channel of communication to help ensure that the channel is secure even when the underlying system and network infrastructure may not be secure. Authentication technologies, the simplest example of which is a password, help to ensure that an individual user is who he or she claims to be by “authenticating” or validating the individual’s identity and controlling that individual’s access to resources. Despite our implementation of security measures, however, our computer systems may be potentially susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the Internet, our businesses could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies that maintain data on California residents to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Internet fraud has been increasing over the past few years, and fraudulent online transactions, should they continue to increase in prevalence, could also adversely affect the customer experience and therefore our business, operating results and financial condition.

We depend on key management, technical and marketing personnel for continued success.

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Raymond Meyers, our Chief Executive Officer, and Michael Buechler, our Executive Vice president.  Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and Internet marketing personnel in a highly competitive employment market.  As we develop and acquire new products and services, we will need to hire additional employees.  Our inability to attract and retain well-qualified managerial, technical and Internet sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

We may be required to seek additional funding, and such funding may not be available on acceptable terms or at all.

We may need to obtain additional funding due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, increased need for working capital due to growth, increased investment in capital equipment or the acquisition of businesses, services or technologies. If we do need to obtain funding, it may not be available on acceptable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

Risks Related to our Securities

The limited market for our common stock will make our stock price more volatile.  Therefore, you may have difficulty selling your shares.

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained.  Currently, our common stock is traded on the OTCBB.  Securities traded on the OTCBB typically have low trading volumes.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it difficult or impossible for our shareholders to sell our common stock.

Our common stock is considered “penny stock”, further reducing its liquidity.

Our common stock is considered “penny stock”, which will further reduce the liquidity of our common stock.  Trading in the common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock, thereby further reducing the liquidity of our common stock.

"Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

□	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;
□	All compensation received by the broker-dealer in connection with the transaction;
□	Current quotation prices and other relevant market data; and Monthly account statements reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Our directors and executive officers will continue to exert significant control over our future direction, which could reduce the sale value of our Company.

Our Board of Directors and our executive officers own 56.01% of our outstanding common stock.  Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

Investors should not anticipate receiving cash dividends on our common stock, thereby depriving investors of yield on their investment.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.  Such failure to pay a dividend will deprive investors of any yield on their investment in our common stock.

Our indemnification of officers and directors and limitations on their liability could limit our recourse against them.

Our Certificate of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Shareholders therefore will have only limited recourse against these individuals.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis.  We will be required to spend considerable effort establishing and maintaining our internal controls, which will be costly and time-consuming and will need to be re-evaluated frequently.  We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in anticipation of being a reporting company and eventually being subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting.  Under current regulations, we expect that the first year for this assessment will be fiscal 2011.  As we begin the assessment process in anticipation of being subject to these Section 404 requirements and, as part of that documentation and testing, we may identify areas for further attention and improvement.  We are in the process of developing disclosure controls and procedures designed to ensure that information required to be disclosed by us in our public reports and filings is recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and forms.

Implementing any appropriate changes to our internal controls and disclosure controls and procedures may entail substantial costs to modify our existing financial and accounting systems and internal policies, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in establishing or maintaining the adequacy of our internal controls or disclosure controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements or public reports on a timely basis, could materially adversely affect our business. Further, investors’ perceptions that our internal controls or disclosure controls are inadequate or that we are unable to produce accurate financial statements may seriously affect the price of our common stock.

We have additional common stock and preferred stock available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval.  Any future issuances of common stock, an increase in the authorized shares of common stock or preferred stock would further dilute the percentage ownership of the Company held by our investors.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

On October 31, 2010, the Company’s five year lease, at approximately $1,750 per month, for approximately 4,000 square foot of office and warehouse space located 320 North Goodman Street, Suite 209 in Rochester, NY expired and was not renewed.  This facility housed our LegalStore.com business unit.  Warehouse and order fulfillment services are currently being provided by a product fulfillment center in western New York State.

Our corporate offices are located at 1434 6th Street, Suite 9, Santa Monica, CA and consist of 2,000 square feet under a one year lease for $2,000 per month, which expired January 31, 2011.  At the expiration of the term, the lease converted to a month-to-month lease at $2,000 per month.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2010 and 2009 there was no established public trading market for our common stock.  Effective on February 25, 2011, our common stock commenced its public listing on the OTC Bulletin Board (OTC: BB), where it trades under the symbol “ITMV”.

From February 25, 2011 through March 18, 2011, our common stock had a high closing price of $0.06 and a low closing price of $0.03 and a closing price on March 18, 2010 of $0.03.

Issued and Outstanding

Our certificate of incorporation authorizes 100,000,000 shares of Common Stock, par value $0.001. As of March 18, 2011, we had 23,821,000 shares of Common Stock, issued and outstanding.  As of December 31, 2010, there were no stock options or warrants outstanding or no securities authorized for issuance under equity compensation plans.

Stockholders

As of March 18, 2011, we had approximately 930 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2010 or 2009.  We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. We act as our own warrant agent for our outstanding warrants.

Recent Issuances of Unregistered Securities

On March 17, 2011, the Company completed the sale of 2,500,000 investment units in a private placement pursuant to a subscription agreement with one accredited investor.  Each investment unit was comprised of one (1) share of the Company’s common stock and a seven year warrant to purchase one (1) share of common stock at an exercise price of $0.30 per share.  In the transaction, the Company received gross cash proceeds of $250,000.  No placement agent fees were paid on this sale.  The shares of common stock issued in this transaction have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2010.

ITEM 6 – SELECTED FINANCIAL INFORMATION

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Internet Media Services, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

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

We did not have any revenue or other significant operations in 2009 until the completion of our acquisition of the LegalStore.com.  Accordingly, revenue, general and administrative expenses, and selling and marketing expenses  for 2009 only represent approximately three (3) months of operations beginning on October 8, 2009, where 2010 represents a full year of operations.  Therefore, comparative period analysis would not be meaningful and has not been included in the following discussion.  The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Results of Operations

Year Ended December 31, 2010

Revenue for year ended December 31, 2010, totaled $570,732.  All revenue generated during this period was derived from the sale of legal products through our web property, LegalStore.com.  Costs of revenue for this period totaled $299,504 resulting in a gross profit of $271,228 or 47.52%.  Cost of revenue include supplies, freight and customer delivery expense.  Revenue is expected to increase in the future as the Company adds new web properties to its portfolio.

During this period, we incurred general and administrative operating expenses of $524,373.  Of this total, we had legal, auditing, and printing expenses of $125,155 associated with the process of registering our shares for public trading through the filing of Form S-1 with the Securities and Exchange Commission (SEC) and expenses associated with our first quarterly report filed with the SEC on Form- 10Q.  With the Company receiving final approval from the SEC regarding our Form S-1 filing in September 2010, we anticipate a significant reduction in legal, auditing, and printing expenses in future periods.  During this period, we had employee salaries and associated benefits expense of $234,281.  The Company anticipates a reduction in salaries and associated benefits expense in future periods in the LegalStore.com operation primarily due to the utilization of an outsourced fulfillment center for its LegalStore.com business.  However, as the Company introduces additional web properties, salaries and associated benefits are expected to increase.  Selling and marketing expenses primarily consisting of search engine marketing fees totaled $42,901 for the period, all incurred by the LegalStore,.com operating unit.  We anticipate marketing expenses for our LegalStore.com property to remain relatively flat in future periods.  Overall marketing expenses will increase as additional web properties are launched.  Amortization and depreciation expense totaled $21,686 for the period.  As a result, our operating loss was $296,046.

Interest expense for the period associated with our $225,000 revolving line of credit agreement with our chief executive officer totaled $7,306.  We expect to incur ongoing interest expense associated with the revolving line of credit agreement until the line of credit is repaid.  We recorded a loss from the sale of certain assets of $16,017 associated with the closing of our Rochester warehouse and the move to an outsourced fulfillment center.  We had a net loss of $319,369 for the period.

Liquidity and Capital Resources

At December 31, 2010, we had cash totaling $21,372, accounts receivable of $23,448, inventory of $134,174, and prepaid expenses of $3,865.  Current assets totaled $182,859.  Total assets totaled $356,757.

At December 31, 2010, we had accounts payable of $68,262, and accrued expenses of $34,850.  Total current liabilities were $103,112 at December 31, 2010.

At December, 31, 2010, we had long-term debt from a revolving note from a related party of $202,185.

At December 31, 2010, we had a working capital surplus of $79,747.

In April, 2010, the Company entered in to a $200,000 revolving line of credit agreement with our chief executive officer.  This credit agreement matured on April 8, 2011, with interest at an annual rate of 6% above LIBOR, and secured by all of our assets.  On March 16, 2011, the line of credit agreement was increased to $225,000, effective December 31, 2010, and the term was extended for one additional year.  The revolving line of credit agreement now matures on April 8, 2012.  As of December 31, 2010, $202,185 is outstanding under this agreement leaving $22,815 available for future cash flow needs.

In the fourth quarter 2010, we were successful in raising an aggregate of $82,000 through the sale of 820,000 shares of our common stock to fifteen (15) accredited investors.  These funds were used for our near term (fourth quarter 2010 and first quarter 2011) liquidity needs.

In March, 2011, we were successful in raising $250,000 from one (1) accredited investor through the private placement sale of 2,500,000 shares of our common stock and a seven year (7) warrant to purchase 2,500,000 shares of common stock at an exercise price of $.30.

For both raises, fourth quarter 2010 and March 2011, no underwriters or placement agents were utilized in the offerings, no commissions were paid in connection therewith and the proceeds were used for general working capital and liquidity needs.  The offerings were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act.  The purchasers were accredited investors (as that term is defined in Item 501 of Regulation D), were friends or business associates of the Company's management, were familiar with the operations of the Company and purchased the securities for investment and not with a view to distribution or resale thereof.  All certificates issued to purchasers contained the customary restrictive legend thereon, restricting resales.

We believe we have the ability to fund our 2011 operational requirements out of our available cash, proceeds of our March 2011 private placement activity, cash generated from operations, and revolving line of credit.  However, future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to unforeseen expenditures that could have a material adverse effect on us and our plans.  Therefore, we may need to raise additional funds.  No assurances can be given that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2010 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statement for the fiscal year ended December 31, 2010, describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Accounts Receivable

We provide credit in the normal course of business to the majority of our customers.  We perform periodic credit evaluations of our customers’ financial condition and generally we do not require collateral.  We closely monitor outstanding balances and write off amounts we believe are uncollectible after reasonable collection efforts have been made.  To determine if an account receivable allowance was necessary at year-end, we reviewed our accounts receivable aging as well as collections received.   No allowance for doubtful accounts was considered necessary at December 31, 2010, and December 30, 2009.

Inventory

Inventories consist of legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Intangible Assets

We amortize intangible assets and additions over the estimated useful lives of the assets. As of December 31, 2010 our intangible assets consist of a customer list and domain name acquired pursuant to the asset purchase of LegalStore.com.   Upon obtaining the domain name and customer list, we estimated their useful life to be ten years with a gross carrying amount of $170,000 resulting in an annual amortization cost of $4,250 per year.

Impairment Test

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. We do not amortize goodwill, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value.  Annually, we determine the fair valve of the reporting unit and compare this amount to the carrying value of the assets.  If the carrying value of the asset exceeds the fair market value, an impairment loss is recorded.

Income Tax

We account for income taxes with the recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards.  Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized in the immediate future.  We determine if it is more likely than not that the tax attributes making up the deferred tax asset will be utilized prior to expiration.  We reviewed the limited activity that resulted in a net loss and determined there was not sufficient evidence to support the deferred tax asset.

We review tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position.  We did not have any material unrecognized tax benefit at December 31, 2010, and December 31, 2009.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the period ended December 31, 2010, and December 31, 2009 we recognized no interest and penalties.

Revenue Recognition

We recognize revenue for sales of legal products when title of the goods transfers to the customer, either at the time the product is delivered or shipped to the customer based on our agreement with customer.

Share-Based Payments

We record our common shares issued based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2010 and 2009 follow Item 14, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, of our disclosure controls and procedures as of December 31, 2010, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

This item is not applicable, please refer to the following paragraph.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies exempting them from this requirement in their initial annual report.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since

Raymond Meyers	54	Chief Executive Officer, President,	April 2008
		Principal Financial Officer, Treasurer, and Director

Michael Buechler	38	Executive Vice President, Secretary, and Director	June 2009

Alexander A. Orlando	48	Director	April 2008

Patrick White	57	Director	October 2009

Philip Jones	42	Director	October 2009

The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

Raymond Meyers founded IMS in March 2007 and has been Chief Executive Officer and President since the Company’s inception.  Mr. Meyers founded and operated several technology-based companies, with the most recent one being eBoz, Inc., an Internet marketing tools company, which he operated from November 2001 to April 2005 and sold to Web.com (NasdaqGM: WWWW), formerly Website Pros, Inc.,  in April 2005.  From April 2005 to December 2006 he was an employee of Web.com holding the position of General Manager, eBoz Division.  He was previously (from December 1996 to December 1999) CEO and President of ProtoSource Corporation, a NASDAQ listed company.  He is a graduate of Rutgers University with continuing education at UCLA. We believe that as a result of his service as our Founder, President and Chief Executive Officer since inception, which adds historical knowledge, operational expertise and continuity to our board of directors, and his extensive corporate management experience, including serving as the chief executive officer of a publically-held company, he  provides the board with a deep understanding of all aspects of our business, both strategically and operationally, and therefore should serve on our board.

Michael Buechler joined  IMS in March 2009 and is currently its Executive Vice President – Web Properties.  Mr. Buechler co-founded Linkbuddies.com banner exchange in 1998 and operated it until it was sold to iBoost, Inc. in 2000.  LinkBuddies was one of the first banner exchanges in the world.  Mr. Buechler was Vice President – Web Properties at eBoz, Inc., an Internet marketing tools company from 2001 until its sale to Web.com (formerly Website Pros, Inc.) in 2005.  From 2005 to 2008, he was employed by Web.com as Director – Product Strategy and was responsible for product strategy for this NASDAQ listed web services company.  Mr. Buechler has a thorough understanding of our business and industry and has been instrumental in our development.  We believe Mr. Buechler should serve as a member of our board of directors based on the perspective and extensive experience he brings to our board of directors in the development of strategies for our current and future Internet-based products and services, his experience in the marketing of scalable Internet-based products and services, and his extensive knowledge of the Internet.

Alexander Orlando holds the positions of Chief Financial Officer and Treasurer for Eagle International Institute, Inc. from March, 2008 to Present.  He was Vice President for eBoz, Inc., an Internet marketing tools company, from January 2000 to December 2007, Senior Executive for ITT Industries-Goulds Pumps from August 1998 to December 1999, General Manager and Controller for Foley-PLP from Jan 1995 to Aug 1998,   Managing Partner of Wagner's Tax and Consulting Services and owner of several Subway Sandwich Franchises and Real Estate Investments from 1995 to Present.  He is a graduate of Ithaca College with a BS in Finance and Accounting, with continuing education at Geneseo State College.  We believe Mr. Orlando should serve on our board of directors based on the perspective he brings to our board of directors from his exposure to the internal and external financial requirements and controls of both large and smaller technology companies, and the unique perspective he brings to the our board of directors from his entrepreneurial experiences.

Patrick White has been Chief Executive Officer and a Director of Document Security Systems, Inc. (“DSS”) since August 2002. In addition, Mr. White was President of DSS from August 2002 until June 2006 and was Chairman of the Board of Directors of DSS from August 2002 until January 2008.  DSS is an NYSE AMEX listed company. Mr. White received his Bachelors of Science (Accounting) and Masters of Business Administration degrees from Rochester Institute of Technology.  We believe Mr. White is qualified to serve on our board of directors based on his extensive corporate management experience, including serving as the chief executive officer of a publically-held company (DSS), and his experience with the organizational challenges involved with becoming and operating as a publically-held company.

Philip Jones is a CPA and holds an MBA from Rochester Institute of Technology.  He has 13 years experience in both the public and private accounting and finance sectors, including positions at Arthur Anderson  from 1996 to 1998 and PricewaterhouseCoopers from  2003 to  2004 , American Fiber Systems (Controller) from  2000 to  2003, and 2004 to 2005 , and Zapata (NYSE:ZAP)(Accounting Manager and Director of Finance) from  1998  to  2000 . Mr. Jones joined Document Security Systems, Inc. ("DSS") in 2005 as its Corporate Controller and has been its Chief Financial Officer since 2009.  DSS is an NYSE AMEX listed company.  We believe Mr. Jones should serve as a member of our board of directors based on his experience in the public and private accounting and finance sectors, and being Chief Financial Officer at a publically traded company (DSS), which provides our board of directors with insights into the areas of corporate finance, cash management, and SEC reporting requirements.

Term of Office

Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.  Annual meetings of the shareholders, for the selection of directors to succeed those whose terms expire, are held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of shareholders.  Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

Committees of the Board of Directors

We do not have any committees of the Board of Directors.  We consider a majority of our Board members (consisting of Messrs. Orlando, White and Jones) to be independent directors under NYSE AMEX rules.

Corporate Governance

We do not have an audit committee, compensation committee or nominating committee. As we grow and evolve as a SEC registrant, our corporate governance structure is expected to be enhanced.

ITEM 11 - EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officers, Mr. Meyers and Mr. Buechler.  However, we anticipate negotiating and entering into employment agreements with both Mr. Meyers and Mr. Buechler during the second quarter 2011.  We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer and acting Chief Financial Officer, and our Executive Vice-President, also referred to herein as our “named executive officers,” for the fiscal years ended December 31, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Raymond J Meyers,	2010	$40,000	—	—	—	—	$40,000
Chief Executive Officer, acting Chief Financial Officer	2009	$7,500	—	—	—	—	$7,500

Michael Buechler,	2010	$40,000	—	—	—	—	$40,000
Executive Vice President	2009	$7,500	—	—	—	—	$7,500

Director Compensation

Our non-employee directors do not currently receive compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.  We may pay cash and stock-based compensation to our directors in the future.

Equity Incentive Plan

During 2011, we intend to adopt an equity incentive plan, which we refer to as our Plan, which will provide for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. We have not determined the aggregate maximum number of shares of common stock or appreciation rights that may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

Limitation on Liability and Indemnification of Officers and Directors

Our Certificate of Incorporation provides that liability of directors to us for monetary damages is eliminated to the full extent provided by Delaware law. Under Delaware law, a director is not personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) for authorizing the unlawful payment of a dividend or other distribution on our capital stock or the unlawful purchases of our capital stock; (iv) a violation of Delaware law with respect to conflicts of interest by directors; or (v) for any transaction from which the director derived any improper personal benefit.

The effect of this provision in our Certificate of Incorporation is to eliminate our rights and our stockholders’ rights (through stockholders’ derivative suits) to recover monetary damages from a director for breach of the fiduciary duty of care as a director (including any breach resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (v) above. This provision does not limit or eliminate our rights or the rights of our security holders to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s duty of care or any liability for violation of the federal securities laws.

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the March 18, 2011, there are 23,821,000 shares of common stock outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of the date of this report by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of all beneficial owners of our stock listed below, including our executive officers and directors, is in care of us at 1434 6th Street, Suite 9, Santa Monica, CA 90401.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage Beneficially Owned
Executive officers and directors Raymond J. Meyers	9,000,000	37.78%
Michael Buechler	4,000,000	16.79%
Patrick White	329,966	1.39%
Philip Jones	10,305	*
Alexander A. Orlando	1,165	*
All executive officers and directors
as a group (five persons)	13,341,436	56.01%

Greater than 5% stockholders
Bohlen Enterprises LLC (1)	5,112,747	19.42%

*Less than 1%

 (1) Includes 2,500,000 options, exercisable at $.30 per share

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2009, Mr. Raymond Meyers, a shareholder and chief executive officer of the Company, advanced the Company $23,929 for working capital needs. The advances were unsecured, non-interest bearing, had no stated repayment terms and were due on demand.  The advances are included in current liabilities in the accompanying balance sheet as of December 31, 2009.  Subsequent to December 31, 2009, and through April 8, 2010, additional advances net of repayments amounting to $84,742 were received from Mr. Meyers by the Company.  On April 8, 2010, the aggregate advances were formalized with the execution of a $200,000 revolving credit agreement.  This credit agreement matured on April 8, 2011, with interest at an annual rate of 6% above LIBOR, and secured by all of the assets of the Company.  As of December 31, 2010, the outstanding balance of the revolving credit agreement totaled $202,185.  Interest expense on revolving note amounted to $7,306 and remained unpaid as of December 31, 2010.  As of March 18, 2011, the outstanding balance of the revolving credit agreement totaled $211,289.

Effective December 31, 2010, the Company and Mr. Meyers agreed to increase the dollar amount of the revolving credit agreement from $200,000 to $225,000 and to extend the maturity date of the note to April 8, 2012.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.  However, we consider a majority of our Board members (consisting of Messrs. Orlando, White and Jones) to be independent directors under NYSE AMEX rules.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and within Form S-1, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick & Battaglia, CPAs, PC, for audit and review services for the fiscal years ended December 31, 2010 and 2009 were $36,500 and $14,500, respectively.  For the year ended December 31, 2010 and 2009, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed for other related services by our principal accountant, Freed Maxick & Battaglia, CPAs, PC, that are reasonably related to the performance of the audit or review of our financial statements as it pertains to our stock registration statement on Form S-1for the years ended December 31, 2010 and 2009 were $24,500 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, RSM McGladrey, for tax compliance, tax advice and tax planning during the years ended December 31, 2010 and 2009 were $3,200 and $0, respectively.

All Other Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick & Battaglia, CPAs, PC, during the years ended December 31, 2010 and 2009 were $0 and $0, respectively.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The Exhibits listed below designated by an * are incorporated by reference to the filings by Internet Media Services, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

3.1
Certificate of Incorporation dated March 26, 2007, as amended by Certificate of Amendment dated October 4, 2010 (incorporated by reference to the Company’s Form 8-K (file number 333-165972) filed on October 7, 2010).*

3.2	By-laws, as amended (incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file number 333-165972) filed on April 9, 2010).*
10.1
Premise lease agreement dated January 13, 2010 with SC Sunrise LLC for 1434 6th. Street, Unit 9, Santa Monica, CA (incorporated by reference from Company’s Registration Statement on Form S-1 (file number 333-165972) dated April 9, 2010).*

10.2	Agreements dated October 8, 2009 with Document Security Systems (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).*
10.3
Credit Facility Agreement, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).*

10.4
Security Agreement, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).*

10.5
Secured Promissory Note, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).*

10.6
Secured Promissory Note 2, dated June 30, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated July 26, 2010).*

10.7	Form of Warrant to Purchase Common Stock of Internet Media Services, Inc. dated March 17, 2011 (filed herewith.)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

INTERNET MEDIA SERVICES, INC.

CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to the Consolidated Financial Statements	F-7 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Internet Media Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Internet Media Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Media Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 29, 2011

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash	$21,372	$7,777
Accounts receivable	23,448	33,246
Inventory	134,174	90,829
Prepaid expenses	3,865	5,251
Total current assets	182,859	137,103

Property and equipment, net	3,281	26,922

Other intangibles, net	148,750	165,750

Goodwill	19,417	19,417

Other assets	2,450	-

Total assets	$356,757	$349,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$68,262	$26,653
Accrued expenses	34,850	9,781
Advances from related party	-	23,929
Total current liabilities	103,112	60,363

Long-term revolving note from related party	202,185	-

Commitments and contingencies (Note 7)	-	-

Stockholders' equity
Common stock, $.001 par value, 100,000,000 shares
authorized, 21,321,000 shares issued and outstanding (20,501,000 - 2009)	21,321	20,501
Additional paid-in capital	423,680	342,500
Accumulated deficit	(393,541)	(74,172)
Total stockholders' equity	51,460	288,829

Total liabilities and stockholders' equity	$356,757	$349,192

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended

	December 31, 2010	December 31, 2009

Revenue	$570,732	$111,022

Costs of revenue	299,504	80,983

Gross profit	271,228	30,039

Operating expenses:
General and administrative:
Salaries and benefits	234,281	52,936
Professional fees	116,836	7,152
Other	173,256	37,643
	524,373	97,731
Selling and marketing	42,901	6,480
	567,274	104,211

Operating loss	(296,046)	(74,172)

Other expenses:
Interest expense	(7,306)	-
Loss from sale of assets	(16,017)	-

Net loss	$(319,369)	$(74,172)

Loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	20,509,200	20,501,000

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

			Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Deficit	Equity

Balance at December 31, 2008	-	$-	$-	$-	$-

Common stock issued to founders	13,001,000	13,001	-	-	13,001

Common stock issued to acquire Legalstore.com	7,500,000	7,500	342,500	-	350,000

Net loss	-	-	-	(74,172)	(74,172)

Balance at December 31, 2009	20,501,000	$20,501	$342,500	$(74,172)	$288,829

Issuance of common stock for cash	820,000	820	81,180	-	82,000

Net loss	-	-	-	(319,369)	(319,369)

Balance at December 31, 2010	21,321,000	$21,321	$423,680	$(393,541)	$51,460

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended

	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$(319,369)	$(74,172)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	21,686	5,739
Loss on sale of assets	16,017	-
(Increase) decrease in assets:
Accounts receivable	9,798	(2,085)
Inventory	(43,345)	10,182
Prepaid expenses and other assets	(1,064)	(5,251)
Increase in liabilities:
Accounts payable and accrued expenses	66,678	36,434
Net cash used by operating activities	(249,599)	(29,153)

Cash flows from investing activities:
Proceeds from sale of assets	2,938	-
Net cash provided by investing activities	2,938	-

Cash flows from financing activities:
Advances from related party	-	23,929
Proceeds from sale of common stock	82,000	13,001
Net borrowings from related party	178,256	-
Net cash provided by financing activities	260,256	36,930

Net increase in cash	13,595	7,777

Cash - beginning of period	7,777	-

Cash - end of period	$21,372	$7,777

Non-cash investing and financing activities during the year

Acquisition of the business through the issuance of common stock	$-	$350,000

Cash paid for :
Interest	$-	$-

Income taxes	$1,900	$-

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 1. – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Internet Media Services, Inc. (the Company) is in the business of acquiring, building and monetizing internet web properties through the acquisition of existing web properties in vertical business channels identified by management and using these web properties as an anchor to build within that vertical market.  On October 8, 2009, the Company completed its first acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of Legalstore.com (see Note 2).  Legalstore.com is an internet based company that primarily sells legal supplies and legal forms, including security paper.  The Company also sells products and supplies for use in the medical and educational fields.  The Company was incorporated on March 26, 2007 and did not have operations until the acquisition in 2009.

Principles of Consolidation - The consolidated financial statements include the accounts of Internet Media Services, Inc. and its wholly-owned subsidiary (Legalstore.com, Inc.).  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.

Accounts Receivable - The Company provides credit in the normal course of business to the majority of its customers.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  Management closely monitors outstanding balances and writes off amounts that it believes are uncollectible after reasonable collection efforts have been made.  No allowance for doubtful accounts was considered necessary at December 31, 2010 or 2009.  The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist of legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Fixed Assets - Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Intangible Assets - Intangible assets consist of a customer list and domain name acquired pursuant to the asset purchase agreement (see Note 2).

		Gross Carrying	Accumulated	Net Carrying
	Useful life	Amount	Amortization	Cost

Domain name	10	$50,000	$6,250	$43,750
Customer list	10	120,000	15,000	105,000
Total		$170,000	$21,250	$148,750

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 1. – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization expense related to these intangible assets amounted to $17,000 for the year ended December 31, 2010 ($4,250 - 2009).  The expected future amortization expense for the next five years is $17,000 per year.

Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. The Company does not amortize goodwill, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value.  The Company performs annual assessments of potential impairment and has determined that no impairment is necessary as of December 31, 2010 or 2009.

Income Taxes – The Company accounts for income taxes with the recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards.  Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized in the immediate future.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position.  The Company did not have any material unrecognized tax benefit at December 31, 2010 or 2009.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the year ended December 31, 2009 and year ended December 31, 2010, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states.  The tax years 2007 through 2010 remain open to examination by the taxing jurisdictions to which the Company is subject.

Common Shares Issued - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

Revenue Recognition - Revenue is recognized for sales of legal products when title of the goods transfers to the customer, either at the time the product is delivered or shipped to the customer based on our agreement with customer.

Fair Value of Financial Instruments - The Company discloses fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 1. – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and short term advances. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the short term advances approximates the carrying value of the obligations based on these instruments bearing interest at rates consistent with the current rates available to the Company.

Advertising Costs – Advertising costs generally consist of online, keyword advertising with various search engines with additional amounts spent on certain targeted advertising.   Advertising costs are expensed as incurred and amounted to approximately $41,700 for the year ended December 31, 2010 ($6,500 - 2009).

Earnings Per Common Share - The Company presents basic earnings per share.  Basic earnings per share reflects the actual weighted average of shares issued and outstanding during the period. There are no dilutive or potentially dilutive instruments outstanding as of December 31, 2010 or 2009.

NOTE 2. – ACQUISITION OF BUSINESS

On October 8, 2009, the Company entered into an Asset Purchase Agreement with Lester Levin Inc. (“LLI”), a New York corporation and wholly owned subsidiary of Document Security Systems, Inc. (“DSS”), whereby the Company purchased the assets and liabilities of Legalstore.com (constituting the Business), a division of DSS, in exchange for 7,500,000 shares of common stock of the Company.

Pursuant to the Asset Purchase Agreement, the Company agreed to purchase all the assets of Legalstore.com, including, cash and cash equivalents, accounts receivable, inventories, fixed assets, customer lists, and domain names.  In addition to issuing the common stock, the Company agreed to assume certain liabilities associated with Legalstore.com, including an existing office lease.

The Company accounted for the acquisition in accordance with ASC 805-10 “Business Combinations”, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.  The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  In order to determine the goodwill or gain from a bargain purchase, the Company is required to determine the fair value of the consideration transferred in a business combination.  The fair value is calculated as the sum of the acquisition date fair value of the assets transferred by the Company, the liabilities incurred by the Company and the equity interest issued by the Company.  The Company had no activity or value prior to the acquisition and the consideration paid for the common stock issued prior to the acquisition was based on par value and not a reliable indication of fair value.  Therefore, the Company determined that the fair value of the interest in the Business acquired is a more reliable measure.  As a result, the Company valued the Business acquired using a discounted cash flow model and compared it to the fair value assigned to the identifiable assets and liabilities acquired to determine the amount of goodwill to record in connection with the business combination, which will be deductible for income tax purposes.  In determining the discounted cash flow, the Company utilized a growth rate for revenue of 9% in year 2010 and 2011, 7% in 2012 and 6% in 2013 and 2014 and a growth rate for expenses of 9% in 2010, 12% in 2011, and 6% in years 2012 through 2014.  In addition, the Company used a discount rate of 17.85% and a tax rate of 37%.  The discount rate was determined utilizing a weighted average cost of capital approach. All the operations of the Business are included in the accompanying statement of operations beginning with the date of the Asset Purchase Agreement.

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 2. – ACQUISITION OF BUSINESS (CONTINUED)

In connection with the Asset Purchase Agreement, the Company and a majority shareholder of the Company also entered into a Registration Rights Agreement and a Stock Pledge and Escrow Agreement (collectively, the Agreements).  In connection with the Agreements, the Company was required to file a registration statement on Form S-1, on a best efforts basis, with respect to the 7,500,000 shares of common stock issued pursuant to the terms of the Agreements, as well as raise at least $200,000 to be used for working capital in the Company. These requirements were met during the year ended December 31, 2010 and shares previously held in escrow were released.

The fair value of assets and liabilities acquired as a result of this business combination were as follows:

Fair value of the consideration transferred	$350,000

Fair value of identifiable assets acquired
and liabilities assumed:
Accounts receivable	31,161
Inventory	101,011
Fixed assets	28,411
Domain name	50,000
Customer list	120,000
Total	330,583

Goodwill	$19,417

The revenue of $111,022 and loss of $(74,172) included in the Company's consolidated statement of operations for the year ended December 31, 2009 consist primarily of Legalstore.com operations. The unaudited pro forma revenue and loss of the entity if the acquisition had taken place as of January 1, 2009 are as follows:

	Revenue	Loss

Supplemental pro forma from January 1, 2009
to December 31, 2009	$470,647	$(81,252)

NOTE 3. - FIXED ASSETS

Fixed assets consist of the following at December 31:

	Estimated Useful Life	2010	2009
Machinery and equipment	1 to 5 years	$-	$18,050
Furniture and fixtures	5 to 7 years	4,374	7,820
Leasehold improvements	3 to 5 years	-	2,541
		4,374	28,411
Less: accumulated depreciation		1,093	1,489

		$3,281	$26,922

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 3. - FIXED ASSETS (CONTINUED)

During the year ended December 31, 2010, the Company’s lease of the LegalStore.com customer service, print operation, and warehouse space located in Rochester, NY expired and was not renewed.  Certain fixed assets previously located in Rochester, NY were disposed of during the year ended December 31, 2010.  The Company recorded a loss of $16,017 on the sale of the assets.

Depreciation expense was $4,686 for the year ended December 31, 2010 ($1,489 - 2009).

NOTE 4. - STOCKHOLDERS’ EQUITY

During the year ended December 31, 2010, the Company amended the Articles of Incorporation to increase the amount of authorized common stock from 25,000,000 to 100,000,000 shares of $.001 par value.

During the year ended December 31, 2010, the Company approved for issuance up to 10,000,000 shares of $.001 par value preferred stock.  The rights and preferences of the preferred stock will be determined by board resolution upon issuance.  As of December 31, 2010, no preferred shares have been issued.

During the year ended December 31, 2010, the Company entered into subscription agreements with each of fifteen (15) accredited investors.  Under these subscription agreements, the Company issued an aggregate of 820,000 shares of common stock in consideration of an aggregate of $82,000 in cash.

During the year ended December 31, 2009, the Company issued 13,001,000 shares of common stock to the founders in exchange for $13,001. The amount of cash consideration paid was determined based on the par value of the shares issued.  Given the absence of a “regular, active public market”, and no previous sales of the Company common stock, the Company determined the fair value of the initial 13,001,000 shares sold to be the consideration paid.  The Company took the following into consideration in making this determination; the Company had no transactions or activity prior to and immediately subsequent the initial stock sale and the Company was an inactive shell during this time period.

NOTE 5. – REVOLVING NOTE AND ADVANCES FROM RELATED PARTY

During 2009, Mr. Raymond Meyers, a shareholder and chief executive officer of the Company, advanced the Company $23,929 for working capital needs. The advances were unsecured, non-interest bearing, had no stated repayment terms and were due on demand.  The advances are included in current liabilities in the accompanying balance sheet as of December 31, 2009.  Subsequent to December 31, 2009, and through April 8, 2010, additional advances net of repayments amounting to $84,742 were received from Mr. Meyers by the Company.  On April 8, 2010, the aggregate advances were formalized with the execution of a $200,000 revolving credit agreement.  This credit agreement matures on April 8, 2011, bears interest at an annual rate of 6% above LIBOR, and is secured by all of the assets of the Company.  As of December 31, 2010, the outstanding balance of the revolving credit agreement totaled $202,185.  Interest expense on the revolving note amounted to $7,306 and remained unpaid as of December 31, 2010.  Under the terms of the agreement the Company is required to comply with various covenants. As of December 31, 2010, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date. In March 2011, the credit agreement was amended to increase the limit to $225,000 and extend the maturity to April 2012.  (See Note 8).  As a result, the outstanding debt has been classified as long-term as of December 31, 2010.

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 6. - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2010 and 2009:

	2010	2009
Current:
Federal	$-	$-
State	2,189	-
Total current	2,189	-

Deferred:
Federal	$(109,856)	$(24,071)
State	(11,981)	(4,964)
Total deferred	(121,837)	(29,035)

Less increase in allowance	122,434	29,035

Net deferred	597	-
Total income tax provision	$2,786	$-

Individual components of deferred taxes are as follows as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforwards	$150,361	$28,182
Depreciable and amortizable assets	1,996	28,182
Prepaid expense	(1,485)	853
Total	150,872	29,035
Less valuation allowance	(151,469)	(29,035)

Gross deferred tax assets (liabilities)	$(597)	$-

The Company has approximately $391,610 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income.  These carryforwards begin to expire in year 2029.  Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance to reduce the net deferred tax asset.

The differences between United States statutory Federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2010	2009

Statutory United States Federal rate	34.0%	34.0%

State income taxes net of federal benefit	3.3	6.7

Change in valuation reserves	(38.2)	(39.1)

Other	-	(1.6)

Effective tax rate	(0.9)%	-

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2010 and 2009. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Operations.

The Company's Federal and state tax returns, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. As of December 31, 2010 there has been no material change in any uncertain tax position.

NOTE 7. – COMMITMENTS AND CONTINGENCIES

Facilities - The Company leases warehouse space with a monthly rental of $1,740. This lease was assumed by the Company according to the asset purchase agreement as discussed in Note 2.  On October 31, 2010, the lease expired and was not renewed.  Lease expense for year ended December 31, 2010 was $17,676 ($3,740 – 2009).  For warehouse services, the Company is currently using a product fulfillment center.  This agreement requires a monthly minimum charge of $1,000 and may be terminated by the Company by giving 60 days written notice.

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 7. – COMMITMENTS AND CONTINGENCIES (CONTINUED)

In February 2010, the Company entered into a lease for a one year term for corporate office space in Santa Monica, CA, which requires monthly payments of $2,000 and expires on January 31, 2011.  Subsequent to December 31, 2010, the Santa Monica lease expired and was converted to a month-to-month lease at $2,000 per month.  Lease expense for year ended December 31, 2010 was $22,000 ($0 – 2009).

NOTE 8. – SUBSQUENT EVENTS

On February 25, 2011, the Company received a notice of clearance letter to have its stock listed on the OTC Bulletin Board pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities and Exchange act of 1934.  The Company was assigned the stock ticker symbol “ITMV”.

On March 16, 2011, the Company and Mr. Meyers, a creditor, stockholder and chief executive officer of the Company, agreed to an increase in the amount of the April 8, 2010 revolving credit line from $200,000 to $225,000, effective December 31, 2010, and extend the maturity date to April 2012.  As of March 18, 2011, the revolving credit line outstanding balance totaled $211,289.

On March 17, 2011, the Company entered into a subscription agreement with one (1) accredited investor.  Under this subscription agreement, the Company issued a total of 2,500,000 shares of common stock and a seven year (7) warrant to purchase 2,500,000 shares of stock at an exercise price of $.30 in consideration of $250,000 in cash.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET MEDIA SERVICES, INC.

March 29, 2011	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer (Principal Executive Officer and Principal Financial Officer )

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2011	By:	/s/ Michael Buechler
Michael Buechler Director

March 29, 2011	By:	/s/ Philip Jones
Philip Jones Director

March 29, 2011	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer )

March 29, 2011	By:	/s/ Alexander Orlando
Alexander Orlando Director

March 29, 2011	By:	/s/ Patrick White
Patrick White Director