Form 10-Q
period 2011-03-31
INTERNET MEDIA SERVICES, INC.
filed 2011-05-13
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(800) 467-1496
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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 23,821,000 as of May 13, 2011.

INTERNET MEDIA SERVICES, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)

Current assets:
Cash	$210,409	$21,372
Accounts receivable	31,563	23,448
Inventory	118,082	134,174
Prepaid expenses	5,836	3,865
Total current assets	365,890	182,859

Property and equipment, net	3,063	3,281

Other intangibles, net	144,500	148,750

Goodwill	19,417	19,417

Other assets	2,450	2,450

Total assets	$535,320	$356,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$66,898	$68,262
Accrued expenses	46,692	34,850
Total current liabilities	113,590	103,112

Long-term revolving note from related party	213,300	202,185

Commitments and contingencies	-	-

Stockholders' equity
Common stock, $.001 par value, 100,000,000 shares
authorized, 23,821,000 shares issued and outstanding
(21,321,000 - December 31, 2010)	23,821	21,321
Additional paid-in capital	671,180	423,680
Accumulated deficit	(486,571)	(393,541)
Total stockholders' equity	208,430	51,460

Total liabilities and stockholders' equity	$535,320	$356,757
See accompanying notes.

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$140,226	$149,674

Costs of revenue	77,561	57,641

Gross profit	62,665	92,033

Operating expenses:
General and administrative:
Salaries and benefits	57,656	67,206
Professional fees	22,413	34,753
Other	49,995	43,525
	130,064	145,484
Selling and marketing	22,024	20,710
	152,088	166,194

Operating loss	(89,423)	(74,161)

Other expenses:
Interest expense - related party	3,607	-

Net loss	$(93,030)	$(74,161)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	21,709,889	20,501,000

See accompanying notes.

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(93,030)	$(74,161)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	4,468	5,739
(Increase) decrease in assets:
Accounts receivable	(8,115)	677
Inventory	16,092	(3,663)
Prepaid expenses and other assets	(1,971)	160
Increase in liabilities:
Accounts payable and accrued expenses	10,478	27,633
Net cash used by operating activities	(72,078)	(43,615)

Cash flows from financing activities:
Proceeds from sale of common stock	250,000	-
Net borrowings from related party	11,115	-
Advances from related party	-	40,815
Net cash provided by financing activities	261,115	40,815

Net increase (decrease) in cash	189,037	(2,800)

Cash - beginning of period	21,372	7,777

Cash - end of period	$210,409	$4,977

Cash paid for :
Interest	$-	$-

Income taxes	$1,999	$-

See accompanying notes.

INTERNET MEDIA SERVICES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Internet Media Services, Inc. (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2010 included in the Company’s 10-K annual report filed with the SEC on March 29, 2011.

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

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011.  The carrying amounts reported in the balance sheet as of March 31, 2011 of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving note from related party approximates the carrying value as the stated or discounted rates of the debt reflect recent market conditions.

Earnings Per Common Share - The Company presents basic and diluted earnings per share.  Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of March 31, 2011 there were 2,500,000 of shares potentially issuable under a warrant agreement that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods. There were no dilutive or potentially dilutive instruments outstanding as of March 31, 2010.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation.  These classifications had no effect on the results of operations or cash flows for the periods presented.

NOTE 2. – REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. On March 16, 2011, the Company and Mr. Meyers agreed to increase the revolving credit line from $200,000 to $225,000, and to extend the maturity date from April 8, 2011 to April 8, 2012.  The outstanding balance on the credit agreement bears interest at an annual rate of 6% above LIBOR (6.79% as of March 31, 2011), and is secured by all of the assets of the Company.  As of March 31, 2011, the revolving credit line had outstanding balance of $213,300 ($202,185 - December 31, 2010).  In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company.  Under the terms of the agreement the Company is required to comply with various covenants.  As of March 31, 2011, the Company was in default of the credit agreement due to a failure to pay interest when due.  As of March 31, 2011, accrued interest amounted to $10,615 ($7,306 - December 31, 2010). Mr. Meyers has waived this default through the maturity date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Internet Media Services, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our annual report as filed on Form 10-K dated March 29, 2011 as filed with the Securities and Exchange Commission, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

●	Our limited operating history with our business model.
●
The low cash balance and limited financing currently available to us. We may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital.

●	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow.
●	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock.
●	Our limited cash resources may not be sufficient to fund continuing losses from operations.
●	The failure of our products and services to achieve market acceptance.
●	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.

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

Results of Operations

For The Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2010.

Revenue

All revenue generated during this period was derived from the sale of legal products through our web property, Legalstore.com.  Revenue for the three month period ended March 31, 2011 totaled $140,226 versus $149,674 for the three month period ended March 31, 2010.  The reduction of revenue of $9,448 is primary due to a reduction in the average sale per order.  While the overall number of orders increased 26% to 2,075 from 1,643 in the three month period ended March 31, 2011 and 2010, respectively, the average sale per order decreased approximately 26% (from $94 to $69) over the same period.  As we continue to market our products on a national level, we are attracting new customers that typically have a lower first sale average sale per order than established customers.  We expect that as these new customers place subsequent orders the average sale per order will increase, thereby increasing overall revenue and overall average sale per order.

Cost of Revenue and Gross Profit

Cost of revenue include supplies and freight expense.  For the three month period ended March 31, 2011, cost of revenue totaled $77,561 resulting in a gross profit of $62,665.  This compares to cost of revenue of $57,641 and gross profit of $92,033 for the three month period ended March 31, 2010.  The increase in cost of revenue of $19,920 was primarily due to a one-time product inventory costing adjustment of approximately $5,000, and the recording of $9,000 in cost of revenue expense associated with our newly outsourced print operations.  In prior periods, the print operation was performed by an employee as part of our in-house operations and the expense associated with this employee was recorded as an operating expense and not as cost of revenue.

Operating Expenses

General and Administrative

During the three month period ended March 31, 2011, we incurred general and administrative operating expenses of $130,064, a reduction of $15,420 from the three month period ended March 31, 2010.  Of this total, salaries and benefits were reduced by $9,550 (14%) as a result of the fourth quarter 2010 restructuring of our LegalStore.com operation.  We expect to incur higher salaries and benefits expense as we introduce new product lines.  We experienced a reduction of $12,340 (35.5%) in professional fees as a direct result of lower legal fees associated with our Securities and Exchange Commission filings.

Selling and marketing

Selling and marketing expenses, consisting of search engine and web marketing expenses, and customer delivery fees totaled $22,024 for the period, an increase from $20,710 for the three months ended March 31, 2010.  This increase is due to higher customer delivery fees as a direct result of an increased number of customer orders during the period.  We anticipate search engine marketing expense associated with our LegalStore.com web property will remain at this level for the near future.  However, we expect to incur higher search engine and web marketing expenses as we introduce new product lines.

Other Expenses

Interest expense for the period associated with our $225,000 revolving line of credit agreement with our CEO totaled $3,607 for the three month period ended March 31, 2011.  We did not incur any interest expense for the three month period ended March 31, 2010.  We will continue to incur interest expenses associated with the revolving line of credit agreement until the line is paid off and retired.

Net Loss

We had a net loss of $93,030 and $74,161 for the period ended March 31, 2011 and 2010, respectively.  The increase in net loss of $18,869 was primarily a result of lower revenue and increased cost of revenue as outlined above.

Liquidity and Capital Resources

At March 31, 2011, we had cash totaling $210,409, an increase from our cash balance of $21,372 at December 31, 2010, accounts receivable of $31,563, an increase from $23,448 at December 31, 2010, inventory of $118,082, a decrease from $134,174 at December 31, 2010, and prepaid expenses of $5,836, an increase from $3,865 at December 31, 2010.   Current assets totaled $365,890, an increase from $182,859 at December 31, 2010.  The increase in our cash position, current assets, and total assets was directly correlated with our March 2011 raise of $250,000 from one accredited investor, as described below.

At March 31, 2011, we had accounts payable of $66,898, a decrease from $68,262 at December 31, 2010, accrued expenses of $46,692, an increase from $34,850 at December 31, 2010.  Total current liabilities were $113,589 at March 31, 2011, an increase from $103,112 from December 31, 2010.

At March 31, 2011, we had a working capital surplus of $252,300, an increase from a working capital surplus of $79,747 at December 31, 2010.

In April, 2010, the Company entered in to a $200,000 revolving line of credit agreement with our chief executive officer.  This credit agreement matured on April 8, 2011, with interest at an annual rate of 6% above LIBOR, and secured by all of our assets.  On March 16, 2011, the line of credit agreement was increased to $225,000, effective December 31, 2010, and the term was extended for one additional year.  The revolving line of credit agreement now matures on April 8, 2012.  As of March 31, 2011, $213,300 is outstanding under this agreement leaving $11,700 available for future cash flow needs.

In March, 2011, we were successful in raising $250,000 from one (1) accredited investor through the private placement sale of 2,500,000 shares of our common stock and a seven year (7) warrant to purchase 2,500,000 shares of common stock at an exercise price of $.30.  No underwriters or placement agents were utilized in the offerings, no commissions were paid in connection therewith and the proceeds were used for general working capital and liquidity needs.  The offering was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act.  The purchaser was an accredited investor (as that term is defined in Item 501 of Regulation D), was a friend or business associate of the Company's management, was familiar with the operations of the Company and purchased the securities for investment and not with a view to distribution or resale thereof.  All certificates issued to purchaser contained the customary restrictive legend thereon, restricting resales.

We believe we have the ability to fund our current 2011 operational requirements out of our available cash, which includes the proceeds of our March 2011 private placement activity, cash generated from operations, and revolving line of credit.  However, future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to unforeseen expenditures that could have a material adverse effect on us and our plans.  Therefore, we may need to raise additional funds.  No assurances can be given that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.

To facilitate our future growth through the acquisition or development of Internet web properties we may be required to raise substantial amounts of new financing in the form of additional equity investments, loan financings, or from strategic partnerships. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us and at the time required by us, or at all.  Further, any financing may cause dilution of the interests of our current stockholders.  If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, of our disclosure controls and procedures as of March 31, 2011, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In March, 2011, we were successful in raising $250,000 from one (1) accredited investor through the private placement sale of 2,500,000 shares of our common stock and a seven year (7) warrant to purchase 2,500,000 shares of common stock at an exercise price of $.30.  No underwriters or placement agents were utilized in the offerings, no commissions were paid in connection therewith and the proceeds were used for general working capital and liquidity needs.  The offering was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act.  The purchaser was an accredited investor (as that term is defined in Item 501 of Regulation D), was a friend or business associate of the Company's management, was familiar with the operations of the Company and purchased the securities for investment and not with a view to distribution or resale thereof.  All certificates issued to purchaser contained the customary restrictive legend thereon, restricting resales.

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

INTERNET MEDIA SERVICES, INC.

Dated: May 13, 2011	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)