Form 10-Q
period 2011-06-30
INTERNET MEDIA SERVICES, INC.
filed 2011-08-12
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 23,821,000 as of August 12, 2011.

INTERNET MEDIA SERVICES, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statement of Operations	4
	Consolidated Statement of Cash Flows	5
	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4.	Controls and Procedures	11

PART II - OTHER INFORMATION:

Item 6.	Exhibits	13

SIGNATURES		14

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	As of

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Current assets:
Cash	$100,050	$21,372
Accounts receivable	30,692	23,448
Inventory	129,310	134,174
Prepaid expenses and other	24,214	3,865
Total current assets	284,266	182,859

Property and equipment, net	2,844	3,281

Other intangibles, net	155,250	148,750

Goodwill	19,417	19,417

Other assets	2,000	2,450

Total assets	$463,777	$356,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$61,223	$68,262
Accrued expenses	60,305	34,850
Revolving note from related party	212,768	-
Total current liabilities	334,296	103,112

Long-term revolving note from related party	-	202,185

Commitments and contingencies	-	-

Stockholders' equity
Common stock, $.001 par value, 100,000,000 shares
authorized, 23,821,000 shares issued and outstanding
(21,321,000 - December 31, 2010)	23,821	21,321
Additional paid-in capital	671,180	423,680
Accumulated deficit	(565,520)	(393,541)
Total stockholders' equity	129,481	51,460

Total liabilities and stockholders' equity	$463,777	$356,757

See accompanying notes.

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$136,698	$134,075	$276,924	$283,748

Costs of revenue	56,926	62,083	134,487	134,572

Gross profit	79,772	71,992	142,437	149,176

Operating expenses:
General and administrative:
Salaries and benefits	81,272	46,848	138,928	101,760
Professional fees	11,781	37,166	34,194	69,568
Other	36,584	31,158	82,471	70,605
	129,637	115,172	255,593	241,933
Selling and marketing	25,471	26,566	51,603	51,150
	155,108	141,738	307,196	293,083

Operating loss	(75,336)	(69,746)	(164,759)	(143,907)

Other expenses:
Interest expense - related party	3,613	1,371	7,220	1,371

Net loss	$(78,949)	$(71,117)	$(171,979)	$(145,278)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	23,821,000	20,501,000	22,765,444	20,501,000

See accompanying notes.

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(171,979)	$(145,278)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	8,937	11,478
(Increase) decrease in assets:
Accounts receivable	(7,244)	7,144
Inventory	4,864	(10,285)
Prepaid expenses and other assets	(19,899)	1,080
Increase in liabilities:
Accounts payable and accrued expenses	18,416	41,627
Net cash used by operating activities	(166,905)	(94,234)

Cash flows from investing activities:
Purchase of software development costs	(15,000)	-
Net cash used by investing activities	(15,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	250,000	-
Net borrowings from related party	10,583	86,457
Net cash provided by financing activities	260,583	86,457

Net increase (decrease) in cash	78,678	(7,777)

Cash - beginning of period	21,372	7,777

Cash - end of period	$100,050	$-

Cash paid for :
Interest	$-	$-

Income taxes	$1,999	$-

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

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.  The carrying amounts reported in the balance sheet as of June 30, 2011 of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of revolving note from related party approximates the carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

As of June 30, 2011 there were 2,500,000 of shares potentially issuable under a warrant agreement that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods. There were no dilutive or potentially dilutive instruments outstanding as of June 30, 2010.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation.  These classifications had no effect on the results of operations or cash flows for the periods presented.

NOTE 2. – REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company.  This credit agreement is in the amount of $225,000 and expires on April 8, 2012.  The outstanding balance on the credit agreement bears interest at an annual rate of 6% above LIBOR (6.73% as of June 30, 2011), and is secured by all of the assets of the Company.  As of June 30, 2011, the revolving credit line had outstanding balance of $212,768 ($202,185 - December 31, 2010).  In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company.  Under the terms of the agreement the Company is required to comply with various covenants.  As of June 30, 2011, the Company was in default of the credit agreement due to a failure to pay interest when due.  As of June 30, 2011, accrued interest amounted to $13,938 ($7,306 - December 31, 2010). Mr. Meyers has waived this default through the maturity date.

NOTE 3. – STOCKHOLDERS’ EQUITY

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

NOTE 4. – SUBSEQUENT EVENTS

On June 27, 2011, the Company entered into an agreement with an investment bank to raise funds through a financing transaction. Beginning, July 2011, the Company will pay a monthly engagement fee of $6,000 to the investment bank for a period of four months, and on a month to month basis after the initial four months. All engagement fees paid by the Company will be deducted from the financing transaction cash fee of 6% of the total consideration. The Company will also issue a warrant equal to 5% of the securities issued in a financing transaction. The warrant will be immediately exercisable for a period of five years and convertible into the same securities issued in the financing transaction.

On July 1, 2011, the Company released its new service named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients.  The service is currently servicing the legal marketplace, however the Company expects to expand to marketplace to service additional verticals (contractors, elective medical, insurance, etc.) in coming months.

On July 18, 2011, the Company entered into a 12 month lease, effective August 1, 2011, for approximately 1,500 square feet of additional office space in Santa Monica, CA, at a monthly rate of $3,350 per month.  The Company currently leases 1,000 square feet in Santa Monica, CA, on a month-to-month lease at a rate of $2,000 per month.

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, shareholders holding a majority of shares of the Company approved, by written consent, the Plan.  Also on July 22, 2011, the Company issued 2,950,000 options under the Plan to eleven employees, directors and outside consultants.  The options vest equally over three years, with terms ranging from five years to ten years, and exercise prices ranging from $.10 to $.30.

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

We believe our Company has progressed beyond the development stage but that our limited revenue causes us to consider our operations to be in an earlier stage of development.  We did not have any operations until our first acquisition in October, 2009 when we acquired our first Web-based business that fit our criteria, LegalStore.com.  LegalStore.com offers legal supplies, legal forms, and related legal products to the professional community.  On July 1, 2011 we released our second commerce website, SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients.  We continue to look for acquisitions of other under-valued Web-based businesses, both within the Legal channel and outside of that channel.

Results of Operations

For the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2010.

Revenue

For the three months ended June 30, 2011, all revenue was derived from the sale of legal products through our web property, Legalstore.com.  Revenue for this period totaled $136,698 versus $134,075 for the three month period ended June 30, 2010.  This increase of revenue of $2,623 is primary due to a 5.7% increase in overall customer orders in the three month period ended June 30, 2011 and 2010.  The average sale per order decreased approximately 3.1%, from $97 for the three month period ended June 30, 2010 to $94 for the three month period ended June 30, 2011.  A customer order is defined as an order that has been shipped to the customer within the period.  As we continue to market our products on a national level, we are attracting new customers that typically have a lower first sale average sale per order than established customers.  We expect that as these new customers place subsequent orders the average sale per order will increase, thereby increasing overall revenue and overall average sale per order.

For the six months ended June 30, 2011, all revenue was derived from the sale of legal products through our web property, Legalstore.com.  Revenue for this period totaled $276,924 versus $283,748 for the six month period ended June 30, 2010.  This decrease of approximately 2.4% ($6,824) was due to a decrease in the average sale per order of 9.8%, from $102 for the six month period ended June 30, 2010 to $92 for the six month period ended June 30, 2011.  However, overall customer orders increased 7.5% from 2,783 for the six month period ended June 30, 2010 to $2,993 for the period ended June 30, 2011.

Cost of Revenue and Gross Profit

Cost of revenue include supplies associated with the sale of products through our LegalStore.com website.  For the three month period ended June 30, 2011, cost of revenue totaled $56,926 resulting in a gross profit of $79,772 or 58%.  This compares to cost of revenue of $62,083 and gross profit of $71,992 or 54% for the three month period ended June 30, 2010.  The majority of the increase in the gross profit was due to lower cost of revenue for our print orders as a result of our fourth quarter 2010 decision to outsource the print operations.

For the six month period ended June 30, 2011, cost of revenue totaled $134,487 resulting in a gross profit of $142,437 or 51%.  This compares to cost of revenue of $134,572 and gross profit of $149,176 or 53% for the six month period ended June 30, 2010.  This slight decrease in gross margin, from 53% to 51%, was primarily due lower sales in the first quarter of 2011.

Operating Expenses

General and Administrative

During the three month period ended June 30, 2011, we incurred general and administrative operating expenses of $129,637, an increase of $14,465 (13%) from the three month period ended June 30, 2010.  Of this total, salaries and benefits were increased by $34,424 (73%) as a result of hiring several positions for our new offering SimplyProspects.com during the three month period ended June 30, 2011.  We expect to incur higher salaries and benefits expense as we grow SimplyProspects.com and introduce other new product lines.  We experienced a reduction of $25,385 (68%) in professional fees as a direct result of lower legal fees and accounting associated with our 2010 Securities and Exchange Commission filings.  We had an increase of $5,426 in the Other category during the three month periods ended June 30, 2011 and 2010.

During the six month period ended June 30, 2011, we incurred general and administrative operating expenses of $255,593, an increase of $13,660 from the six month period ended June 30, 2010.  Of this total salaries and benefits increased $37,168 (37%), professional fees decreased 35,374 (51%), and other expense increased $11,866 from the six month period ended June 30, 2011 and 2010.  We expect an overall increase in general and administrative expenses in subsequent periods and we continue to execute our business plan.

Selling and marketing

For the three month period ended June 30, 2011, selling and marketing expenses, consisting of search engine and web marketing expenses, credit card processing fees, and customer delivery fees totaled $25,471 for the period, an increase from $26,566 for the three months ended June 30, 2010.  We anticipate search engine marketing expense associated with our LegalStore.com web property will remain at this level for the near future.  However, we expect to incur higher search engine and web marketing expenses in the future associated with our new service SimplyProspects.com and as we introduce new product lines.

For the six month period ended June 30, 2011, selling and marketing expenses, consisting of search engine and web marketing expenses, credit card processing fees, and customer delivery fees were relatively flat compared to the six months ended June 30, 2010 (June 30, 2011 - $51,603, June 30, 2010 - $51,150).  We expect an increase in selling and marketing fees in the future as we introduce new product lines.

Other Expenses

Interest expense for the period associated with our $225,000 revolving line of credit agreement with our CEO totaled $3,613 for the three month period ended June 30, 2011.  For the three month period ended June 30, 2010 we incurred an expense $1,371.  This increase of $2,242 was due to the increase in the amount borrowed from the revolving line of credit.  We will continue to incur interest expenses associated with the revolving line of credit agreement until the line is paid off and retired.

Interest expense for the six month period ended June 30, 2011 associated with our $225,000 revolving line of credit agreement with our CEO totaled $7,220, an increase of $5,849 from the six month period ended June 30, 2010.  This increase was due to the increase in the amount borrowed from the revolving line of credit.  We will continue to incur interest expenses associated with the revolving line of credit agreement until the line is paid off and retired.

Net Loss

We had a net loss of $78,949 and $71,117 for the three month period ended June 30, 2011 and 2010, respectively.  The increase in net loss of $7,832 was primarily a result of increased cost of revenue and general and administrative expenses, as outlined above.

For the six month period ended June 30, 2011 and 2010, we had a net loss of $171,979 and $145,278, respectively.  The increase in net loss of $26,701 was primarily a result of increased cost of revenue and general and administrative expenses, as outlined above.

Liquidity and Capital Resources

At June 30, 2011, we had cash totaling $100,050, an increase of $78,678 from our $21,372 cash balance at December 31, 2010, accounts receivable of $30,692, an increase from $23,448 at December 31, 2010, inventory of $129,310, a decrease from $134,174 at December 31, 2010, and prepaid expenses and other of $24,214, an increase from $3,865 at December 31, 2010.   This increase of $20,349 includes $14,469 of deferred financing costs associated with an expected third quarter 2011 fund raising effort.  Current assets totaled $284,266, an increase from $182,859 at December 31, 2010.  The increase in our cash position, current assets, and total assets was directly correlated with our March 2011 raise of $250,000 from one accredited investor.

At June 30, 2011, we had accounts payable of $61,223, a decrease from $68,262 at December 31, 2010, accrued expenses of $60,305, an increase from $34,850 at December 31, 2010, and revolving note from a related party balance of $212,768.  As of December 31, 2010, the revolving note from a related party balance of $202,185 was considered long-term, therefore was not included in current liabilities.  As of June 30, 2011, total current liabilities were $334,296, an increase from $103,112 from December 31, 2010.

At June 30, 2011, we had a working capital deficit of $50,030, a decrease from a working capital surplus of $79,747 at December 31, 2010.

In April, 2010, the Company entered in to a $200,000 revolving line of credit agreement with our chief executive officer.  This credit agreement matured on April 8, 2011, with interest at an annual rate of 6% above LIBOR, and secured by all of our assets.  On March 16, 2011, the line of credit agreement was increased to $225,000, effective December 31, 2010, and the term was extended for one additional year.  The revolving line of credit agreement now matures on April 8, 2012.  As of June 30, 2011, $212,768 is outstanding under this agreement leaving $12,232 available for future cash flow needs.

For the first six months of 2011, we used $166,905 in operations.  As of June 30, 2011, our available cash totaled $100,000.  We believe we have the ability to fund our current 2011 operational requirements out of our available cash, cash generated from operations, and revolving line of credit.  However, future events, including the continued expansion of our newly released service SimplyProspects.com, problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to unforeseen expenditures that could have a material adverse effect on us and our plans.  Therefore, in reviewing our operational plans and associated risks, we have determined it will be necessary to raise additional financing during the last six months of 2011.  In July, we engaged an Investment Bank and entered into an investment banking agreement to assist us in this effort.  No assurances can be given that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, of our disclosure controls and procedures as of June 30, 2011, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNET MEDIA SERVICES, INC.

Dated: August 12, 2011	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)