Form 10-Q
period 2011-09-30
INTERNET MEDIA SERVICES, INC.
filed 2011-11-14
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(800) 467-1496
 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 23,821,000 as of November 14, 2011.

INTERNET MEDIA SERVICES, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	3
	Consolidated Statement of Operations	4
	Consolidated Statement of Cash Flows	5
	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION:

Item 6.	Exhibits	16

SIGNATURES		17

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Current assets:
Cash	$13,639	$21,372
Accounts receivable	24,745	23,448
Inventory	125,617	134,174
Prepaid expenses and other	38,322	3,865
Total current assets	202,323	182,859

Property and equipment, net	2,625	3,281

Other intangibles, net	164,800	148,750

Goodwill	19,417	19,417

Other assets	5,350	2,450

Total assets	$394,515	$356,757

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
Accounts payable	$67,029	$68,262
Accrued expenses	68,030	34,850
Notes payable	90,048	-
Revolving note from related party	211,870	-
Total current liabilities	436,977	103,112

Long-term revolving note from related party	-	202,185

Commitments and contingencies (See Note 6)	-	-

Stockholders' (deficiency) equity
Common stock, $.001 par value, 100,000,000 shares
authorized, 23,821,000 shares issued and outstanding
(21,321,000 - December 31, 2010)	23,821	21,321
Additional paid-in capital	677,969	423,680
Accumulated deficit	(744,252)	(393,541)
Total stockholders' (deficiency) equity	(42,462)	51,460

Total liabilities and stockholders' (deficiency) equity	$394,515	$356,757

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$138,830	$131,968	$415,754	$415,716

Costs of revenue	78,993	79,713	213,480	214,285

Gross profit	59,837	52,255	202,274	201,431

Operating expenses:
General and administrative:
Salaries and benefits	133,055	54,578	271,983	157,677
Professional fees	8,766	35,080	42,960	106,999
Other	37,322	35,009	119,793	109,186
	179,143	124,667	434,736	373,862
Selling and marketing	25,266	22,665	76,869	66,553
	204,409	147,332	511,605	440,415

Operating loss	(144,572)	(95,077)	(309,331)	(238,984)

Other expenses:
Change in fair value of notes payable	30,048	-	30,048	-
Interest expense	4,112	2,240	11,332	3,611
Loss from sale of assets	-	16,017	-	16,017

Net loss	$(178,732)	$(113,334)	$(350,711)	$(258,612)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	23,821,000	20,501,000	23,125,029	20,501,000

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(350,711)	$(258,612)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	13,407	17,217
Stock based compensation	6,789	-
Loss on sale of assets	-	16,017
Change in fair value of notes payable	30,048	-
(Increase) decrease in assets:
Accounts receivable	(1,297)	7,767
Inventory	8,557	(6,946)
Prepaid expenses and other assets	(37,357)	2,497
Increase in liabilities:
Accounts payable and accrued expenses	31,946	76,017
Net cash used by operating activities	(298,618)	(146,043)

Cash flows from investing activities:
Proceeds from sale of assets	-	2,938
Purchase of software development costs	(28,800)	-
Net cash (used) provided by investing activities	(28,800)	2,938

Cash flows from financing activities:
Proceeds from sale of common stock	250,000	-
Proceeds from issuance of notes	60,000	-
Net borrowings from related party	9,685	142,683
Net cash provided by financing activities	319,685	142,683

Net decrease in cash	(7,733)	(422)

Cash - beginning of period	21,372	7,777

Cash - end of period	$13,639	$7,355

Cash paid for :
Income taxes	$1,999	$-

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

Fair Value of Financial Instruments - The Company accounts for financial instruments measured at fair value on a recurring basis and on a non-recurring basis.  The accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fair Value Measurement Topic of the FASB  Accounting Standards Coded (“ASC “) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

As of September 30, 2011, there were 6,618,390 of shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.  There were no dilutive or potentially dilutive instruments outstanding as of September 30, 2010.

Business Updates - On July 1, 2011, the Company released its new service named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients.  The service is currently servicing the legal marketplace, however the Company anticipates expanding the marketplace to service additional verticals (contractors, elective medical, insurance, etc.) in future months.  SimplyProspects.com had minimal activity in the third quarter of 2011 and did not give rise to segment reporting. As of October 31, 2011, approximately 750 lawyers have registered to use the SimplyProspects.com service.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation.  These classifications had no effect on the results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements - In May, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  The Company is currently evaluating the impact that the adoption of ASU 2011-04 will have and does not believe the adoption will have a material impact on the consolidated financial statements.

On September 15, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary.  Under this standard, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary.  However, if the Company concludes otherwise, it is required to perform the first step of the two-step impairment test, as described in Topic 350.  If the carrying amount of a reporting unit exceeds its fair value under the first step, the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.  The Company also has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test.  The Company may resume performing the qualitative assessment in any subsequent period.  This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  The Company believes that the adoption of this standard will not have a material impact on the Company’s financial statements.

NOTE 2. – NOTES PAYABLE

On August 23, 2011, the Company entered into a subscription agreement with one accredited investor under the Company’s current Private Placement offering.  Under this subscription agreement, the investor received a one year 12% convertible promissory note with warrants in consideration of $15,000 in cash.  The principal amount of the note plus accrued interest automatically converts into common stock on August 31, 2012 using a conversion price of a twenty percent discount of the fair market value of the closing transaction price of the Company’s common stock for the prior ten days of trading, but such conversion price shall not be less than $0.10 per share.  Upon the termination of the Private Placement offering, the investor will receive a two year warrant to purchase shares of the Company’s common stock at $0.30 per share.  The warrant shall be exercisable for such number of common shares equal to twenty percent of the funds invested (20% warrant coverage) amounting to 10,000 shares as of September 30, 2011.  The Company did not allocate a portion the proceeds to the warrant because the warrant’s value is not considered material. As of September 30, 2011, the outstanding principal amounted to $15,000 and the maximum number of common shares the note could be converted into is 150,000 shares.  An increase in the Company’s stock price greater than $.13 per share will result in a decreased number of shares the Company would be obligated to issue.

On September 1, 2011, the Company received net proceeds of $42,500 as a result of the Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note in the principal amount of $45,000.  The Note, which is due on May 29, 2012, bears interest at the rate of 8% per annum, is unsecured and is convertible into shares of our common stock at the election of lender at any time after 180 days from August 26, 2011 (the date the Note was actually dated) at a conversion price equal to a 41% discount to the average of the 3 lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount.  If the Company desires to exercise its right to prepay the Note during the first 90 days after its issuance, the prepayment amount is 135% of all amounts owed to lender; if it elects to prepay between the 91st and 180th day after issuance, the prepayment amount is 150% of all amount owed.  There is no right to prepay after the 181th day of issuance.  The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by Asher and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock.  As of September 30, 2011, the outstanding principal amounted to $45,000 and the maximum number of common shares the note could be converted into based on 4.99% of the outstanding shares as of September 30, 2011 is 1,188,668 shares.  Based on the actual stock price at September 30, 2011, the instrument would be convertible into 953,390 shares. An increase in the Company’s stock price will result in a decreased number of shares the Company would be obligated to issue.

Under ASC 480, Distinguishing Liabilities from Equity, the Company determined the notes payable are liabilities reported at fair value because the notes payable will be convertible into a variable number of common shares at fixed monetary amount, known at inception.  The notes payable are to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the notes payable is measured by calculating possible outcomes of conversion to common shares and repayment of the notes payable, then weighting the probability of each possible outcome according to management’s estimates.  The fair value measurement is classified as a Level 3 in the valuation hierarchy. The following table is valuation roll forward of the notes payable:

Initial valuation	$60,000
Change in fair value	30,048
Fair value as of September 30, 2011	$90,048

NOTE 3. – REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company.  This credit agreement is in the amount of $225,000 and expires on April 8, 2012.  The outstanding balance on the credit agreement bears interest at an annual rate of 6% above LIBOR (6.83% as of September 30, 2011), and is secured by all of the assets of the Company.  As of September 30, 2011, the revolving credit line had outstanding balance of $211,870 ($202,185 - December 31, 2010).  In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company.  Under the terms of the agreement the Company is required to comply with various covenants.  As of September 30, 2011, the Company was in default of the credit agreement due to a failure to pay interest when due. During the three and nine month periods ending September 30, 2011 interest expense under this note amounted to $3,579 and $10,799, respectively ($2,240 and $3,611 for three and nine months ended September 30, 2010).  As of September 30, 2011, accrued interest amounted to $17,516 ($7,306 - December 31, 2010). Mr. Meyers has waived this default through the maturity date.

NOTE 4. – STOCKHOLDERS’ (DEFICIENCY) EQUITY

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

NOTE 5. – EQUITY INCENTIVE PLAN

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, shareholders holding a majority of shares of the Company approved, by written consent, the Plan.  The total number of shares of common stock available for issuance under the Plan is 5,000,000 shares.  Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its Related Companies.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation includes expense charges related to all stock-based awards.  Such awards include options, warrants and stock grants.

The Company records shares based payments under the provisions of ASC 718. Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the nine month period ended September 30, 2011:

2011
Risk-free interest rate	1.86%
Expected dividend yield	0%
Expected stock price volatility	75%
Expected life of options	5.7 years

The Company recorded expense for options issued during the three and nine month period ended September 30, 2011 of $6,789.

A summary of all stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	-	$-
Options granted	3,005,000	$.27
Options expired	-	$-
Options forfeited	-	$-
Outstanding at September 30, 2011	3,005,000	$.27	8.1 years	$-

Exercisable at September 30, 2011	-	$-	-	$-

The weighted average fair value of options granted during the nine months ended September 30, 2011 was approximately $.03.  No options were vested or exercised during the nine months ended September 30, 2011.

At September 30, 2011, there was approximately $76,000 of unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted average period of approximately 2.75 years.  The total fair value of shares that vested during the nine months ended September 30, 2011 was $0.

In October 2011, we granted an incentive stock option to purchase 10,000 shares of our common stock under the Plan at an exercise price of $.10 per share.  The option vests equally over three years and has a term of ten years.

NOTE 6. – COMMITTMENTS AND CONTINGENCIES

On July 18, 2011, the Company entered into a 12 month lease, effective August 1, 2011, for approximately 1,500 square feet of office space in Santa Monica, CA, at a monthly rate of $3,350 per month.  This new space was in addition to the currently leased 1,000 square feet in Santa Monica, CA, on a month-to-month lease at a rate of $2,000 per month.  On October 3, 2011, the Company provided written notice to terminate the lease of the 1,000 square feet Santa Monica, CA office space effective November 3, 2011.

On June 27, 2011, the Company entered into an agreement with an investment bank to raise funds through a financing transaction. Beginning July 2011, the Company will pay a monthly engagement fee of $6,000 to the investment bank for a period of four months, and on a month to month basis after the initial four months. All engagement fees paid by the Company have been recorded as prepaid expenses and will be deducted from the financing transaction cash fee of 6% of the total consideration. These fees will offset the proceeds received if the financing is equity and be amortized over the term of the instrument if the financing is debt. The Company will also issue a warrant equal to 5% of the securities issued in a financing transaction. The warrant will be immediately exercisable for a period of five years and convertible into the same securities issued in the financing transaction.

NOTE 7. – SUBSQUENT EVENTS

On October 11, 2011, the Company received net proceeds of $32,500 as a result of the Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note in the principal amount of $35,000.  The Note, which is due on July 5, 2012, bears interest at the rate of 8% per annum, is unsecured and is convertible into shares of our common stock at the election of lender at any time after 180 days from October 3, 2011 (the date the Note was actually dated) at a conversion price equal to a 41% discount to the average of the 3 lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount.  If the Company desires to exercise its right to prepay the Note during the first 90 days after its issuance, the prepayment amount is 135% of all amounts owed to lender; if it elects to prepay between the 91st and 180th day after issuance, the prepayment amount is 150% of all amounts owed.  There is no right to prepay after the 181th day of issuance.  The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by Asher and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2010.

Revenue

For the three months ended September 30, 2011, revenue was derived from the sale of legal products (98% of revenue) through our web property, Legalstore.com and through our recently launched service, SimplyProspects.com (2% of revenue).  Revenue for this period totaled $138,830 versus $131,968 for the three month period ended September 30, 2010.  This increase of revenue of $6,862 was due to revenue of $3,200 generated from our new service, SimplyProspects.com, and a 2.1% increase in the average LegalStore.com sale per order.  The average sale per order increased from $93 for the three month period ended September 30, 2010 to $95 for the three month period ended September 30, 2011, while the overall number of customer orders remained relatively flat.  A customer order is defined as an order that has been shipped to the customer within the period.  In addition to continuing to market our products on a national level, we have started a number of price increases on certain products to increase our gross profit margins.  However, we do not expect a decrease in the overall number of orders as a result of this action.

For the nine months ended September 30, 2011, revenue was primarily derived from the sale of legal products through our web property, Legalstore.com (99%).  Our recently launched service, SimplyProspects.com, accounted for 1% of overall revenue during this period.  Revenue for this period totaled $415,754 versus $415,716 for the nine month period ended September 30, 2010.  Overall customer orders increased 5% from 4,204 for the nine month period ended September 30, 2010 to 4,416 for the period ended September 30, 2011 offset by a decrease in sales per order from $100 (2010) to $95 (2011).  In future periods, we expect to see significant revenue growth via our new SimplyProspects.com service, while relatively modest revenue growth through our LegalStore.com service.

Cost of Revenue and Gross Profit

Cost of revenue include supplies associated with the sale of products through our LegalStore.com website and the cost to acquire leads for our SimplyProspects.com service.  For the three month period ended September 30, 2011, cost of revenue totaled $78,993 resulting in a gross profit of $59,837 or 43%.  The SimplyProspects.com service represented $12,515  or 16% of overall costs of revenue for this period.  This compares to cost of revenue of $79,713 and gross profit of $52,255 or 40% for the three month period ended September 30, 2010.  We continue to experience lower cost of revenue for our LegalStore.com print orders as a result of our fourth quarter 2010 decision to outsource the print operations.

For the nine month period ended September 30, 2011, cost of revenue totaled $213,480 resulting in a gross profit of $202,274 or 49%.  This compares to cost of revenue of $214,285 and gross profit of $201,431 or 48% for the nine month period ended September 30, 2010.  We expect to see higher gross profit as we continue to implement our SimplyProspects.com business plan.

Operating Expenses

General and Administrative

During the three month period ended September 30, 2011, we incurred general and administrative operating expenses of $179,143, an increase of $54,476 (44%) from the three month period ended September 30, 2010.  Of this total, salaries and benefits were increased by $78,447 (144%) all as a result of the hiring numerous positions for our new offering SimplyProspects.com during the three month period ended September 30, 2011.  We expect to incur higher salaries and benefits expense as we grow SimplyProspects.com and introduce other new product lines.  We experienced a reduction of $26,314 (75%) in professional fees as a direct result of lower legal fees and accounting associated with our 2010 Securities and Exchange Commission filings.  We experienced a slight increase of $2,313 in the other category during the three month periods ended September 30, 2011 and 2010 mostly associated with reduced financial printing expense and depreciation expense.

During the nine month period ended September 30, 2011, we incurred general and administrative operating expenses of $434,736, an increase of $60,874 from the nine month period ended September 30, 2010.  Of this total salaries and benefits increased $114,306 (72%), professional fees decreased $64,039 (60%), and other expense increased $10,607 from the nine month period ended September 30, 2011 and 2010.  We expect an overall increase in general and administrative expenses in subsequent periods and we continue to execute SimplyProspects.com business plan.

Selling and marketing

For the three month period ended September 30, 2011, selling and marketing expenses, consisting of search engine and web marketing expenses, credit card processing fees, and customer delivery fees totaled $25,266 for the period, an increase from $22,665 for the three months ended September 30, 2010.  This increase of $2,601was due to increased search engine marketing costs associated with SimplyProspects.com.  We anticipate search engine marketing expense to increase in the future as we continue to implement our SimplyProspects.com business plan.

For the nine month period ended September 30, 2011, selling and marketing expenses, consisting of search engine and web marketing expenses, credit card processing fees, and customer delivery fees increased $10,316 compared to the nine months ended September 30, 2010 (September 30, 2011 - $76,869, September 30, 2010 - $66,553).  We expect an increase in selling and marketing fees in the future as we continue to implement our SimplyProspects.com business plan.

Other Expenses

Interest expense for the period associated with our $225,000 revolving line of credit agreement with our CEO totaled $3,579 for the three month period ended September 30, 2011.  For the three month period ended September 30, 2010 we incurred an expense $2,240.  The increase was due to the increase in the amount borrowed from the revolving line of credit.  We will continue to incur interest expenses associated with the revolving line of credit agreement until the line is paid off and retired.  During the period we incurred additional interest expense of $533 associated with two convertible promissory notes.

Interest expense for the nine month period ended September 30, 2011 associated with our $225,000 revolving line of credit agreement with our CEO totaled $10,799, an increase of $7,188 from the nine month period ended September 30, 2010.  This increase was due to the increase in the amount borrowed from the revolving line of credit.  We will continue to incur interest expenses associated with the revolving line of credit agreement until the line is paid off and retired.

During the three and nine month period ending September 30, 2011, we incurred an expense of $30,048 associated with the change in the fair value of two convertible promissory notes.

Net Loss

We had a net loss of $178,732 and $113,334 for the three month period ended September 30, 2011 and 2010, respectively.  The increase in net loss of $65,398 was primarily a result of increased salaries and benefits expenses and the recorded expense of the change in the fair value of a convertible promissory note, as outlined above.

For the nine month period ended September 30, 2011 and 2010, we had a net loss of $350,711 and $258,612, respectively.  The increase in net loss of $92,099 was primarily a result of increased salaries and benefits expenses and the recorded expense of the change in the fair value of a convertible promissory note, as outlined above.

Liquidity and Capital Resources

At September 30, 2011, we had cash totaling $13,639, a decrease of $7,733 from our $21,372 cash balance at December 31, 2010, accounts receivable of $24,745, an increase of $1,297 from $23,448 at December 31, 2010, inventory of $125,617, a decrease from $134,174 at December 31, 2010, and prepaid expenses and other of $38,322, an increase from $3,865 at December 31, 2010.   This increase of $34,457 in the prepaid expenses and other category includes $33,669 of deferred financing costs associated with a current 2011 fund raising effort.  Current assets totaled $202,323, an increase of $19,464 from $182,859 at December 31, 2010.

At September 30, 2011, we had accounts payable of $67,029, a decrease from $68,262 at December 31, 2010, accrued expenses of $68,030, an increase from $34,850 at December 31, 2010, notes payable of $90,048 associated with two convertible notes issued during the period, and a revolving note from a related party balance of $211,870.  As of December 31, 2010, the revolving note from a related party balance of $202,185 was considered long-term, and therefore was not included in current liabilities.  As of September 30, 2011, total current liabilities were $436,976, an increase from $103,112 from December 31, 2010.

At September 30, 2011, we had a working capital deficit of $234,654, a decrease from a working capital surplus of $79,747 at December 31, 2010.

In April, 2010, the Company entered in to a $200,000 revolving line of credit agreement with our chief executive officer.  This credit agreement matured on April 8, 2011, with interest at an annual rate of 6% above LIBOR, and secured by all of our assets.  On March 16, 2011, the line of credit agreement was increased to $225,000, effective December 31, 2010, and the term was extended for one additional year.  The revolving line of credit agreement now matures on April 8, 2012.  As of September 30, 2011, $211,870 is outstanding under this agreement leaving $13,130 available for future cash flow needs.

For the first nine months of 2011, we used $298,618 of cash in operations.  As of September 30, 2011, our available cash totaled $13,639.  We believe we have the ability to fund our current 2011 operational requirements out of our available cash, cash generated from operations, and revolving line of credit.  However, future events, including the continued expansion of our newly released service SimplyProspects.com, problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to unforeseen expenditures that could have a material adverse effect on us and our plans.  Therefore, in reviewing our operational plans and associated risks, we have determined it will be necessary to raise additional financing during the last three months of 2011.  In July, we engaged an Investment Bank and entered into an investment banking agreement to assist us in this effort.  In August 2011, we commenced activities to raise $500,000 through the sale of convertible promissory notes.  As of September 30, 2011 we have raised a total of $60,000.  In October 2011, we raised an additional $35,000.  No assurances can be given that we can obtain additional working capital through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, of our disclosure controls and procedures as of September 30, 2011, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNET MEDIA SERVICES, INC.

Dated: November 14, 2011	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)