Form 10-K
period 2011-12-31
INTERNET MEDIA SERVICES, INC.
filed 2012-03-30
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
Commission File Number: 333-165972

INTERNET MEDIA SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State of incorporation)	(IRS Employer Identification Number)

1434 6th Street, Unit 2
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☒  No ☐

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

          Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer   ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter.   $967,350 based upon price of such common stock was last sold on June 30, 2011.

As of March 26, 2012, there were 24,209,983 shares of Common Stock of Internet Media Services, Inc. outstanding.

INTERNET MEDIA SERVICES, INC.

PART I

ITEM 1 - BUSINESS

Overview

Internet Media Services, Inc. is a diversified digital media company created to develop, own and operate a portfolio of integrated “Internet properties” (websites), offering complementary business models and components, high levels of customer appeal, lower cost of goods sold (“COGS”) and significantly higher margins than other Internet-based service companies in similar sectors.  We operate our branded websites within discrete vertical business channels or markets allowing us to utilize cross-promotion marketing activities between our websites within a channel. A vertical market is a distinct business category, or sector, within a broader industry such as "Elective Medical," “Home Reconstruction” or "Travel and Leisure."  For example, the "Legal" vertical market (a part of the Professional Services Industry) would include Web properties, domains and business opportunities focusing on legal services, legal case opportunities, and related instruments, procedures and transactions.  Vertical markets are often identified as “niche” markets, with companies involved in transacting trade – primarily -- with other businesses in the same niche or sector.  Currently, we operate one website within one business channel.

We were incorporated in March 2007 as a Delaware corporation and refer to ourself herein as “we”, “us”, the “Company” or “IMS.”  We conduct our operations in Santa Monica, California and use an independent warehouse and product fulfillment center in Western New York.  Our corporate office is located at 1434 6th Street, Suite 2, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.internetmediaservices.com and our commercial website address is www.legalstore.com .  Information contained on our websites is not a part of this annual report.

The Company is primarily focused on creating, acquiring and partnering with companies with customer acquisition- customer relationship management solutions; however, the Company is also interested in information technology / content acquisition opportunities -- whether the content is informational, educational, or entertaining.  On October 8, 2009, the Company completed its first acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an Internet based company that primarily sells legal supplies and legal forms.  This acquisition was then leveraged by the creation and development of simplyprospects.com -- a proprietary “auction-based marketplace” that promises to revolutionize the lead-sale industry in the legal field, and in numerous other key niche markets, including: elective medical; home reconstruction; health and medicine; leisure and travel; et al.

SimplyProspects.com was released in July 2011 as part of a six-month beta program.  At the end of this six-month period in December 2011, the Company, based on the feedback obtained during the beta program, decided to further develop the service prior to releasing the service into production.  In addition, the success of the SimplyProspects.com service is contingent on the Company raising sufficient investment capital to support the national release and operational needs of the service.

We primarily seek to create, acquire or partner with web businesses that serve the small and mid-sized businesses since we feel that market segment offers the best opportunity for cost-effective revenue growth.

We use Internet marketing techniques and applications, either developed by us or purchased from a third party, to generate high-quality traffic (visitors) to our websites. This traffic in turn supports our revenue model which consists of either advertising-based revenue, or sale of a product or service.  We generate revenue through the sale of products and services via our internet properties.

On March 7, 2012, we entered into an Asset Purchase Agreement (the “Agreement”) with Enthusiast Media Holdings, Inc. (“EMH”), a privately-held Washington corporation, to acquire the assets of the former Water Channel television network (the “Assets”).  The Agreement is expected to close within thirty (30) days (the “Closing Date”) if certain contingencies are met.  The contingencies include the delivery by EMH of general releases from at least ninety (90) percent of EMH’s secured creditors and the Company’s final review and acceptance of the Assets and an associated real estate lease.

The Agreement provides that as consideration for the purchase of the Assets, the Company will issue a total of up to 4,000,000 shares of its restricted common stock (the “Shares”), and the assumption by the Company of a certain real estate lease associated with the Assets.  On the Closing Date, the Agreement calls for the delivery of 3,323,261 Shares by the Company to EMH for the benefit of EMH’s secured creditors.  In addition, the Agreement calls for the Company to issue, within sixty (60) from the effective date of the Agreement, and upon receiving signed releases from the unsecured creditors, up to 676,739 Shares to EMH on a pro rata basis, for the benefit of EMH’s unsecured creditors.  The Agreement includes the forfeiture of 728,326 of the shares issued to EMH in the event that the domain name, “waterchannel.com”, is not delivered to and accepted by the Company, within sixty (60) days from execution date of the Agreement.  All Shares to be issued are subject to a cumulative lock-up agreement that calls for fifty (50) percent of the Shares to be eligible for resale after six (6) months, with another twenty-five (25) percent being eligible after one year, and the remaining twenty-five (25) percent being eligible for resale after eighteen (18) months.

The Agreement also provides for customary representations, warranties, and indemnification from the parties.

Our Strategy

Our objective is to build a leading digital media company consisting of multiple Internet properties that offer products or services to small to medium-sized business.  Key elements of our strategy include:

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

Technology

Our third-party e-commerce solution for our LegalStore.com website is hosted in the data center of the e-commerce provider.  The LegalStore.com website contains over 1500 product codes and over 8,243 customer account records.  We have off-line access to approximately 10,000 customer account records that are stored on local computers within the LegalStore.com offices.

In the second half of 2011, we concentrated our efforts on the development and testing of an Internet-based customer lead generation service named SimplyProspects.com.  We believe some of the most opportune markets at present for this type of a lead generation service are: legal; elective medical; home remodeling or reconstruction; travel and leisure; event planning; et al.  SimplyProspects.com is an auction-based Internet marketplace based on the following needs and premises:

•	Professionals in many underserved fields need to buy qualified, local leads
•	Not all leads are created equal,
•	Currently, the majority of business opportunity leads are sold in bundles with no regard for quality,
•	“Lead sales” is a business solution where, historically, the number of leads generated is more important than the quality of the leads

To counter these problems, simplyprospects.com was created.

SimplyProspects.com heavily qualifies its leads prior to purchase by using a proprietary mix of technology and human resources.  Once a lead enters the SimplyProspects.com auction marketplace with a minimum price, bidders determine the final price.  SimplyProspects.com functions similar to eBay – i.e., an enormously well-proven model.  SimplyProspects.com will initially be aimed at the legal community, but will be expanded to other verticals (i.e., contractors, plastic surgeons, insurance, etc.).

We intend to seek patent protection for our proprietary SimplyProspects.com application, process and technology.

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

Major Customers

In 2011, our revenue was primarily derived from sales of goods sold through our LegalStore.com website.  Our products were purchased by over 4,000 customers, with no one customer accounting for more than 3% of total sales.  Collectively, our top 15 customers, measured in gross sales, accounted for approximately 18% of gross sales.  Therefore, we believe we are not dependent on a few major customers.

Intellectual Property

Our ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our business and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2011, we do not own any U.S. patents, and we do not have any patent applications pending but not yet issued. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third party contractors to help develop and design some of our websites and applications, we own the intellectual property created by these contractors. The e-commerce software that we currently utilize in our LegalStore.com business is dependent on commercially available third party software.  While we do not own the software, we do own the processes, procedures, and data that is associated with the use of the e-commerce software.

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

Trademarks

In 2011, we received a trademark for the name “LegalStore” from the US Patent and Trademark Office (registration number 4047117) and have submitted a trademark registration application for “Internet Media Services” (serial number 85402736).  Our application is currently pending.

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

Employees

At December 31, 2011, we had six full-time employees, and one part-time employee.  Five of the full-time employees and our part-time employee were located at our corporate office in Santa Monica, CA, with the remaining full-time employee located in the greater Rochester, NY area.  None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we consider our relationships with our employees to be good.

Websites

We maintain two active websites, www.internetmediaservices.com and www.legalstore.com.  www.internetmediaservices.com serves as our corporate website and contains information about our company and business.  Our website www.legalstore.com, is an e-commerce site that is used to market supplies to the legal community.  In addition to the active websites, the Company has several websites currently under development including www.simplyprospects.com and www.lawyernow.com.  The Company owns over 30 domain names for future use or for strategic competitive reasons.

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

ITEM 1A – RISK FACTORS

An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks.  The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. In such case, we may not be able to proceed with our planned operations and your investment may be lost entirely. The trading price of our common stock could decline due to any of these risks.  In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our financial statements.  An investment in our securities should only be acquired by persons who can afford to lose their entire investment without adversely affecting their standard of living or financial security.

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

We have not achieved profitability and we may incur losses for the foreseeable future. In the years ended 2011, 2010, and the period from October 8, 2009 through December 31, 2009 we incurred losses of approximately $566,000, $319,000, and $74,000 respectively.  As of December 31, 2011, our accumulated deficit was $959,983, which represents our net losses since inception.   We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis thereafter. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate.

We have been the subject of a going concern opinion by our independent registered public accounting firm which has raised substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements which states that our financial condition raise substantial doubt as to our ability to continue as a going concern.  We incurred a loss of $566,442 during the year ended December 31, 2011, incurred accumulated losses totaling $959,983, have a stockholders’ deficiency of $250,845 and have a working capital deficit of $230,547 at December 31, 2011.  These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to sharply curtail our business or cease operations altogether.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to we will be adversely affected and we may have to cease operations.

Economic conditions could reduce our revenue and adversely affect our customers and our working capital.

The U.S. economy was in a downward cycle that began in 2007, substantially deepened in 2008, and has continued to laggard through 2011. As most, if not all, of our proposed vertical segments rely on Internet generated sales of goods and services, or Internet revenue generated through the sales of online advertising, the reduced consumer and advertiser demand resulting from any economic downturn may negatively affect our revenues or negatively impact our ability to grow our revenues. We cannot predict when the current economic downturn will end or reverse. There also could be a number of follow-on effects from the prior credit crisis as well as the current economic environment on our business, including insolvency of customers and the inability for us to raise additional working capital economically to support the growth of our operations.

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

Our success and future growth depend, to a significant degree, on the skills and continued services of our Chief Executive Officer, Raymond Meyers.  Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and Internet marketing personnel in a highly competitive employment market.  As we develop and acquire new products and services, we will need to hire additional employees.  Our inability to attract and retain well-qualified managerial, technical and Internet sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

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

Our Board of Directors and our executive officers own 55.8% of our outstanding common stock.  Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

We are required to make an assessment of the effectiveness of our internal control over financial reporting. Our management concluded that as of December 31, 2011, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

If we are unable to correct the identified deficiencies in our internal control in a timely manner, or if we identify other material weaknesses or deficiencies in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected.

Implementing any appropriate changes to our internal controls and disclosure controls and procedures may entail substantial costs to modify our existing financial and accounting systems and internal policies, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in establishing or maintaining the adequacy of our internal controls or disclosure controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements or public reports on a timely basis, could materially adversely affect our business. Further, the perception of our investors that our internal controls or disclosure controls are inadequate or that we are unable to produce accurate financial statements may seriously affect the price of our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

Our corporate offices are located at 1434 6th Street, Suite 2, Santa Monica, CA and consist of 1,500 square feet under a one year lease for $3,350 per month, which expires in July, 2012.  At the expiration of the term, the lease converts to a month-to-month lease at $3,350 per month.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective on February 25, 2011, our common stock commenced its public listing on the OTC Bulletin Board (OTC: BB), where it trades under the symbol “ITMV”.

The table below sets forth the range of quarterly high and low closing sales prices for our common stock for 2011. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ending December 31, 2011

First Quarter *	$0.35	$0.03
Second Quarter	$0.38	$0.09
Third Quarter	$0.15	$0.04
Fourth Quarter	$0.15	$0.05

* Closing price data for the first quarter of 2011 became available on March 4, 2011.

The last reported sales price of our common stock on the OTC Bulletin Board on March 26, 2012 was $.04

Issued and Outstanding

Our certificate of incorporation authorizes 100,000,000 shares of Common Stock, par value $0.001. As of March 26, 2012, we had 24,209,983 shares of Common Stock, issued and outstanding.

Stockholders

As of March 26, 2012, we had approximately 902 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2011 or 2010.  We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. We act as our own warrant agent for our outstanding warrants.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2011 the Company sold a 12% convertible promissory note with 6,667 warrants for $10,000 and Convertible Promissory Notes in the aggregate principal amount of $72,500 in cash. The shares of common stock to be issued in this transaction have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2011.

Securities authorized for issuance under equity compensation plans

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, shareholders holding a majority of shares of the Company approved, by written consent, the Plan. The total number of shares of common stock available for issuance under the Plan is 5,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years.

The Company records shares based payments under the provisions of ASC 718. Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model on certain assumptions. The Company estimated the expected volatility based on data used by peer group of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following table sets forth information as of December 31, 2011 regarding equity compensation plans under which our equity securities are authorized for issuance.

Equity Plan Compensation Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securities holders (1)	3,015,000	$0.27	1,985,000

Total	3,015,000		1,985,000

(1)	Pursuant to our 2011 Equity Incentive Plan

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

	Our limited operating history with our business model.

The low cash balance and limited financing currently available to us. We may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital.

	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow
	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock.
	Our limited cash resources may not be sufficient to fund continuing losses from operations.
	The failure of our products and services to achieve market acceptance.
	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

General

Internet Media Services, Inc. (referred to in this report as “Internet Media,” “IMS,” “we,” “us,” “our” or “Company”) is a diversified digital media company created to develop, own and operate a portfolio of integrated “Internet properties” (websites), offering complementary business models and components, high levels of customer appeal, lower cost of goods sold (“COGS”) and significantly higher margins than other Internet-based service companies in similar sectors.  We operate our branded websites within discrete vertical business channels or markets allowing us to utilize cross-promotion marketing activities between our websites within a channel. A vertical market is a distinct business category, or sector, within a broader industry such as "Elective Medical," “Home Reconstruction” or "Travel and Leisure."  For example, the "Legal" vertical market (a part of the Professional Services Industry) would include Web properties, domains and business opportunities focusing on legal services, legal case opportunities, and related instruments, procedures and transactions.  Vertical markets are often identified as “niche” markets, with companies involved in transacting trade – primarily -- with other businesses in the same niche or sector.  Currently, we operate one website within one business channel.

The Company is primarily focused on creating, acquiring and partnering with companies with customer acquisition- customer relationship management solutions; however, the Company is also interested in information technology / content acquisition opportunities -- whether the content is informational, educational, or entertaining.  On October 8, 2009, the Company completed its first acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an Internet based company that primarily sells legal supplies and legal forms.  This acquisition was then leveraged by the creation and development of simplyprospects.com -- a proprietary “auction-based marketplace” that promises to revolutionize the lead-sale industry in the legal field, and in numerous other key niche markets, including: elective medical; home reconstruction; health and medicine; leisure and travel; et al.

SimplyProspects.com was released in July 2011 as part of a six-month beta program.  At the end of this six-month period in December 2011, the Company, based on the feedback obtained during the beta program, decided to further develop the service prior to releasing the service into production.  In addition, the success of the SimplyProspects.com service is contingent on the Company raising sufficient investment capital to support the national release and operational needs of the service.

Results of Operations

For the Twelve Months Ended December 31, 2011 Compared to the Twelve Months Ended December 31, 2010

Revenue

For the twelve months ended December 31, 2011, revenue for this period totaled $554,926 versus $554,658 for the twelve month period ended December 31, 2010.  During 2011, revenue was derived from the sale of legal products (96% of overall revenue or $535,300) through our web property, LegalStore.com and through our six month beta program (July through December 2011) of our new service, SimplyProspects.com (4% of overall revenue or $19,600).  In contrast, 100% of the revenue generated during the twelve months ended December 31, 2010, was attributed to sales through our LegalStore.com property.  The overall number of LegalStore.com customer orders remained relatively flat, 5,678 in 2011 versus 5,675 in 2010.  In addition to continuing to market our products on a national level, we have started a number of price increases during the last six months of 2011 on certain products to increase our gross profit margins.  However, we do not expect a decrease in the overall number of orders through our LegalStore.com property as a result of this action.  We continue to expect relatively modest revenue growth through our LegalStore.com service.  We do not expect to generate any revenue from our SimplyProspects.com service until the Company is successful in raising the necessary capital to release the service on the national level.

Cost of Revenue and Gross Profit

Cost of revenue include supplies associated with the sale of products through our LegalStore.com website and the cost to acquire leads during the six month beta period associated with our SimplyProspects.com service.  For the twelve month period ended December 31, 2011, cost of revenue totaled $292,566 resulting in a gross profit of $262,360 or 47% versus a gross profit of $259,707 or 47% for the twelve month period ended December 31, 2010.  The gross profit attributed solely to the LegalStore.com for the twelve month period ended December 31, 2011 was approximately $266,700 (50%), an increase $ 6,993 from the twelve month period ended December 31, 2010 ($259,707 or 47%).  We continue to experience lower cost of revenue for our LegalStore.com print orders as a result of our fourth quarter 2010 decision to outsource the print operations.

Operating Expenses

General and Administrative

During the twelve month period ended December 31, 2011, we incurred general and administrative operating expenses of $616,531, an increase of $151,275 (32%) from the twelve month period ended December 31, 2010.  Of this total, salaries and benefits were increased by $152,733 (75%) as a result of hiring numerous positions during the second half of 2011 for the six-month SimplyProspects.com beta period.  We expect to incur higher salaries and benefits expense as we release SimplyProspects.com at the national level.  We experienced a reduction of $61,736 (53%) in professional fees during the twelve month period ended December 31, 2011 compared to the twelve month period ended December 31, 2010 as a direct result of lower legal fees and accounting work associated with our Securities and Exchange Commission filings.  There was additional professional involvement in 2010 due to our initial  filing with the Securities and Exchange Commission.   We experienced an increase of $60,278 (42%) in the Other category during the twelve month periods ended December 31, 2011 compared to 2010 primarily associated with our 2011 corporate financing consulting activities ($36,669) and our 2011 stock compensation expense ($14,137).  We expect an overall increase in general and administrative expenses in subsequent periods as we continue to execute our business plan pending additional financing.

Selling and marketing

For the twelve month period ended December 31, 2011, selling and marketing expenses, consisting of search engine and web marketing expenses, credit card processing fees, and customer delivery fees totaled $109,819 for the period, an increase of $22,108 from the twelve month period ended December 31, 2010 of $87,711.  This increase was due to additional search engine marketing costs associated with the SimplyProspects.com beta program.  We anticipate search engine marketing expense to increase in the future as we continue to implement our SimplyProspects.com business plan pending additional financing.

Other Expenses

Interest expense for the period associated with our $225,000 revolving line of credit agreement with our CEO totaled $14,579 for the twelve month period ended December 31, 2011 versus $7,306 for the twelve month period ended December 31, 2010.  The increase was due to the increase in the amount borrowed from the revolving line of credit.  We will continue to incur interest expense associated with the revolving line of credit agreement until the line is paid off and retired.  During the period we incurred additional interest expense of $2,970 associated with our convertible promissory notes.  During the twelve month period ended December 31, 2011, we also incurred an expense of $80,724 associated with the change in the fair value of our convertible promissory notes.

Net Loss

As a result of the foregoing, our net loss increased by $247,073 or 77% to $566,442 for the twelve month period ended December 31, 2011 compared to a net loss of $319,369 incurred in 2010.

Liquidity and Capital Resources

At December 31, 2011, we had cash totaling $1,693, a decrease of $19,679 from our $21,372 cash balance at December 31, 2010, accounts receivable of $31,337, an increase of $7,889 from $23,448 at December 31, 2010, inventory of $115,952, a decrease of $18,222 from $134,174 at December 31, 2010. Current assets totaled $155,446, a decrease of $27,413 from $182,859 at December 31, 2010.

At December 31, 2011, we had accounts payable of $95,369, an increase of $27,107 from $68,262 at December 31, 2010, accrued expenses of $67,400, an increase of $33,147 from $34,253 at December 31, 2010.  Additionally, as of December 31, 2011 we had notes payable with a fair value of $223,224 and a principle balance of $142,500 associated with convertible notes issued during 2011.  As of December 31, 2011, total current liabilities were $385,993, an increase of $283,478 from $102,115 from December 31, 2010.

At December 31, 2011, we had a working capital deficiency of $230,547 compared to working capital of $80,344 at December 31, 2010.  The decrease in working capital was due to our operating losses and issuance of short term notes payable in 2011.

In April, 2010, we entered in to a $200,000 revolving line of credit agreement with our chief executive officer.  This credit agreement matured on April 8, 2011, with interest at an annual rate of 6% above LIBOR, and secured by all of our assets.  On March 16, 2011, the line of credit agreement was increased to $225,000, effective December 31, 2010, and the term was extended for one additional year.  The revolving line of credit agreement then matured on April 8, 2012.  As of December 31, 2011, $214,489 is outstanding under this agreement leaving $10,511 available for future cash flow needs.

As of March 19, 2012 the current balance on the line of credit is approximately $234,000.  We and our Chief Executive Officer have agreed to extend the term through March 31, 2013 and to increase the amount of the line of credit to $250,000, effective December 31, 2011.  This leaves approximately $16,000 available for future cash flow needs.

For the twelve month period ended December 31, 2011, we used $386,283 in operations.  As of December 31, 2011, our available cash totaled $1,693.  In July 2011, the Company reviewed its operational plans and determined that additional funds would need to be raised during the last six months of 2011.  In August 2011, we commenced activities to raise $500,000 through the sale of convertible promissory notes.  As of December 31, 2011, we had raised a total of $142,500 for our operational needs.

In reviewing our 2012 operational plans and associated risks, we have determined it will be necessary to raise additional financing during 2012.  In January 2012, we engaged an investment banker to assist us in this effort.  We are seeking to raise funds in 2012 to support the execution of our business plans.  As of date we have not entered into any definitive agreements for additional financing. No assurances can be given that we can obtain these funds through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us.  If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected and we may need to significantly restrict our operations.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal 2012 and continue its business development efforts.

Management's plans in this regard include, but are not limited to current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide the necessary working capital. There is no assurance that the Company will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To fund the Company’s operations for fiscal year 2012, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, the Company believes that it will have the ability to restructure its operations, and if necessary, initiate significant expense reductions. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the last three years as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statement for the fiscal year ended December 31, 2011, describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Accounts Receivable

We provide credit in the normal course of business to the majority of our customers.  We perform periodic credit evaluations of our customers’ financial condition and generally we do not require collateral.  We closely monitor outstanding balances and write off amounts we believe are uncollectible after reasonable collection efforts have been made.  To determine if an account receivable allowance was necessary at year-end, we reviewed our accounts receivable aging as well as collections received.   No allowance for doubtful accounts was considered necessary at December 31, 2011 and 2010.

Inventory

Inventories consist of legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Intangible Assets

We amortize intangible assets and additions over the estimated useful lives of the assets. As of December 31, 2011 our intangible assets consist of a customer list and domain name acquired pursuant to the asset purchase of LegalStore.com.   Upon obtaining the domain name and customer list, we estimated their useful life to be ten years with a gross carrying amount of $170,000 resulting in an annual amortization cost of $17,000 per year.

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

In September 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. Under this standard, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary. However, if the Company concludes otherwise, it is required to perform the first step of the two-step impairment test, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value under the first step, the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Software Development Costs

During 2011, the Company incurred costs to develop software intended for use in its SimplyPospects.com product line.  Costs incurred during the preliminary design of the software were expensed.  Costs incurred after the design phase was completed that relate to the development of the software were capitalized and recorded as a component of fixed assets on the balance sheet. Training costs and post-implementation maintenance costs are expensed as incurred.  The Company will begin to amortize these costs in 2012 when the software application is placed in service.

Fair Value of Debt

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

We review tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position.  We did not have any material unrecognized tax benefit at December 31, 2011 and 2010.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2011 and 2010, we did not recognize any interest and penalties.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2011 and 2010 follow Item 14, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer  also acting as chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our chief executive officer also acting as chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective and that material weaknesses described below exists in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer also acting as chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of December 31, 2011, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

 ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since

Raymond Meyers	55	Chief Executive Officer, President,	April 2008
		Principal Financial Officer, Treasurer, and Director

Michael Buechler	39	Secretary and Director	June 2009

Alexander A. Orlando	49	Director	April 2008

Patrick White	58	Director	October 2009

Philip Jones	43	Director	October 2009

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

Michael Buechler was IMS’s Executive Vice President – Web Properties from March 2009 through January 2012 and currently serves as Secretary and Director.  Mr. Buechler co-founded Linkbuddies.com banner exchange in 1998 and operated it until it was sold to iBoost, Inc. in 2000.  LinkBuddies was one of the first banner exchanges in the world.  Mr. Buechler was Vice President – Web Properties at eBoz, Inc., an Internet marketing tools company from 2001 until its sale to Web.com (formerly Website Pros, Inc.) in 2005.  From 2005 to 2008, he was employed by Web.com as Director – Product Strategy and was responsible for product strategy for this NASDAQ listed web services company.  Mr. Buechler has a thorough understanding of our business and industry and has been instrumental in our development.  We believe Mr. Buechler should serve as a member of our board of directors based on the perspective and extensive experience he brings to our board of directors in the development of strategies for our current and future Internet-based products and services, his experience in the marketing of scalable Internet-based products and services, and his extensive knowledge of the Internet.

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

Committees of the Board of Directors

We do not have any committees of the Board of Directors.  We consider a majority of our Board members (consisting of Messrs. Jones, Orlando, and White) to be independent directors under NYSE AMEX rules.

Corporate Governance

We do not have an audit committee, compensation committee or nominating committee. As we grow and evolve as a SEC registrant, our corporate governance structure is expected to be enhanced.

ITEM 11 - EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officer, Mr. Meyers.  However, we anticipate negotiating and entering into an employment agreement with Mr. Meyers during the year 2012.  We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer and acting Chief Financial Officer, and our former Executive Vice-President, also referred to herein as our “named executive officers,” for the fiscal years ended December 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation	Total
Raymond J Meyers,	2011	$56,977	—	—	$1,666	—	$58,643
Chief Executive Officer, acting Chief Financial Officer	2010	$40,000	—	—	—	—	$40,000

Michael Buechler,	2011	$60,977	—	—	$1,666	—	$62,643
Former Executive Vice President	2010	$40,000	—	—	—	—	$40,000

(1)
In July 2011, our board granted Mr. Meyers and Mr. Buechler, 500,000 stock options individually through our Equity Incentive Plan at a strike price of $.30, vesting equally over a three year period, and with an expiration date of five years from date of grant.  The Company records shares based payments under the provisions of ASC 718.  Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect to fiscal year 2011.  See Note 6 to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	(Exercisable)	(Un-exercisable)

Michael Buechler	-	500,000 (1)	$0.30	7/21/2016
Raymond Meyers	-	500,000 (1)	$0.30	7/21/2016

(1)	Vest pro-ratably in equal installments on July 22, 2012, July 22, 2013 and July 22, 2014, respectively.

Director Compensation

Our non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.  In order to attract and retain qualified persons to our Board, in July 2011, we granted our non-employee directors stock options through our Equity Incentive Plan.  Each non-employee director received 500,000 stock options at a strike price of $.30, vesting equally over a three year period, and with an expiration date of ten years from date of grant.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Philip Jones	-	-	$2,500	-	-	-	$2,500
Alexander A. Orlando	-	-	$2,500	-	-	-	$2,500
Patrick White	-	-	$2,500	-	-	-	$2,500

(1)
The Company records shares based payments under the provisions of ASC 718.  Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect to fiscal year 2011.  See Note 6 to Consolidated Financial Statements.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, shareholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors.  Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan.  The Plan will be administered by our full Board of Directors.  Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.  As of December 31, 2011, the Company has issued 3,015,000 options under the Plan to employees, directors and outside consultants.

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

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the March 26, 2012, there are 24,209,983 shares of common stock outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of the date of this report by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 1507 7th Street, #425, Santa Monica, CA 90401.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage Beneficially Owned
Executive officers and directors Raymond J. Meyers	9,142,114	37.8%
Michael Buechler	4,000,000	16.5%
Patrick White	330,419	1.4%
Philip Jones	10,305	*
Alexander A. Orlando	3,121	*
All executive officers and directors
as a group (five persons)	13,485,959	55.7%

Greater than 5% stockholders
Bohlen Enterprises LLC (1)	5,112,747	19.1%
2800 Middle Country Rd. Lake grove, NY 11755
*Less than 1%
 (1) Includes 2,500,000 shares issuable upon exercise of warrants.
 Mr. Stephen Bohlen makes the investment decisions on behalf of Bohlen Enterprises LLC.

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company.  This credit agreement allowed for borrowings up to $225,000 and was set to expire on April 8, 2012.  The outstanding balance on the credit agreement bears interest at an annual rate of 6% above LIBOR (7.07% as of December 31, 2011), and is secured by all of the assets of the Company.  As of December 31, 2011, the revolving credit line had an outstanding balance of $214,489 ($202,185 - December 31, 2010).  In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company.  Under the terms of the agreement the Company is required to comply with various covenants.  As of December 31, 2011, accrued interest amounted to $21,298 ($6,719 - December 31, 2010) and remained unpaid as of December 31, 2011.  As of December 31, 2011, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date.  The Company and Mr. Meyers have agreed to extend the term of the revolving credit agreement to March 31, 2013 and increase the amount of the line of credit to $250,000, effective December 31, 2011.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and within Form S-1, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. (formerly known as Freed Maxick & Battaglia, CPAs, PC) for audit and review services for the fiscal years ended December 31, 2011 and 2010 were $35,500 and $36,500, respectively.  For the year ended December 31, 2011 and 2010, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed or to be billed for other related services by our principal accountant, Freed Maxick CPAs, P.C. (formerly known as Freed Maxick & Battaglia, CPAs, PC) that are reasonably related to the performance of the audit or review of our consolidated financial statements as it pertains to our stock registration statement on Form S-1 for the years ended December 31, 2011 and 2010 were $0 and $24,500, respectively.

Tax Fees

The aggregate fees billed or to be billed for professional services rendered by our principal accountant, RSM McGladrey, for tax compliance, tax advice and tax planning during the years ended December 31, 2011 and 2010 were $3,500 and $3,200, respectively.  On December 1, 2011, the alternative practice structure with RSM McGladrey ceased to exist and future tax services will be performed by Freed Maxick CPAs, P.C.

All Other Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2011 and 2010 were $0 and $0, respectively.

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

10.7	Form of Warrant to Purchase Common Stock of Internet Media Services, Inc. dated March 17, 2011 (file number 333-165972).*
10.8	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated August 26, 2011 (file number 333-165972, filed September 8, 2011).*
10.9	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated October 3, 2011 (file number 333-165972, filed October 17, 2011).*
10.10	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc dated December 1, 2011 (file number 333-165972, filed December 16, 2011).*
10.11	Asset Purchase Agreement by and between Internet Media Services, Inc. and Enthusiast Media holdings, Inc. dated March 7, 2012 (file number 333-165972, filed March 13, 2012).*.
10.12	Form of Internet Media Services, Inc. 2011 Equity Incentive Plan dated July 26, 2011 (file number 333-165972, filed July 27, 2011)*.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

INTERNET MEDIA SERVICES, INC.

CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets	F-3

Statement of Operations	F-4

Statement of Stockholders’ (Deficiency) Equity	F-5

Statement of Cash Flows	F-6

Notes to the Consolidated Financial Statements	F-7 – F-16

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Internet Media Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Internet Media Services, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Media Services, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Internet Media Services, Inc. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Internet Media Services, Inc. and Subsidiaries has suffered recurring losses from operations and as of December 31, 2011 has negative working capital and a stockholders’ deficiency. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK CPAs, P.C.

(Formerly known as Freed Maxick & Battaglia, CPAs, PC)
Buffalo, New York
March 30, 2012

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
	As of

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash	$1,693	$21,372
Accounts receivable	31,337	23,448
Inventory	115,952	134,174
Prepaid expenses and other assets	6,464	3,865
Total current assets	155,446	182,859

Property and equipment, net	40,607	3,281

Other intangibles, net	131,750	148,750

Goodwill	19,417	19,417

Other assets	3,483	2,450

Total assets	$350,703	$356,757

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
Accounts payable	$95,369	$68,262
Accrued expenses	67,400	34,253
Notes payable	223,224	-
Total current liabilities	385,993	102,515

Long-term revolving note from related party	214,489	202,185

Deferred tax liability	1,066	597

Commitments and contingencies (Note 8)	-	-

Stockholders' (deficiency) equity
Common stock, $.001 par value, 100,000,000 shares
authorized, 23,821,000 shares issued and outstanding
(21,321,000 - 2010)	23,821	21,321
Additional paid-in capital	685,317	423,680
Accumulated deficit	(959,983)	(393,541)
Total stockholders' (deficiency) equity	(250,845)	51,460

Total liabilities and stockholders' (deficiency) equity	$350,703	$356,757

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended

	December 31, 2011	December 31, 2010

Revenue	$554,926	$554,658

Costs of revenue	292,566	294,951

Gross profit	262,360	259,707

Operating expenses:
General and administrative:
Salaries and benefits	357,311	204,578
Professional fees	55,100	116,836
Other	204,120	143,842
	616,531	465,256
Selling and marketing	109,819	87,711
	726,350	552,967

Operating loss	(463,990)	(293,260)

Other expenses:
Loss from change in fair value of notes payable	(80,724)	-
Interest expense	(17,549)	(7,306)
Loss from sale of assets	-	(16,017)

Loss before income taxes	(562,263)	(316,583)

Income tax provision	(4,179)	(2,786)

Net Loss	$(566,442)	$(319,369)

Loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	23,307,301	20,509,200

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

					Total
			Additional		Stockholders'
	Shares Outstanding	Common Stock	Paid-In Capital	Accumluated Deficit	(Deficiency) Equity

Balance at December 31, 2009	20,501,000	$20,501	$342,500	$(74,172)	$288,829

Issuance of common stock for cash	820,000	820	81,180	-	82,000
Net loss	-	-	-	(319,369)	(319,369)
Balance at December 31, 2010	21,321,000	21,321	423,680	(393,541)	51,460

Issuance of common stock for cash	2,500,000	2,500	247,500	-	250,000
Stock-based compensation expense	-	-	14,137	-	14,137
Net loss	-	-	-	(566,442)	(566,442)
Balance at December 31, 2011	23,821,000	$23,821	$685,317	$(959,983)	$(250,845)

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended

	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(566,442)	$(319,369)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	17,874	21,686
Stock based compensation	14,137	-
Deferred tax liability	469	597
Loss from sale of assets	-	16,017
Loss from change in fair value of notes payable	80,724	-
(Increase) decrease in assets:
Accounts receivable	(7,889)	9,798
Inventory	18,222	(43,345)
Prepaid expenses and other assets	(3,632)	(1,064)
Increase in liabilities:
Accounts payable and accrued expenses	60,254	66,081
Net cash used by operating activities	(386,283)	(249,599)

Cash flows from investing activities:
Proceeds from sale of assets	-	2,938
Purchase of software development costs	(38,200)	-
Net cash (used) provided by investing activities	(38,200)	2,938

Cash flows from financing activities:
Proceeds from sale of common stock	250,000	82,000
Proceeds from issuance of notes	142,500	-
Net borrowings from related party	12,304	178,256
Net cash provided by financing activities	404,804	260,256

Net (decrease) increase in cash	(19,679)	13,595

Cash - beginning of year	21,372	7,777

Cash - end of year	$1,693	$21,372

Cash paid for :
Income taxes	$1,999	$1,900

The accompanying notes are an integral part of the financial statements

  INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 1. – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Internet Media Services, Inc. (the Company) is a digital media company created to develop, own and operate a portfolio of integrated “internet properties”, offering complementary business models and components. The Company is primarily focused on creating, acquiring and partnering with companies with customer acquisition- customer relationship management solutions. The Company is also interested in information technology / content acquisition opportunities  whether the content is informational, educational, or entertainment.  On October 8, 2009, the Company completed its first acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of Legalstore.com.  Legalstore.com is an internet based company that primarily sells legal supplies and legal forms.

In 2011, the Company test marketed its new service named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients. Simplyprospects.com was released in July 2011 as part of a six-month beta program. At the end of this six-month period, in December 2011, the Company, based on the feedback obtained during the beta program, decided to further develop the service prior to releasing the service into production. The Company anticipates having this service for the legal marketplace in 2012 after revisions are made to the website. SimplyProspects.com had approximately $20,000 in ancillary revenue generated from the beta program, incurred start-up costs of approximately $224,000 and recorded a loss of approximately $204,000. In addition, the success of SimplyProspects.com service is contingent on the Company raising sufficient investment capital to support the national release and operational needs of the service.

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $566,442 during the year ended December 31, 2011, has incurred accumulated losses totaling $959,983, has a stockholders’ deficiency of $250,845 and has a working capital deficit of $230,547 at December 31, 2011. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal year 2012 and continue its business development efforts.

Management's plans in this regard include, but are not limited to, current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide the necessary working capital. There is no assurance that the Company will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To fund the Company’s operations for fiscal year 2012, the Company needs to raise additional financing and generate cash flows from its operations. Should additional cash flows not be available, the Company believes that it will have the ability to restructure its operations, and if necessary, initiate significant expense reductions. In addition, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

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

Accounts Receivable - The Company provides credit in the normal course of business to the majority of its customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Management closely monitors outstanding balances and writes off amounts that it believes are uncollectible after reasonable collection efforts have been made. No allowance for doubtful accounts was considered necessary at December 31, 2011 or 2010. The Company does not accrue interest on past due accounts receivable.

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

Software Development Cost- During 2011, the Company incurred costs to develop software intended for use in its SimplyPospects.com product line. Costs incurred during the preliminary design of the software were expensed. Costs incurred after the design phase was completed that relate to the development of the software were capitalized and recorded as a component of fixed assets on the balance sheet. Training costs and post-implementation maintenance costs are expensed as incurred. Total software costs included on the balance sheet as of December 31, 2011 amounted to $38,200. The Company will begin to amortize these costs in 2012 when the software application is placed in service.

Intangible Assets - Intangible assets arose from business combinations and consist of a customer list and domain name acquired that are amortized, on a straight-line basis, over the estimated useful life. The following table summarizes the net asset value for each intangible asset category as of December 31,:

		2011			2010
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	life in years	Value	Amortization	Value	Value	Amortization	Value

Customer List	10	$120,000	$27,000	$93,000	$120,000	$15,000	$105,000
Domain Name	10	50,000	11,250	38,750	50,000	6,250	43,750
Total		$170,000	$38,250	$131,750	$170,000	$21,250	$148,750

Amortization expense related to these intangible assets amounted to $17,000 for the year ended December 31, 2011 ($17,000 - 2010). The expected future amortization expense for the next five years is $17,000 per year.

Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment for the year ended December 31, 2011 or 2010 was deemed necessary.

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. The Company does not amortize goodwill, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value. The Company performs annual assessments of potential impairment and has determined that no impairment is necessary as of December 31, 2011or 2010.

In September 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. Under this standard, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary. However, if the Company concludes otherwise, it is required to perform the first step of the two-step impairment test, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value under the first step, the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company adopted this standard for its goodwill impairment testing during the year ended December 31, 2011. As a result, management determined that the two-step impairment test was not required and that there was no impairment.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2011 or 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2007 through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

Common Shares Issued - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

Revenue Recognition - Revenue is recognized for sales of legal products when title of the goods transfers to the customer, either at the time the product is delivered or shipped to the customer based on our agreement with the customer.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, revolving note from related party and notes payables. Fair values were assumed to approximate carrying values for these financial instruments, except for notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company. Notes payable to third parties are measured at fair values at each reporting period ( see Note 3).

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB Accounting Standards Coded (“ASC") 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

·
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·
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

As of December 31, 2011, there were 6,970,335  of shares potentially issuable under convertible debt agreements (after considering the 4.99% limitation on conversion, see Note 3), options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the year. There were no dilutive or potentially dilutive instruments outstanding as of December 31, 2010.

Subsequent to the year end, the Company sold stock and warrants in a private placement and entered into a letter of intent, which if executed would further dilute basic earnings per share (see Note 9).

Advertising Costs – Advertising costs generally consist of online, keyword advertising with various search engines with additional amounts spent on certain targeted advertising. Advertising costs are expensed as incurred and amounted to approximately $46,500 for the year ended December 31, 2011 ($41,700 - 2010).

Share-Based Compensation Expense-The Company accounts for stock-based compensation under the provisions of ASC 718-10 “Stock Compensation." This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These classifications had no effect on the results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements  - In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  The adoption of ASU 2011 is not expected to have a material impact on the consolidated financial statements.

NOTE 2. - FIXED ASSETS

Fixed assets consist of the following at December 31:

	Estimated Useful Life	2011	2010
Software	3 years	$38,200	$-
Furniture and fixtures	5 to 7 years	4,374	4,374
		42,574	4,374
Less: accumulated depreciation		1,967	1,093
		$40,607	$3,281

During the year ended December 31, 2010, the Company’s lease of the LegalStore.com customer service, print operation, and warehouse space located in Rochester, NY expired and was not renewed. Certain fixed assets previously located in Rochester, NY were disposed of during the year ended December 31, 2010. The Company recorded a loss of $16,017 for the year ended December 31, 2010 on the sale of the assets. The Company did not dispose of any assets during 2011.

Depreciation expense was $874 for the year ended December 31, 2011 ($4,686 - 2010). No amortization has been recorded on software during the year ended December 31, 2011 as the software has not been placed into service.

NOTE 3. – NOTES PAYABLE

During  2011, the Company entered into a subscription agreement with two accredited investors under the Company’s current Private Placement offering. Under this subscription agreement, each of the investors received a 12% convertible promissory note with warrants for aggregate consideration of $25,000 in cash. The principal amount of the notes plus accrued interest automatically convert into common stock on the maturity date of August 31, 2012. The conversion price is determined based on a twenty percent discount of the fair market value of the average  closing transaction price of the Company’s common stock for the ten days of trading prior to conversion, but such conversion price shall not be less than $0.10 per share. Upon the termination of the Private Placement offering, the investor will receive a two year warrant to purchase shares of the Company’s common stock at $0.30 per share. The warrant shall be exercisable for such number of common shares equal to twenty percent of the funds invested (20% warrant coverage) amounting to 16,667 shares as of December 31, 2011. The Company did not allocate a portion the proceeds to the warrants because the warrants' value is not considered material. As of December 31, 2011, the outstanding principal amounted to $25,000 and the maximum number of common shares the notes could be converted into is 250,000 shares. An increase in the Company’s stock price greater than $.13 per share will result in a decreased number of shares the Company would be obligated to issue.

Also in 2011, the Company issued three Convertible Promissory Notes in the aggregate principal amount of $117,500. The Notes, which are due on various dates between May and September, 2012, bear interest at the rate of 8% per annum, are unsecured and are convertible into shares of our common stock at the election of lender at any time after 180 days from the date of the Note issuance at a conversion price equal to a 41% discount (for two Notes) or 42% discount (for one Note) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. If the Company desires to exercise its right to prepay the Note during the first 90 days after its issuance, the prepayment amount is 135% of all amounts owed to lender; if it elects to prepay between the 91st and 180th day after issuance, the prepayment amount is 150% of all amount owed. There is no right to prepay after the 181th day of issuance. The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. As of December 31, 2011, the outstanding principal amounted to $117,500 and the maximum number of common shares the note could be converted into based on 4.99% of the outstanding shares as of December 31, 2011 is 1,188,668 shares. Based on the average of the three lowest stock prices for the last ten days of fiscal year December 31, 2011, the instrument would be convertible into 2,224,982 shares. An increase in the Company’s stock price will result in a decreased number of shares the Company would be obligated to issue. On March 2, 2012, the lender elected to convert a Convertible Promissory Note in the principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Convertible Promissory Note.

Under ASC 480, Distinguishing Liabilities from Equity, the Company determined the notes payable are liabilities reported at fair value because the notes payable will be convertible into a variable number of common shares at fixed monetary amount, known at inception. The notes payable are to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the notes payable is measured by calculating possible outcomes of conversion to common shares and repayment of the notes payable, then weighting the probability of each possible outcome according to management’s estimates. The fair value measurement is classified as a Level 3 in the valuation hierarchy. The following table is a roll forward of the notes payable fair value:

Initial valuation	$142,500
Change in fair value	80,724
Fair value as of December 31, 2011	$223,224

NOTE 4. – REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement is in the amount of $225,000 and was scheduled to expire on April 8, 2012. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (7.7% as of December 31, 2011), and is secured by all of the assets of the Company. As of December 31, 2011, the revolving credit line had outstanding balance of $214,489 ($202,185 - 2010). In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company. Under the terms of the agreement the Company is required to comply with various covenants. As of December 31, 2011, the Company was in default of the credit agreement due to a failure to pay interest when due. For the years ended December 31, 2011 and 2010, interest expense under this note amounted to $14,579 and $7,306, respectively. As of December 31, 2011, accrued interest amounted to $21,298 ($6,719- 2010), which is included in accrued expenses in the accompanying balance sheet. Mr. Meyers has waived this default through the maturity date. In 2012, the credit agreement was amended to increase the limit to $250,000 and extend the maturity date to March 31, 2013.

NOTE 5. - STOCKHOLDERS’ (DEFICIENCY) EQUITY

During the year ended December 31, 2010, the Company amended the Articles of Incorporation to increase the amount of authorized common stock from 25,000,000 to 100,000,000 shares of $.001 par value.

During the year ended December 31, 2010, the Company approved for issuance up to 10,000,000 shares of $.001 par value preferred stock. The rights and preferences of the preferred stock will be determined by board resolution upon issuance. As of December 31, 2011, no preferred shares have been issued.

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

Warrants

Outstanding warrant securities consist of the following at December 31, 2011:
		Exercise
	Warrants	Price	Expiration
2011 Common share private placement warrants	2,500,000	$0.30	March 2018
2011 Convertible Note warrants	16,667	$0.30	June 2014 (i)
	2,516,667

(i) Note: The Company anticipates completing its private placement June 2012 and issuing the Warrants.

NOTE 6. – EQUITY INCENTIVE PLAN

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, shareholders holding a majority of shares of the Company approved, by written consent, the Plan. The total number of shares of common stock available for issuance under the Plan is 5,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years.

The Company records shares based payments under the provisions of ASC 718. Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the year ended December 31, 2011:

2011
Risk-free interest rate	1.86%
Expected dividend yield	0%
Expected stock price volatility	75%
Expected life of options	5.7 years

The Company estimated the expected volatility based on data used by peer group of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

A summary of all stock option activity for the year ended December 31, 2011 is as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Contractual life	Value

Outstanding at December 31, 2010	-	-
Options granted	3,015,000	$0.27
Options exercised	-	-
Options cancelled	-	-

Outstanding at December 31, 2011	3,015,000	$0.27	7.9 years	$10,300
Exercisable at December 31, 2011	-	-	-	-

The weighted average grant date fair value of options granted during the year ended December 31, 2011 was $.03.
The Company recorded expense for options issued during the year ended December 31, 2011 of $14,137.

At December 31, 2011, there was approximately $71,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 2.5 years. No options vested during the year ended December 31, 2011.

NOTE 7. - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2011 and 2010:

	2011	2010
Current:
Federal	$-	$-
State	3,710	2,189
Total current	3,710	2,189

Deferred
Federal	(172,816)	(109,856)
State	(18,564)	(11,981)
Total deferred	(191,380)	(121,837)
Less increase in allowance	191,849	122,434
Net deferred	469	597

Total income tax provision	$4,179	$2,786

Individual components of deferred taxes are as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforwards	$294,901	$150,361
Depreciable and amortizable assets	3,506	1,996
Prepaid expense	(956)	(1,485)
Fair market value adjustments	29,574	-
Stock based compensation	3,012	-
Total	330,037	150,872
Less valuation allowance	(331,103)	(151,469)

Gross deferred tax assets (liabilities)	$(1,066)	$(597)

The Company has approximately $805,000 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income. These carryforwards begin to expire in year 2030. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance to reduce the net deferred tax asset.

The differences between United States statutory Federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2011	2010

Statutory United States Federal rate	34.0%	34.0%
State income taxes net of federal benefit	1.7%	3.3%
Change in valuation reserves	(33.0%)	(38.2%)
Permanent differences	(0.4%)	-
Other	(3.0%)	-

Effective tax rate	(0.7%)	(0.9%)

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no uncertain tax positions for the years ended December 31, 2011 and 2010. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Operations.

The Company's Federal and state tax returns, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

NOTE 8. – COMMITMENTS AND CONTINGENCIES

On July 18, 2011, the Company entered into a 12 month lease, effective August 1, 2011, for approximately 1,500 square feet of office space in Santa Monica, CA, at a monthly rate of $3,350 per month. Lease expense for the years ended December 31, 2011 and 2010 amounted to $36,750 and $22,000, respectively.

NOTE 9.- SUBSEQUENT EVENTS

On March 7, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Enthusiast Media Holdings, Inc. (“EMH”), a privately-held Washington corporation, to acquire the assets of the former Water Channel television network (the “Assets”). The Agreement is expected to close within thirty (30) days (the “Closing Date”) if certain contingencies are met. The contingencies include the delivery by EMH of general releases from at least ninety (90) percent of EMH’s secured creditors and the Company’s final review and acceptance of the Assets and an associated real estate lease.

The Agreement provides that as consideration for the purchase of the Assets, the Company will issue a total of up to 4,000,000 shares of its restricted common stock (the “Shares”), and the assumption by the Company of a certain real estate lease associated with the Assets. On the Closing Date, the Agreement calls for the delivery of 3,323,261 Shares by the Company to EMH for the benefit of EMH’s secured creditors. In addition, the Agreement calls for the Company to issue, within sixty (60) days from the effective date of the Agreement, and upon receiving signed releases from the unsecured creditors, up to 676,739 Shares to EMH on a pro rata basis, for the benefit of EMH’s unsecured creditors. The Agreement includes the forfeiture of 728,326 of the shares to be issued to EMH in the event that the domain name, “waterchannel.com”, is not delivered to and accepted by the Company, within sixty (60) days from execution date of the Agreement. All Shares to be issued are subject to a cumulative lock-up agreement that calls for fifty (50) percent of the Shares to be eligible for resale after six (6) months, with another twenty-five (25) percent being eligible after one year, and the remaining twenty-five (25) percent being eligible for resale after eighteen (18) months.

The Agreement also provides for customary representations, warranties, and indemnification from the parties.

On March 21, 2012, the Company sold in a private placement 50,000 shares of its common stock and warrants to acquire 50,000 shares of the Company stock at an exercise price of $0.15 for total proceed of $5,000. The warrants have a contractual term of three years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET MEDIA SERVICES, INC.

March 30, 2012	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer (Principal Executive Officer and Principal Financial Officer )

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2012	By:	/s/ Michael Buechler
Michael Buechler Director

March 30, 2012	By:	/s/ Philip Jones
Philip Jones Director

March 30, 2012	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer )

March 30, 2012	By:	/s/ Alexander Orlando
Alexander Orlando Director

March 30, 2012	By:	/s/ Patrick White
Patrick White Director