Form 10-Q
period 2012-03-31
INTERNET MEDIA SERVICES, INC.
filed 2012-05-14
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 333-165972

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 24,309,983 as of May 8, 2012.

INTERNET MEDIA SERVICES, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statement of Operations	4
	Consolidated Statement of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 4 Item 6.	Mine Safety Disclosures Exhibits	15 15

SIGNATURES		16

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
As of

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash	$1,244	$1,693
Accounts receivable	27,568	31,337
Inventory	114,530	115,952
Prepaid expenses and other assets	4,286	6,464
Total current assets	147,628	155,446

Property and equipment, net	40,388	40,607

Other intangibles, net	127,500	131,750

Goodwill	19,417	19,417

Other assets	3,483	3,483

Total assets	$338,416	$350,703

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$83,262	$95,369
Accrued expenses	88,132	67,400
Revolving note from related party	247,223	-
Notes payable	210,221	223,224
Total current liabilities	628,838	385,993

Long-term revolving note from related party	-	214,489

Deferred tax liability	1,066	1,066

Commitments and contingencies (See Note 6)	-	-

Stockholders' deficiency
Common stock, $.001 par value, 100,000,000 shares
authorized, 24,209,983 shares issued and outstanding
(23,821,000 - 2011)	24,210	23,821
Additional paid-in capital	713,826	685,317
Accumulated deficit	(1,029,524)	(959,983)
Total stockholders' deficiency	(291,488)	(250,845)

Total liabilities and stockholders' deficiency	$338,416	$350,703

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011

Revenue	$135,783	$140,226

Costs of revenue	72,494	77,561

Gross profit	63,289	62,665

Operating expenses:
General and administrative:
Salaries and benefits	33,625	57,656
Professional fees	19,344	22,413
Other	46,860	49,995
	99,829	130,064
Selling and marketing	22,067	22,024
	121,896	152,088

Operating loss	(58,607)	(89,423)

Other expenses:
Loss from change in fair value of notes payable	(3,946)	-
Interest expense	(6,988)	(3,607)
	(10,934)	(3,607)

Net loss	$(69,541)	$(93,030)

Loss per share - basic and diluted	$0.00	$0.00

Weighted average common shares
outstanding - basic and diluted	23,938,797	21,709,889

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(69,541)	$(93,030)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	4,469	4,468
Stock based compensation	6,949	-
Loss from change in fair value of notes payable	3,946	-
(Increase) decrease in assets:
Accounts receivable	3,769	(8,115)
Inventory	1,422	16,092
Prepaid expenses and other assets	2,178	(1,971)
Increase in liabilities:
Accounts payable and accrued expenses	8,625	10,478
Net cash used by operating activities	(38,183)	(72,078)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	250,000
Net borrowings from related party	32,734	11,115
Net cash provided by financing activities	37,734	261,115

Net (decrease) increase in cash	(449)	189,037

Cash - beginning of period	1,693	21,372

Cash - end of period	$1,244	$210,409

Cash paid for :
Income taxes	$3,800	$1,999

Non-cash financing activities:
Note payable converted to shares of common stock	$16,949	$-

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

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

In 2011, the Company developed a new service offering named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients.  SimplyProspects.com was released in July 2011 as part of a six-month beta program.  In December 2011, at the end of this six-month period, the Company, based on the feedback obtained during the beta program, decided to further develop the service prior to a general release of the service.  The Company anticipates having SimplyProspects.com released into the legal channel during the second half of 2012.  In addition, the success of SimplyProspects.com service is contingent on the Company raising sufficient investment capital to support the national release and operational needs of the service.  During the three months ended March 31, 2012, SimplyProspects.com had no revenue and incurred approximately $23,000 of start-up costs.

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis.  As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $1,029,524, has a stockholders’ deficiency of $291,488 and has a working capital deficit of $481,210 at March 31, 2012. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis.  The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout the next 12 months and continue its business development efforts.  Management's plans in this regard include, but are not limited to, current discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide the necessary working capital.  There is no assurance the Company will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To fund the Company’s operations for the next 12 months, the Company needs to raise additional financing and generate cash flows from its operations.  Should additional cash flows not be available, the Company believes that it will have the ability to restructure its operations, and if necessary, initiate significant expense reductions.  In addition, the Company will need to negotiate with its lenders to extend the repayment dates of its indebtedness.  There can be no assurance that the Company will be able to successfully restructure its operations or debt obligations in the event it fails to obtain additional financing.

NOTE 2. BASIS OF PRESENTATION

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

Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2011 included in the Company’s 10-K annual report filed with the SEC on March 30, 2012.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates and assumptions.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, revolving note from related party and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments, except for notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company.  Notes payable to third parties are measured at their fair value at each reporting period (see Note 3).

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

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of March 31, 2012, there were 10,443,894 shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the year. There were 2,500,000 shares of potentially dilutive instruments outstanding as of March 31, 2011.

Recent Accounting Pronouncements - In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. Early application was not permitted. The adoption of ASU 2011 did not have a material impact on the consolidated financial statements.

NOTE 3. NOTES PAYABLE

During 2011, the Company entered into a subscription agreement with two accredited investors under the Company’s current Private Placement offering. Under this subscription agreement, each of the investors received a 12% convertible promissory note with warrants for aggregate consideration of $25,000 in cash. The notes are secured by a lien on all assets of the Company. The principal amount of the notes plus accrued interest automatically convert into common stock on the maturity date of August 31, 2012. The conversion price is determined based on a twenty percent discount of the fair market value of the average closing transaction price of the Company’s common stock for the ten days of trading prior to conversion, but such conversion price shall not be less than $0.10 per share. Upon the termination of the Private Placement offering, the investor will receive a two year warrant to purchase shares of the Company’s common stock at $0.30 per share. The warrant shall be exercisable for such number of common shares equal to twenty percent of the funds invested (20% warrant coverage) amounting to 16,667 shares as of March 31, 2012. The Company did not allocate a portion the proceeds to the warrants because the warrants' value is not considered material. As of March 31, 2012, the outstanding principal amounted to $25,000 and the maximum number of common shares the notes could be converted into is 250,000 shares. An increase in the Company’s stock price greater than $.13 per share will result in a decreased number of shares the Company would be obligated to issue.

Also in 2011, the Company issued three Convertible Promissory Notes (“Note”) in the aggregate principal amount of $117,500. The Notes, which are due on various dates between May and September, 2012, bear interest at the rate of 8% per annum, are unsecured and are convertible into shares of our common stock at the election of lender at any time after 180 days from the date of the Note issuance at a conversion price equal to a 41% discount (for two Notes) or 42% discount (for one Note) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. If the Company desires to exercise its right to prepay the Note during the first 90 days after its issuance, the prepayment amount is 135% of all amounts owed to lender; if it elects to prepay between the 91st and 180th day after issuance, the prepayment amount is 150% of all amount owed. There is no right to prepay after the 181th day of issuance. The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. On March 2, 2012, the lender elected to partially convert one Note in the principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the shares issued was $16,949.

As of March 31, 2012, the outstanding principal of the three Notes amounted to $109,500 and the maximum number of common shares the note could be converted into based on 4.99% of the outstanding shares as of March 31, 2012 is 1,208,078 shares. Based on the average of the three lowest stock prices for the last ten days of the three months ending March 31, 2012, the three Notes would be convertible into 4,667,227 shares when not taking into account the 4.99% limit on the number of shares the holder may own. An increase in the Company’s stock price will result in a decreased number of shares the Company would be obligated to issue.

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

Fair value at December 31, 2011	$223,224
Changes in fair value	3,946
Adjustment for conversion	(16,949)
Fair value at March 31, 2012	$210,221

NOTE 4. REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement is in the amount of $250,000 and is scheduled to expire on March 31, 2013. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (7.1% as of March 31, 2012), and is secured by all of the assets of the Company. As of March 31, 2012 the revolving credit line had an outstanding balance of $247,223 ($214,489 - December 31, 2011). For the three months ended March 31, 2012 and 2011, interest expense under this note amounted to $3,917 and $3,309, respectively. As of March 31, 2012, accrued interest amounted to $25,215 ($10,615- 2011), which is included in accrued expenses in the accompanying balance sheet. As of March 31, 2012, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date.

NOTE 5. STOCKHOLDERS’ DEFICIENCY

On March 21, 2012, the Company sold in a private placement 50,000 shares of its common stock and warrants to acquire 50,000 shares of the Company stock at an exercise price of $0.15 for total proceeds of $5,000. The warrants have a contractual term of three years.

Warrants

Outstanding warrant securities consist of the following at March 31, 2012:

	Warrants	Exercise Price	Expiration

2011 Common share private placement warrants	2,500,000	$0.30	March 2018

2011-2012 Convertible Note and private placement warrants	66,667	$0.15 to 0.30	June 2014 to March 20151

	2,566,667

1 The Company anticipates completing its private placement in June 2012 and issuing the warrants.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On March 7, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Enthusiast Media Holdings, Inc. (“EMH”), a privately-held Washington corporation, to acquire the assets of the former Water Channel television network (the “Assets”). The Agreement was expected to close within thirty (30) days (the “Closing Date”) if certain contingencies are met. The contingencies include the delivery by EMH of general releases from at least ninety (90) percent of EMH’s secured creditors and the Company’s final review and acceptance of the Assets and an associated real estate lease.

On April 6, 2012, EMH informed the Company that the contingencies have not been met as outlined and requested the Company grant a sixty (60) day extension.  The Company is continuing to evaluate the request for an extension as of the date of this filing.

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

NOTE 7.SUBSEQUENT EVENTS

In April 2012, the Company sold in a private placement 100,000 shares of its common stock and warrants to acquire 100,000 shares of the Company stock at an exercise price of $0.15 for total proceeds of $5,000. The warrants have a contractual term of three years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Internet Media Services, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in our annual report as filed on Form 10-K dated March 30, 2012 as filed with the Securities and Exchange Commission, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

Our limited operating history with our business model.

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
The failure of our products and services to achieve market acceptance.
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

Results of Operations

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue

Our revenue for the three months ended March 31, 2012 decreased by $4,443 or 3.2% to $135,783 compared to revenue of $140,226 during the three months ended March 31, 2011.  Our revenue was derived from the sale of legal products through our web property, LegalStore.com. Our planned new service, SimplyProspects.com did not generate any revenue in the three months ended March 31, 2012 and 2011, respectively.  We continue to market our products offered through LegalStore.com on a national level.  We have started a number of price increases during the last six months of 2011 and during the first three months of 2012 on certain products to increase our gross profit margins. However, we do not expect a decrease in the overall number of orders through our LegalStore.com property as a result of this action. We continue to expect relatively modest revenue growth through our LegalStore.com service. We do not expect to generate any revenue from our SimplyProspects.com service until the Company is successful in raising the necessary capital to release the service on the national level.

Cost of Revenue and Gross Profit

Our cost of revenue includes supplies associated with the sale of products through our LegalStore.com website. Our cost of revenue for the three months ended March 31, 2012 decreased by $5,067 or 6.5% to $72,494 compared to $77,561 for the three months ended March 31, 2011. As a percentage of revenue, our gross profit was 46.6% in for the first three months of 2012 compared to 44.7% attained during the comparable period in 2011. The improvement in the gross profit percentage was due to various profit improvement measures implemented in late 2011 including a number of product price increases.

Operating Expenses

General and Administrative

During the three months ended March 31, 2012, we incurred general and administrative expenses of $99,829 compared to $130,064 incurred during the comparable period in 2011. In 2012, general and administrative expenses decreased by $30,235 or 23.2% from 2011. The decrease was principally due to decreased salaries and benefits of $24,031. We reduced our headcount early in 2012 due to cost reduction measures resulting in reduced salaried and benefits expense for the three month period ended March 31, 2012. Additional cost reduction measures were implemented resulting in further expense reductions. We expect an overall increase in general and administrative expenses in subsequent periods as we continue to execute our business plan pending the successful raising of additional financing.

Selling and marketing

For the three months ended March 31, 2012, selling and marketing expenses, consisting of search engine and web marketing expenses, credit card processing fees, and customer delivery fees were $22,067, compared to $22,024 during the three months ended March 31, 2011. In line with our revenue, our selling and marketing expenses stayed flat in 2012 compared to 2011. We anticipate search engine marketing expense to increase in the future as we continue to implement our SimplyProspects.com business plan pending the successful raising additional financing.

Other Expenses

Interest expense for the three months ended March 31, 2012 increased by $3,381 or 93.7% compared to our interest expense incurred during the three months ended March 31, 2011. The increase was due to the increased levels of borrowings in 2012. During the three months ended March 31, 2012, we also incurred an expense of $3,946 associated with the change in the fair value of our convertible promissory notes.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2012 decreased by $23,489 or 25.2% to $69,541 compared to a net loss of $93,030 incurred in 2011.

Liquidity and Capital Resources

At March 31, 2012, we had a working capital deficiency of $481,210 compared to working capital deficiency of $230,547 at December 31, 2011. The increase in working capital deficiency was due to our operating losses and reclassification of revolving note from a related party from a long-term liability at December 31, 2011 to a current liability at March 31, 2012.  During the three months ended March 31, 2012, our operating activities used cash of approximately $38,000 compared to approximately $72,000 used during the three months ended March 31, 2011.

During the three months ended March 31, 2012, our operating losses, after adjusting for non-cash items, utilized approximately $54,000 of cash, and working capital items provided approximately $16,000 of cash. The principal component of these working capital changes was a decrease in our accounts receivable and an increase in our accrued expenses. During the three months ended March 31, 2011, our operating losses, after adjusting for non-cash items, utilized approximately $88,000 of cash, and working capital items provided approximately $16,000 of cash.

During the three months ended March 31, 2012, we received $5,000 from a private sale of shares of our common stock and had approximately $33,000 of net additional borrowings from related party.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer also acting as chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

•
In March 2012, the Company sold in a private placement, for a total of $5,000, 50,000 shares of its common stock, and warrants to acquire 50,000 shares of the Company stock at an exercise price of $0.15; and

•	In March 2012, the Company issued 338,983 shares of common stock upon the partial conversion ($8,000) of one Convertible Promissory Note pursuant to the terms of the Convertible Promissory Note, and

•
In April 2012, the Company sold in a private placement, for a total of $5,000, 100,000 shares of its common stock, and warrants to acquire 100,000 shares of the Company stock at an exercise price of $0.15.

The shares of common stock to be issued in this transaction have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 4. Mine Safety Disclosures

None

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

INTERNET MEDIA SERVICES, INC.

Dated: May 14, 2012	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)