Form 10-Q
period 2012-06-30
INTERNET MEDIA SERVICES, INC.
filed 2012-08-14
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 333-165972

INTERNET MEDIA SERVICES, INC.
(Exact name of registrant specified in charter)

Delaware	22-3956444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1507 7th STREET,
#425
SANTA MONICA, CALIFORNIA 90401
(Address of principal executive offices)

(800) 467-1496
 (Issuer's telephone number)

1434 6th STREET,
UNIT 2
SANTA MONICA, CALIFORNIA 90401
(Former address of principal executive offices)

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 24,309,983 as of August 6, 2012.

INTERNET MEDIA SERVICES, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	As of December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash	$995	$1,693
Accounts receivable	31,693	31,337
Inventory	115,619	115,952
Prepaid expenses and other assets	3,955	6,464
Total current assets	152,262	155,446

Property and equipment, net	40,169	40,607

Other intangibles, net	123,250	131,750

Goodwill	19,417	19,417

Other assets	3,483	3,483

Total assets	$338,581	$350,703

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$121,520	$95,369
Accrued expenses	86,818	67,400
Revolving note from related party	259,383	-
Notes payable	311,284	223,224
Total current liabilities	779,005	385,993

Long-term revolving note from related party	-	214,489

Deferred tax liability	1,066	1,066

Commitments and contingencies (See Note 6)	-	-

Stockholders' deficiency
Common stock, $.001 par value, 100,000,000 shares
authorized, 24,309,983 shares issued and outstanding
(23,821,000 - 2011)	24,310	23,821
Additional paid-in capital	724,675	685,317
Accumulated deficit	(1,190,475)	(959,983)
Total stockholders' deficiency	(441,490)	(250,845)

Total liabilities and stockholders' deficiency	$338,581	$350,703

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$123,855	$136,698	$259,638	$276,924

Costs of revenue	63,394	56,926	135,888	134,487

Gross profit	60,461	79,772	123,750	142,437

Operating expenses:
General and administrative:
Salaries and benefits	33,611	81,272	67,236	138,928
Professional fees	20,656	11,781	40,000	34,194
Other	35,250	36,584	82,110	82,471
	89,517	129,637	189,346	255,593
Selling and marketing	22,834	25,471	44,901	51,603
	112,351	155,108	234,247	307,196

Operating loss	(51,890)	(75,336)	(110,497)	(164,759)

Other expenses:
Loss from change in fair value of notes payable	(101,063)	-	(105,009)	-
Interest expense	(7,998)	(3,613)	(14,986)	(7,220)
	(109,061)	(3,613)	(119,995)	(7,220)

Net Loss	$(160,951)	$(78,949)	$(230,492)	$(171,979)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	24,306,722	23,821,000	24,123,291	22,765,444

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(230,492)	$(171,979)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	8,938	8,937
Stock based compensation	12,898	-
Loss from change in fair value of notes payable	105,009	-
(Increase) decrease in assets:
Accounts receivable	(356)	(7,244)
Inventory	333	4,864
Prepaid expenses and other assets	2,509	(19,899)
Increase in liabilities:
Accounts payable and accrued expenses	45,569	18,416
Net cash used by operating activities	(55,592)	(166,905)

Cash flows from investing activities:
Purchase of software development costs	-	(15,000)
Net cash used by investing activities	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	10,000	250,000
Net borrowings from related party	44,894	10,583
Net cash provided by financing activities	54,894	260,583

Net (decrease) increase in cash	(698)	78,678

Cash - beginning of period	1,693	21,372

Cash - end of period	$995	$100,050

Cash paid for :
Interest	$-	$-
Income taxes	$3,800	$1,999

Non-cash financing activities:
Note payable converted to shares of common stock	$16,949	$-

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

In 2011, the Company developed a new service offering named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients.  SimplyProspects.com was released in July 2011 as part of a six-month beta program.  In December 2011, at the end of this six-month period, the Company, based on the feedback obtained during the beta program, decided to further develop the service prior to a general release of the service.  The Company anticipates having SimplyProspects.com released into the legal channel during the second half of 2012.  In addition, the success of SimplyProspects.com service is contingent on the Company raising sufficient investment capital to support the national release and operational needs of the service.  During the six months ended June 30, 2012, SimplyProspects.com had no revenue and incurred approximately $47,000 of start-up costs.

Management's Plans - The accompanying consolidated financial statements have been prepared on a going concern basis.  As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $1,190,475, has a stockholders’ deficiency of $441,490 and has a working capital deficit of $626,743 at June 30, 2012. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, revolving note from related party and notes payable.  Except for notes payable, fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company.  Notes payable to third parties are measured at their fair value at each reporting period (see Note 3).

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

As of June 30, 2012, there were 19,578,347 shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the year. There were 2,500,000 shares of potentially dilutive instruments outstanding as of June 30, 2011.

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

NOTE 3. NOTES PAYABLE

During 2011, the Company entered into a subscription agreement with two accredited investors under a Private Placement offering. Under this subscription agreement, each of the investors received a 12% convertible promissory note with warrants for aggregate consideration of $25,000 in cash. The notes are secured by a lien on all assets of the Company. The principal amount of the notes plus accrued interest automatically converts into common stock on the maturity date of August 31, 2012. The conversion price is determined based on a twenty percent discount of the fair market value of the average closing transaction price of the Company’s common stock for the ten days of trading prior to conversion, but such conversion price shall not be less than $0.10 per share. Upon completion of the Private Placement offering, each investor received a two year warrant to purchase shares of the Company’s common stock at $0.30 per share. The warrants are exercisable for such number of common shares equal to twenty percent of the funds invested (20% warrant coverage) amounting to 16,667 shares as of June 30, 2012. The Company did not allocate a portion the proceeds to the warrants because the warrants' value is not considered material. As of June 30, 2012, the outstanding principal amounted to $25,000 and the maximum number of common shares the notes could be converted into is 250,000 shares. An increase in the Company’s stock price greater than $.13 per share will result in a decreased number of shares the Company would be obligated to issue.

Also in 2011, the Company issued three Convertible Promissory Notes (“Note”) in the aggregate principal amount of $117,500. The Notes, which are due on various dates between May and September, 2012, bear interest at the rate of 8% per annum, with a provision for additional interest under certain circumstances, are unsecured and are convertible into shares of our common stock at the election of lender at any time after 180 days from the date of the Note issuance at a conversion price equal to a 41% discount (for two Notes) or 42% discount (for one Note) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. If the Company desires to exercise its right to prepay the Note during the first 90 days after its issuance, the prepayment amount is 135% of all amounts owed to lender; if it elects to prepay between the 91st and 180th day after issuance, the prepayment amount is 150% of all amount owed. There is no right to prepay after the 181th day of issuance. The Company’s timeframe to prepay any of the notes has now expired. The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. On March 2, 2012, the lender elected to partially convert one Note in the principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the shares issued was $16,949.

As of June 30, 2012, the outstanding principal of the three Notes amounted to $109,500 and the maximum number of common shares the note could be converted into based on 4.99% of the outstanding shares as of June 30 , 2012 is 1,213,068 shares. Based on the average of the three lowest stock prices for the last ten days preceding June 30, 2012, the three Notes would be convertible into 14,001,680 shares, after considering the default noted below, when not taking into account the 4.99% limit on the number of shares the holder may own. An increase in the Company's stock price will result in decreased number of shares the Company would be obligated to issue.

One of the three convertible promissory notes was due and payable along with any unpaid interest on May 29, 2012. The outstanding principal of $37,000 plus unpaid interest was not paid on the maturity date. As a result of the default, the convertible promissory notes allow for a cross-default provision.  Therefore, according to the convertible promissory note, all three convertible promissory notes are considered to be in default and therefore, due and payable in an amount equal to the Default Sum as defined in the agreement. The Default Sum is equal to 150% of the sum of the unpaid principal, unpaid interest and unpaid default interest, which amounted to $174,557 in aggregate as of June 30, 2012.  Although the Company has not paid this convertible promissory note, the Holder has not demanded payment. Further, the default interest rate during the default period has increased to 22%.

Under ASC 480, Distinguishing Liabilities from Equity, the Company determined the notes payable are liabilities reported at fair value because the notes payable will be convertible into a variable number of common shares at fixed monetary amount, known at inception. The notes payable are to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the notes payable is measured by calculating possible outcomes of conversion to common shares and repayment of the notes payable, then weighting the probability of each possible outcome according to management’s estimates. Management has determined that the most likely outcome will be conversion at the default sum and the fair value of the notes payable is equal to the estimated fair value of equity securities the Company will issue upon conversion. The fair value measurement is classified as a Level 3 in the valuation hierarchy. The following table is a roll forward of the notes payable fair value:

Fair value at December 31, 2011	$223,224
Changes in fair value and adjustment for default provision	105,009
Adjustment for conversion	(16,949)
Fair value at June 30, 2012	$311,284

NOTE 4. REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement is in the amount of $250,000 and is scheduled to expire on March 31, 2013. Effective June 30, 2012, Mr. Meyers has agreed to increase the amount available under this credit agreement by $12,000 to $262,000. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (7.1% as of June 30, 2012), and is secured by all of the assets of the Company. As of June 30, 2012 the revolving credit line had an outstanding balance of $259,383 ($214,489 - December 31, 2011). For the three months ended June 30, 2012 and 2011, interest expense under this note amounted to $4,399 and $3,613, respectively. For the six months ended June 30, 2012 and 2011, interest expense under this note amounted to $8,346 and $7,220, respectively. As of June 30, 2012, accrued interest amounted to $29,644 ($21,298 - December 31, 2011), which is included in accrued expenses in the accompanying balance sheet. As of June 30, 2012, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date.

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

Warrants

Outstanding warrant securities consist of the following at June 30, 2012:

	Warrants	Exercise Price	Expiration

2011 Common share private placement warrants	2,500,000	$0.30	March 2018

2011-2012 Convertible Note and private placement warrants	166,667	$0.15 to 0.30	June 2014 to April 2015

	2,666,667

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

On April 6, 2012, EMH informed the Company that the contingencies have not been met as outlined and requested the Company grant an extension of the agreement to July 31, 2012. The Company agreed to the requested extension of the Agreement. On August 1, 2012, EMH and the Company agreed to a second agreement extension to August 31, 2012.

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

Results of Operations

For the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Revenue

Our revenue for the three months ended June 30, 2012 decreased by $12,843 or 9.4% to $123,855 compared to revenue of $136,698 during the three months ended June 30, 2011.  For the six months ended June 30, 2012, our revenue decreased by $17,286 or 6.2% to $259,638 compared to $276,924 during the six months ended June 30, 2011. Our revenue was derived from the sale of legal products through our web property, LegalStore.com. Our planned new service, SimplyProspects.com did not generate any revenue in the three and six months ended June 30, 2012 and 2011, respectively.  We continue to market our products offered through LegalStore.com on a national level.  We experienced a decrease in revenue for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 due to a decrease in the number of orders. We have started a number of price increases during the last six months of 2011 and during the first three months of 2012 on certain products to increase our gross profit margins. However, over the long term, we do not expect a decrease in the overall number of orders through our LegalStore.com property as a result of this action. We continue to expect relatively modest or flat revenue growth through our LegalStore.com service until we are able to spend additional resources and increase our marketing efforts. We do not expect to generate any revenue from our SimplyProspects.com service until the Company is successful in raising the necessary capital to release the service on the national level.

Cost of Revenue and Gross Profit

Our cost of revenue includes supplies associated with the sale of products through our LegalStore.com website. Our cost of revenue for the three months ended June 30, 2012 increased by $6,468 or 11.4% to $63,394 compared to $56,926 for the three months ended June 30, 2011. As a percentage of revenue, our gross profit was 48.8% in for the three months ended June 30, 2012 compared to 58.4% attained during the comparable period in 2011.  Our cost of revenue for the six months ended June 30, 2012 increased by $1,401 or 1.0% to $135,888 compared to $134,487 for the six months ended June 30, 2011. As a percentage of revenue, our gross profit was 47.7% in for the six months ended June 30, 2012 compared to 51.4% attained during the comparable period in 2011. The decrease in gross profit is due to a particularly favorable margin experienced in the second quarter of 2011 resulting from a higher margin product mix.

Operating Expenses

General and Administrative

During the three months ended June 30, 2012, we incurred general and administrative expenses of $89,517 compared to $129,637 incurred during the comparable period in 2011. Our general and administrative expenses during the three months ended June 30, 2012 decreased by $40,120 or 30.9% from 2011. During the six months ended June 30, 2012, we incurred general and administrative expenses of $189,346 compared to $255,593 incurred during the comparable period in 2011. Our general and administrative expenses during the three months ended June 30, 2012 decreased by $66,247 or 25.9% from 2011. The decrease was principally due to decreased salaries and benefits of $47,661 during three months ended June 30, 2012 and $71,692 during six months ended June 30, 2012.

We reduced our headcount early in 2012 due to cost reduction measures resulting in reduced salaried and benefits expense for the three and six month period ended June 30, 2012. We expect an overall increase in general and administrative expenses in subsequent periods as we continue to execute our business plan pending the successful raising of additional financing.

Selling and Marketing

For the three months ended June 30, 2012, selling and marketing expenses, consisting of search engine and web marketing expenses, credit card processing fees, and customer delivery fees were $22,834, compared to $25,471 during the three months ended June 30, 2011. Our selling and marketing expenses for six months ended June 30, 2012 were $44,901 compared $51,603 in 2011. In line with our revenue, our selling and marketing expenses decreased in 2012 compared to 2011. We anticipate search engine marketing expense to increase in the future as we continue to implement our SimplyProspects.com business plan if we are successful raising additional financing.

Other Expenses

Interest expense for the three and six months ended June 30, 2012 increased by $4,385 or 121.4% and $7,766 or 107.6%, respectively, compared to our interest expense incurred during the three and six months ended June 30, 2011. The increase was due to the increased levels of borrowings outstanding during 2012. During the three and six months ended June 30, 2012, we also incurred a loss of $101,063 and $105,009, respectively, associated with the change in the fair value of our convertible promissory notes.

Net Loss

As a result of the foregoing, our net loss for the three months ended June 30, 2012 increased by $82,002 or 103.9% to $160,951 compared to a net loss of $78,949 incurred in 2011. For the six months ended June 30, 2012, our net loss increased by $58,513 or 34.0% to $230,492 compared to a net loss of $171,979 incurred in 2011.

Liquidity and Capital Resources

At June 30, 2012, we had a working capital deficiency of $626,743 compared to working capital deficiency of $230,547 at December 31, 2011. The increase in working capital deficiency was due to our operating losses and reclassification of revolving note from a related party from a long-term liability at December 31, 2011 to a current liability at June 30, 2012.  During the six months ended June 30, 2012, our operating activities used cash of approximately $56,000 compared to approximately $167,000 used during the six months ended June 30, 2011.

During the six months ended June 30, 2012, our operating losses, after adjusting for non-cash items, utilized approximately $104,000 of cash, and working capital items provided approximately $48,000 of cash. The principal component of these working capital changes was an increase in our accrued expenses. During the six months ended June 30, 2011, our operating losses, after adjusting for non-cash items, utilized approximately $163,000 of cash, and working capital items used approximately $4,000 of cash.

During the six months ended June 30, 2012, we received $10,000 from a private sale of shares of our common stock and had approximately $45,000 of net additional borrowings from a related party.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer also acting as chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

The Company did not pay a convertible promissory note with a maturity date of May 29, 2012. The outstanding principal of $37,000 plus unpaid interest of $4,207 remains unpaid as of the date of this filing. Although the Company has not paid this convertible promissory note plus interest, the Holder has not demanded payment. Further, the default interest rate during the default period has increased to 22%.

The Company did not pay a convertible promissory note with a maturity date of July 5, 2012. The outstanding principal of $35,000 plus unpaid interest of $3,005 remains unpaid as of the date of this filing. Although the Company has not paid this convertible promissory note plus interest, the Holder has not demanded payment. The Further, the default interest rate during the default period has increased to 22%.

The convertible promissory notes allow for a cross-default provision. Accordingly, the third convertible promissory note, with maturity of September 5, 2012, in the principal amount of $37,500 and accrued interest of approximately $2,000 is also in default.

Item 4. Mine Safety Disclosures

None.

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

INTERNET MEDIA SERVICES, INC.

Dated: August 14, 2012	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)