Form 10-Q
period 2012-09-30
INTERNET MEDIA SERVICES, INC.
filed 2012-11-14
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 24,587,893 as of November 5, 2012.

INTERNET MEDIA SERVICES, INC.

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
	As of

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash	$1,771	$1,693
Accounts receivable, net	29,883	31,337
Inventory	110,208	115,952
Prepaid expenses and other assets	11,513	6,464
Total current assets	153,375	155,446

Property and equipment, net	39,950	40,607

Other intangibles, net	119,000	131,750

Goodwill	19,417	19,417

Other assets	-	3,483

Total assets	$331,742	$350,703

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$140,337	$95,369
Accrued expenses	108,779	67,400
Revolving note form related party	277,648	-
Notes payable	280,034	223,224
Total current liabilities	806,798	385,993

Long-term revolving note from related party	-	214,489

Deferred tax liability	1,066	1,066

Commitments and contingencies (See Note 6)	-	-

Stockholders' deficiency
Common stock, $.001 par value, 100,000,000 shares
authorized, 24,587,893 shares issued and outstanding
(23,821,000 - 2011)	24,588	23,821
Additional paid-in capital	764,387	685,317
Accumulated deficit	(1,265,097)	(959,983)
Total stockholders' deficiency	(476,122)	(250,845)

Total liabilities and stockholders' deficiency	$331,742	$350,703

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$120,526	$138,830	$380,164	$415,754

Costs of revenue	64,295	78,993	200,183	213,480

Gross profit	56,231	59,837	179,981	202,274

Operating expenses:
General and administrative:
Salaries and benefits	32,220	133,055	99,456	271,983
Professional fees	10,329	8,766	50,329	42,960
Other	53,854	37,322	135,964	119,793
	96,403	179,143	285,749	434,736
Selling and marketing	22,490	25,266	67,391	76,869
	118,893	204,409	353,140	511,605

Operating loss	(62,662)	(144,572)	(173,159)	(309,331)

Other expenses:
Loss from change in fair value of notes payable	-	(30,048)	(105,009)	(30,048)
Interest expense	(11,960)	(4,112)	(26,946)	(11,332)
	(11,960)	(34,160)	(131,955)	(41,380)

Net Loss	$(74,622)	$(178,732)	$(305,114)	$(350,711)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	24,402,620	23,821,000	24,217,418	23,125,029

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(305,114)	$(350,711)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	13,407	13,407
Stock based compensation	18,847	6,789
Loss from change in fair value of notes payable	105,009	30,048
(Increase) decrease in assets:
Accounts receivable	1,454	(1,297)
Inventory	5,744	8,557
Prepaid expenses and other assets	(5,049)	(37,357)
Other assets	3,483	-
Increase in liabilities:
Accounts payable and accrued expenses	89,138	31,946
Net cash used by operating activities	(73,081)	(298,618)

Cash flows from investing activities:
Purchase of software development costs	-	(28,800)
Net cash used by investing activities	-	(28,800)

Cash flows from financing activities:
Proceeds from sale of common stock	10,000	250,000
Proceeds from issuance of notes	-	60,000
Net borrowings from related party	63,159	9,685
Net cash provided by financing activities	73,159	319,685

Net increase (decrease) in cash	78	(7,733)

Cash - beginning of period	1,693	21,372

Cash - end of period	$1,771	$13,639

Cash paid for :
Interest	$-	$-
Income taxes	$3,800	$1,999

Non-cash financing activities:
Note payable and accrued interest converted to shares of common stock	$50,990	$-

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

In 2011, the Company developed a new service offering named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients.  SimplyProspects.com was released in July 2011 as part of a six-month beta program.  In December 2011, at the end of this six-month period, the Company, based on the feedback obtained during the beta program, decided to further develop the service prior to a general release of the service.  The Company anticipates having SimplyProspects.com released into the legal channel during the second half of 2012.  In addition, the success of SimplyProspects.com service is contingent on the Company raising sufficient investment capital to support the national release and operational needs of the service.  During the nine months ended September 30, 2012, SimplyProspects.com had no revenue and incurred approximately $62,000 of start-up costs.

Management's Plans - The accompanying consolidated financial statements have been prepared on a going concern basis.  As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $1,265,097, has a stockholders’ deficiency of $476,122 and has a working capital deficit of $653,423 at September 30, 2012. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis.  The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout the next 12 months and continue its business development efforts.  Management's plans in this regard include, but are not limited to, current discussions and negotiations with a number of additional financing alternatives.  There is no assurance the Company will be successful in completing the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, revolving note from related party and notes payable.  Except for notes payable, fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature or they are receivable or payable on demand.  The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company.  Notes payable to third parties are measured at their fair value at each reporting period (see Note 3).

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

As of September 30, 2012, there were 35,669,195 shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the year. There were 6,618,390 shares of potentially dilutive instruments outstanding as of September 30, 2011.

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

NOTE 3. NOTES PAYABLE

During 2011, the Company entered into a subscription agreement with two accredited investors under a Private Placement offering. Under this subscription agreement, each of the investors received a 12% convertible promissory note with warrants for aggregate consideration of $25,000 in cash. The notes were secured by a lien on all assets of the Company. The principal amounts of the notes plus accrued interest automatically were converted into common stock on the maturity date of August 31, 2012. The conversion price was determined based on a twenty percent discount of the fair market value of the average closing transaction price of the Company’s common stock for the ten days of trading prior to conversion, but the conversion price was not to be less than $0.10 per share according to the agreements. Upon completion of the Private Placement offering, each investor received a two year warrant to purchase shares of the Company’s common stock at $0.30 per share. The warrants are exercisable for such number of common shares equal to twenty percent of the funds invested (20% warrant coverage) amounting to 16,667. The Company did not allocate a portion the proceeds to the warrants because the warrants' value is not considered material.

In accordance with the agreement, on August 31, 2012, two convertible promissory notes in the principal amount of $25,000 and accrued interest of $2,791 were converted to 277,910 shares of the Company's common stock. The fair value of the debt was $31,250, resulting in an increase to equity of $34,041 upon conversion.

Also in 2011, the Company issued three Convertible Promissory Notes (“Note”) in the aggregate principal amount of $117,500. The Notes, which are due on various dates between May and September, 2012, bear interest at the rate of 8% per annum, with a provision for additional interest under certain circumstances, are unsecured and are convertible into shares of our common stock at the election of lender at any time after 180 days from the date of the Note issuance at a conversion price equal to a 41% discount (for two Notes) or 42% discount (for one Note) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. On March 2, 2012, the lender elected to partially convert one Note in the principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted and shares issued was $16,949.

As of September 30, 2012, the outstanding principal of the three Notes amounted to $109,500 and the maximum number of common shares the note could be converted into based on 4.99% of the outstanding shares as of September 30, 2012 is 1,226,936 shares. Based on the average of the three lowest stock prices for the last ten days preceding September 30, 2012, the three Notes would be convertible into 30,342,528 shares, after considering the default noted below, when not taking into account the 4.99% limit on the number of shares the holder may own. An increase in the Company's stock price will result in decreased number of shares the Company would be obligated to issue.

The three convertible promissory notes have become due and payable along with any unpaid interest on various dates between May and September 2012. The aggregate outstanding principal of $109,500 plus unpaid interest was not paid on the maturity dates. As a result, the three convertible promissory notes are considered to be in default and therefore, due and payable in an amount equal to the Default Sum as defined in the agreement. The Default Sum is equal to 150% of the sum of the unpaid principal, unpaid interest and unpaid default interest, which amounted to $180,852 in aggregate as of September 30, 2012.  Further, the default interest rate for the three convertible notes during the default period has increased to 22%.

On November 7, 2012, the Company received a demand notice requesting payment for the Default Sum owed together with all unpaid interest.  If the Company fails to comply with this demand notice within five days from receipt of the demand notice the investor may exercise the rights under the convertible promissory notes.  This includes, but is not limited to, conversion of the Default Sum owed into equity as provided for in the convertible promissory notes or bringing an action against the Company for all amounts due under the convertible promissory notes.

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

Fair value at December 31, 2011	$223,224
Changes in fair value and adjustment for default provision	105,009
Adjustment for conversion	(48,199)
Fair value at September 30, 2012	$280,034

NOTE 4. REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement is in the amount of $250,000 and is scheduled to expire on March 31, 2013. Effective September 30, 2012, Mr. Meyers has agreed to increase the amount available under this credit agreement by $32,000 to $282,000. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (7.0% as of September 30, 2012), and is secured by all of the assets of the Company. As of September 30, 2012 the revolving credit line had an outstanding balance of $277,648 ($214,489 - December 31, 2011). For the three months ended September 30, 2012 and 2011, interest expense under this note amounted to $4,641 and $3,579, respectively. For the nine months ended September 30, 2012 and 2011, interest expense under this note amounted to $12,987 and $10,799, respectively. As of September 30, 2012, accrued interest amounted to $34,285 ($21,298 - December 31, 2011), which is included in accrued expenses in the accompanying balance sheet. As of September 30, 2012, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date.

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

Outstanding warrant securities consist of the following at September 30, 2012:

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

On April 6, 2012, EMH informed the Company that the contingencies have not been met as outlined and requested the Company grant an extension of the agreement. The Company granted extensions of the Agreement through August 31, 2012. On August 31, 2012, the Company informed EMH that the contingencies have not been met and as a result the Agreement has been terminated.  As of the time of this filing, the Company and EMH continue to discuss the possible purchase of the Assets, but no definitive agreement has been proposed or accepted.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Revenue

Our revenue for the three months ended September 30, 2012 decreased by $18,304 or 13.2% to $120,526 compared to revenue of $138,830 during the three months ended September 30, 2011.  For the nine months ended September 30, 2012, our revenue decreased by $35,590 or 8.6% to $380,164 compared to $415,754 during the nine months ended September 30, 2011. Our revenue was derived from the sale of legal products through our web property, LegalStore.com. Our planned new service, SimplyProspects.com did not generate any revenue in the three and nine months ended September 30, 2012 and it generated approximately $3,200 revenues during the three and nine months ended September 30, 2011.  We continue to market our products offered through LegalStore.com on a national level.  We experienced a decrease in revenue for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 due to a decrease in the number of orders. We have started a number of price increases during the last six months of 2011 and during the first three months of 2012 on certain products to increase our gross profit margins. Though the Company experienced a decrease in volume orders year to year, over the long term, we do not expect a decrease in the overall number of orders through our LegalStore.com property as a result of this action. We continue to expect relatively modest or flat revenue growth through our LegalStore.com service until we are able to spend additional resources and increase our marketing efforts. We do not expect to generate any revenue from our SimplyProspects.com service until the Company is successful in raising the necessary capital to release the service on the national level.

Cost of Revenue and Gross Profit

Our cost of revenue includes supplies associated with the sale of products through our LegalStore.com website. Our cost of revenue for the three months ended September 30, 2012 decreased by $14,698 or 18.6% to $64,295 compared to $78,993 for the three months ended September 30, 2011. As a percentage of revenue, our gross profit was 46.7% in for the three months ended September 30, 2012 compared to 43.1% attained during the comparable period in 2011.  Our cost of revenue for the nine months ended September 30, 2012 decreased by $13,297 or 6.2% to $200,183 compared to $213,480 for the nine months ended September 30, 2011. As a percentage of revenue, our gross profit was 47.3% in for the nine months ended September 30, 2012 compared to 48.7% attained during the comparable period in 2011. The variations in gross profit as a percentage of revenue were due to our product mix.

Operating Expenses

General and Administrative

During the three months ended September 30, 2012, we incurred general and administrative expenses of $96,403 compared to $179,143 incurred during the comparable period in 2011. Our general and administrative expenses during the three months ended September 30, 2012 decreased by $82,740 or 46.2% from 2011. During the nine months ended September 30, 2012, we incurred general and administrative expenses of $285,749 compared to $434,736 incurred during the comparable period in 2011. Our general and administrative expenses during the nine months ended September 30, 2012 decreased by $148,987 or 34.3% from 2011. The decrease was principally due to decreased salaries and benefits of $100,835 during the three months ended September 30, 2012 and $172,527 during the nine months ended September 30, 2012.

We reduced our headcount early in 2012 due to cost reduction measures resulting in reduced salaries and benefits expense for the three and nine month period ended September 30, 2012. We expect an overall increase in general and administrative expenses in subsequent periods as we continue to execute our business plan pending the successful raising of additional financing.

Selling and Marketing

For the three months ended September 30, 2012, selling and marketing expenses, consisting of search engine and web marketing expenses, credit card processing fees, and customer delivery fees were $22,490, compared to $25,266 during the three months ended September 30, 2011. Our selling and marketing expenses for nine months ended September 30, 2012 were $67,391 compared $76,869 in 2011. In line with our revenue, our selling and marketing expenses decreased in 2012 compared to 2011. We anticipate search engine marketing expense to increase in the future as we continue to implement our SimplyProspects.com business plan if we are successful raising additional financing.

Other Expenses

Interest expense for the three and nine months ended September 30, 2012 increased by $7,848 or 190.9% and $15,614 or 137.8%, respectively, compared to our interest expense incurred during the three and nine months ended September 30, 2011. The increase was due to the increased levels of borrowings outstanding during 2012 and due to additional interest resulting from defaults of convertible promissory notes. During the nine months ended September 30, 2012, we also incurred a loss of $105,009 associated with the change in the fair value of our convertible promissory notes and during the three and nine months ended September 30, 2011 we incurred a loss of $30,048 associated with the change in the fair value of our convertible promissory notes.

Net Loss

As a result of the foregoing, our net loss for the three months ended September 30, 2012 decreased by $104,110 or 58.2% to $74,622 compared to a net loss of $178,732 incurred in 2011. For the nine months ended September 30, 2012, our net loss decreased by $45,597 or 13.0% to $305,114 compared to a net loss of $350,711 incurred in 2011.

Liquidity and Capital Resources

At September 30, 2012, we had a working capital deficiency of $653,423 compared to working capital deficiency of $230,547 at December 31, 2011. The increase in working capital deficiency was due to our operating losses and reclassification of revolving note from a related party from a long-term liability at December 31, 2011 to a current liability at September 30, 2012, as well as an increase in the fair value of notes payable as a result of default on Asher notes.  During the nine months ended September 30, 2012, our operating activities used cash of approximately $73,000 compared to approximately $299,000 used during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, our operating losses, after adjusting for non-cash items, utilized approximately $168,000 of cash, and working capital items provided approximately $95,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and accrued expenses. During the nine months ended September 30, 2011, our operating losses, after adjusting for non-cash items, utilized approximately $300,000 of cash, and working capital items provided approximately $2,000 of cash.

During the nine months ended September 30, 2012, we received $10,000 from a private sale of shares of our common stock and had approximately $63,000 of net additional borrowings from a related party. Further, we were able to reduce notes payable and accrued interest through a conversion to equity in the amount of approximately $51,000.

In reviewing our 2012 operational plans and associated risks, we have determined it will be necessary to raise additional financing during 2012. In January 2012, we engaged an investment banker to assist us in this effort. We are seeking to raise funds in 2012 to support the execution of our business plans. As of the date of this filing we have not entered into any definitive agreements for additional financing. No assurances can be given that we can obtain these funds through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us. Further, no assurances can be given that any such equity financing will not result in a further substantial dilution to the existing stockholders or will be on terms satisfactory to us. If we are unable to obtain additional equity or loan financing, our financial condition and results of operations will be materially adversely affected and we may need to significantly restrict our operations.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal year 2012 and continue its business development efforts.  However, no assurances can be given that we can obtain these funds through the sale of common stock or other securities, the issuance of indebtedness or otherwise or on terms acceptable to us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer also acting as chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, the Company issued 277,910 shares of common stock upon conversion of Convertible Promissory Notes pursuant to the terms of the Convertible Promissory Note.

The shares of common stock to be issued in this transaction have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

The Company has defaulted on three convertible promissory notes maturing on May 29, 2012, July 5, 2012 and September 5, 2012, with an aggregate principal balance of $109,500 and default sum owed of $180,852 as a result of the default, plus unpaid interest of approximately $17,000 remains unpaid as of the date of this filing. Further, the default interest rate during the default period has increased to 22%.

On November 7, 2012, the Company received a demand notice requesting payment for the Default Sum owed together with all unpaid interest.  If the Company fails to comply with this demand notice within five days from receipt of the demand notice the investor may exercise the rights under the convertible promissory notes.  This includes, but is not limited to, conversion of the Default Sum owed into equity as provided for in the convertible promissory notes or bringing an action against the Company for all amounts due under the convertible promissory notes.

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

INTERNET MEDIA SERVICES, INC.

Dated: November 14, 2012	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)