Form 10-K
period 2012-12-31
INTERNET MEDIA SERVICES, INC.
filed 2013-04-15
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
Commission File Number: 333-165972

INTERNET MEDIA SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State of incorporation)	(IRS Employer Identification Number)

1507 7th Street, #425
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

          Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer   ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $172,674 based upon price of such common stock was last sold on June 29, 2012.

As of April 2, 2013, there were 25,808,106 shares of Common Stock of Internet Media Services, Inc. outstanding.

INTERNET MEDIA SERVICES, INC.

PART I

ITEM 1 - BUSINESS

Overview

 We were incorporated in March 2007 as a Delaware corporation and refer to ourself herein as “we”, “us”, the “Company” or “IMS.”  We conduct our operations in Santa Monica, California and through March 13, 2013 used an independent warehouse and product fulfillment center in Western New York state.  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.internetmediaservices.com.  Information contained on our websites is not a part of this annual report.

Through March 13, 2013, we were primarily focused on creating, acquiring and partnering with companies with customer acquisition- customer relationship management solutions; however, we are also interested in information technology / content acquisition opportunities -- whether the content is informational, educational, or entertaining.  On October 8, 2009, we completed our first acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an Internet based company that primarily sells legal supplies and legal forms.  Our business plan was to leverage this acquisition with the creation and development of SimplyProspects.com -- a proprietary “auction-based marketplace” that could revolutionize the lead-sale industry in the legal field, and in numerous other key niche markets, including: elective medical; home reconstruction; health and medicine; leisure and travel; et al. However, we have suspended our pursuit of SimplyProspects.com until we have sufficient funds to continue development.

Recent Developments

On March 13, 2013, the Company entered into a stock sale agreement (“Agreement”) dated March 8, 2013 with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP agreed to pay to the Company total consideration of $210,000 including assumption of operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. The fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded as on December 31, 2012 in the amount of $35,000, net of income tax effect.

In 2011, the Company test marketed its new service named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients. SimplyProspects.com was released in July 2011 as part of a six-month beta program. At the end of this six-month period, in December 2011, the Company, based on the feedback obtained during the beta program, decided it needed to further develop the service prior to releasing the service into production. However, the Company needs additional financing to have this service available for commercial use. Due to the uncertainty in commercial launch of SimplyPospects.com service, the Company wrote off all the software developments costs in the amount of $38,200 during the year ended December 31, 2012.

After the sale of LegalStore.com and the suspension of SimplyProspects.com, the Company does not have any operations.  The Company intends to explore strategic alternatives including a merger with another entity.  Currently, the Company does not have any agreement with any entity and there is no assurance that such a transaction will ever be consummated.

Employees

At December 31, 2012, we had three full-time employees, and one part-time employee.  Two of the full-time employees and our part-time employee were located in the Los Angeles, CA area, with the remaining full-time employee located in the greater Rochester, NY area.  None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we consider our relationships with our employees to be good.

Websites

We maintain one active website, www.internetmediaservices.com which serves as our corporate website and contains information about our company and business.  The Company owns over 12 domain names for future use or for strategic competitive reasons.

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

We were founded in March 2007, and we initiated our first operating business by acquiring LegalStore.com in October 2009, which we sold in March 2013.  We have a limited operating history with respect to this or any newly acquired business.  As a result, we may not be able to achieve sustained financial or operational success, given the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market.

We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability and we may incur losses for the foreseeable future. In the years ended 2012, 2011and 2010, we incurred losses of approximately $427,000, $566,000 and $319,000, respectively.  As of December 31, 2012, our accumulated deficit was approximately $1,387,000, which represents our net losses since inception. As of March 2013, we have no operations. In order to achieve profitability, we will need to acquire a business, and experience revenue growth and manage our costs. Even if we do acquire a business and achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis thereafter. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate.

We have been the subject of a going concern opinion by our independent registered public accounting firm which has raised substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements which states that our financial condition raises substantial doubt as to our ability to continue as a going concern.  We incurred a loss of $426,998 during the year ended December 31, 2012, incurred accumulated losses totaling $1,386,981, have a stockholders’ deficiency of $591,557 and have a working capital deficit of $690,649 at December 31, 2012.  These factors, among others including the selling of our operating assets in March 2013, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to acquire a business or generate profits from a business acquired, and unable to continue to obtain financing to meet our working capital requirements, we may have to sharply curtail our business or cease operations altogether.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to we will be adversely affected and we may have to cease operations.

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

Our success and future growth depend, to a significant degree, on the skills and continued services of our Chief Executive Officer, Raymond Meyers.  Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and other personnel in a highly competitive employment market.  As we develop and acquire new products and services, we will need to hire additional employees.  Our inability to attract and retain well-qualified managerial, technical, sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

We may be required to seek additional funding, and such funding may not be available on acceptable terms or at all.

We may need to obtain additional funding due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, increased need for working capital, increased investment for an acquisition of businesses, services or technologies. If we do need to obtain funding, it may not be available on acceptable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

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

Our Board of Directors and our executive officers own 51.7% of our outstanding common stock.  Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

We are required to make an assessment of the effectiveness of our internal control over financial reporting. Our management concluded that as of December 31, 2012, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate mailing address is 1507 7th Street, #425, Santa Monica, CA 90401.  We do not have any leased or owned property.

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

The table below sets forth the range of quarterly high and low closing sales prices for our common stock for 2012 and 2011. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ending December 31, 2012

First Quarter	$0.15	$0.04
Second Quarter	$0.04	$0.02
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

	High	Low
Year ending December 31, 2011

First Quarter *	$0.35	$0.03
Second Quarter	$0.38	$0.09
Third Quarter	$0.15	$0.04
Fourth Quarter	$0.15	$0.05

* Closing price data for the first quarter of 2011 became available on March 4, 2011.

The last reported sales price of our common stock on the OTC Bulletin Board on April 2, 2013 was $.01

Issued and Outstanding

Our certificate of incorporation authorizes 100,000,000 shares of Common Stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001. As of April 2, 2013, we had 25,808,106 shares of Common Stock, and 0 shares of Preferred Stock issued and outstanding.

Stockholders

As of April 2, 2013, we had approximately 902 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2012 or 2011.  We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. We act as our own warrant agent for our outstanding warrants.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2012, the Company sold 50,000 shares of its Common Stock for $500. The shares of common stock to be issued in this transaction have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2012.

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

The following table sets forth information as of December 31, 2012 regarding equity compensation plans under which our equity securities are authorized for issuance.

Equity Plan Compensation Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securities holders (1)	2,660,000	$0.29	2,340,000

Total	2,660,000		2,340,000

(1)	Pursuant to our 2011 Equity Incentive Plan

ITEM 6 – SELECTED FINANCIAL INFORMATION

This item is not applicable to us as a smaller reporting company.

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

General

 We were incorporated in March 2007 as a Delaware corporation and refer to ourself herein as “we”, “us”, the “Company” or “IMS.”  We conduct our operations in Santa Monica, California and through March 13, 2013 used an independent warehouse and product fulfillment center in Western New York state.  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.internetmediaservices.com.  Information contained on our websites is not a part of this annual report.

Through March 13, 2013, we were primarily focused on creating, acquiring and partnering with companies with customer acquisition- customer relationship management solutions; however, we are also interested in information technology / content acquisition opportunities -- whether the content is informational, educational, or entertaining.  On October 8, 2009, we completed our first acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an Internet based company that primarily sells legal supplies and legal forms.  Our business plan was to leverage this acquisition with the creation and development of SimplyProspects.com -- a proprietary “auction-based marketplace” that could revolutionize the lead-sale industry in the legal field, and in numerous other key niche markets, including: elective medical; home reconstruction; health and medicine; leisure and travel; et al. However, we have suspended our pursuit of SimplyProspects.com until we have sufficient funds to continue development.

SimplyProspects.com was released in July 2011 as part of a six-month beta program.  At the end of this six-month period in December 2011, we, based on the feedback obtained during the beta program, decided to further develop the service during 2012 prior to releasing the service into production.  In 2012 we were unsuccessful in raising investment capital to launch the service and, at this time, we are uncertain about raising sufficient investment capital to support the national release and operational needs of the service.

Discontinued Operations

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheets as of December 31, 2012 and 2011. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows as of and for the years ended December 31, 2012 and 2011.

On March 13, 2013, the Company entered into a stock sale agreement (“Agreement”) dated March 8, 2013 with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP agreed to pay to the Company total consideration of $210,000 including assumption of operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. The fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded as on December 31, 2012 in the amount of $35,000, net of income tax effect. The Company used the proceeds for payment of its payables and for working capital purposes.

In 2011, the Company test marketed its new service named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients. SimplyProspects.com was released in July 2011 as part of a six-month beta program. At the end of this six-month period, in December 2011, the Company, based on the feedback obtained during the beta program, decided it needed to further develop the service prior to releasing the service into production. However, the Company needs additional financing to have this service available for commercial use. Due to the uncertainty in commercial launch of SimplyPospects.com service, the Company wrote off all the software developments costs in the amount of $38,200 during the year ended December 31, 2012.

After the sale of LegalStore.com and the suspension of SimplyProspects.com, the Company does not have any operations.  The Company intends to explore strategic alternatives including a merger with another entity.  Currently, the Company does not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated.

Results of Operations

For the Twelve Months Ended December 31, 2012 Compared to the Twelve Months Ended December 31, 2011

Revenue

In 2011, SimplyProspects.com had approximately $20,000 in ancillary revenue generated from the beta program.  In 2012, due to the lack of financing we could not commercially launch this service and as such the service did not generate any revenue in 2012.

Cost of Revenue

During 2011, we incurred $24,000 in cost of revenue related to SimplyProspects.com beta program. In the absence of commercial activities in 2012, there were no expenses on this account.

Operating Expenses

General and Administrative

During the year ended December 31, 2012, we incurred general and administrative expenses of $241,280 compared to $460,461 incurred during the year ended December 31, 2011. Our general and administrative expenses during the year ended December 31, 2012 decreased by $219,181 or 47.6% from 2011. The decrease was principally due to decreased salaries and benefits of $196,375 during the year ended December 31, 2012. Our executives did not receive salaries during 2012, and we reduced our headcount early in 2012 due to cost reduction measures resulting in reduced salaries and benefits expense.

Selling and Marketing

For the year ended December 31, 2012, our selling and marketing expenses, consisting of search engine and web marketing expenses were $1,226, compared to $16,447 during the year ended December 31, 2011. The decrease was due to reduced levels of activity related to SimplyProspects.com.

Other Expenses

Interest expense for the year ended December 31, 2012 increased by $19,891 or 113.3% compared to our interest expense incurred during the year ended December 31, 2011. The increase was due to the increased levels of borrowings outstanding during 2012 and due to additional interest resulting from defaults of convertible promissory notes. During the year ended December 31, 2012, we also incurred a loss of $105,009 associated with the change in the fair value of our convertible promissory notes and during the year ended December 31, 2011 we incurred a loss of $80,724 associated with the change in the fair value of our convertible promissory notes.

Discontinued Operations

In 2012, our loss from discontinued operations was $37,858, including a write-down of assets associated with the discontinued component of $35,000, compared to net income of $17,274 in 2011. Reduced revenue from discontinued operations resulted in decreased profits in 2012.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2012 decreased by $139,444 or 24.6% to $426,998 compared to a net loss of $566,442 incurred in 2011.

Liquidity and Capital Resources

At December 31, 2012, we had a working capital deficiency of $690,649 compared to working capital deficiency of $230,547 at December 31, 2011. The increase in working capital deficiency was due to our operating losses and reclassification of revolving note from a related party from a long-term liability at December 31, 2011 to a current liability at December 31, 2012, as well as an increase in the fair value of notes payable as a result of default on our outstanding notes. During the year ended December 31, 2012, our operating activities from continuing operations used cash of approximately $167,000 compared to approximately $474,000 used during the year ended December 31, 2011.

During the year ended December 31, 2012, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $220,000 of cash, and working capital items provided approximately $53,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and accrued expenses. During the year ended December 31, 2011, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $488,000 of cash, and working capital items provided approximately $14,000 of cash.

During the year ended December 31, 2012, we received $10,500 from a private sale of shares of our common stock and had approximately $67,000 of net additional borrowings from a related party. Further, we were able to reduce notes payable and accrued interest through a conversion to equity in the amount of approximately $51,000.

In March 2013, we sold LegalStore.com for total consideration of $210,000 including assumption of operating liabilities.  After the sale, we do not have any operations. We intend to explore strategic alternatives including a merger with another entity. Currently, we do not have any agreement with any entity and there is no assurance that such a transaction will ever be consummated.

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, we incurred a loss of $426,998 during the year ended December 31, 2012, have incurred accumulated losses totaling $1,386,981, have a stockholders’ deficiency of $591,557 and have a working capital deficit of $690,649 ($650,197 excluding discontinued operations) at December 31, 2012. These factors, among others, indicate that we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           To allow us to continue the development of its business plans and satisfy its obligations on a timely basis, we will need to raise additional financing to fund our operations for fiscal year 2013.  Should additional financing not be available, we will have to negotiate with our lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

Management's plans in this regard include, but are not limited to, current discussions and negotiations for a merger with another entity. We believe that such a transaction will provide it with business operations and also necessary working capital. In addition, we are also in discussions for raising additional financing to execute on some of our current business plans. We do not have an agreement with any entity and there is no assurance that such a transaction will ever be consummated and that we will be successful in completing a transaction that will provide the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statement for the fiscal year ended December 31, 2012, describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Accounts Receivable

We provide credit in the normal course of business to the majority of our customers.  We perform periodic credit evaluations of our customers’ financial condition and generally we do not require collateral.  We closely monitor outstanding balances and write off amounts we believe are uncollectible after reasonable collection efforts have been made.  To determine if an account receivable allowance was necessary at year-end, we reviewed our accounts receivable aging as well as collections received.  At December 31, 2012, allowance for doubtful accounts was $2,000 and no allowance for doubtful accounts was considered necessary at December 31, 2011.

Inventory

Inventories consist of legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

 Intangible Assets

We amortize intangible assets and additions over the estimated useful lives of the assets. As of December 31, 2012 our intangible assets consist of a customer list and domain name acquired pursuant to the asset purchase of LegalStore.com.   Upon obtaining the domain name and customer list, we estimated their useful life to be ten years with a gross carrying amount of $170,000 resulting in an annual amortization cost of $17,000 per year. Intangible assets relate to LegalStore.com and due to the Company’s plan to sell the LegalStore.com, the Company ceased amortization of intangible assets as of January 1, 2013.

Impairment Test

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. It was determined that the carrying value of long-lived intangible assets was in excess of the fair value of the assets as of December 31, 2012 based on the proceeds from the sale of LegalStore.com subsequent to year end. As a result, an impairment charge was recorded to reduce the carrying value of the customer list in the amount of $17,190. No impairment charges were recorded during the year ended December 31, 2011.

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

The entire amount of goodwill recorded by the Company was attributable to the acquisition of LegalStore.com. With the subsequent sale of LegalStore.com in March 2013, it was determined the fair value of consideration received was in excess of the carrying value of the reporting unit’s net assets. As a result, an impairment charge was recorded against the carrying value of goodwill in the amount of $19,417. No impairment charges were recorded during the year ended December 31, 2011.

Software Development Costs

During 2011, the Company incurred costs to develop software intended for use in its SimplyPospects.com product line.  Costs incurred during the preliminary design of the software were expensed.  Costs incurred after the design phase was completed that relate to the development of the software were capitalized and recorded as a component of fixed assets on the balance sheet. Training costs and post-implementation maintenance costs are expensed as incurred. Because of the uncertainty in commercial launch of SimplyPospects.com service, the Company recognized the expense of all the software developments costs during the year ended December 31, 2012.

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

We review tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position.  We did not have any material unrecognized tax benefit at December 31, 2012 and 2011.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2012 and 2011, we did not recognize any interest and penalties.

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

Discontinued Operations

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheets as of December 31, 2012 and 2011. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows for the years ended December 31, 2012 and 2011.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2012 and 2011 follow Item 14, beginning at page F-1.

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

Based on our evaluation under the frameworks described above, our management concluded that as of December 31, 2012, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since

Raymond Meyers	56	Chief Executive Officer, President,	April 2008
		Principal Financial Officer, Treasurer, and Director

Michael Buechler	40	Secretary and Director	June 2009

Alexander A. Orlando	50	Director	April 2008

Patrick White	59	Director	October 2009

Philip Jones	44	Director	October 2009

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

Michael Buechler was IMS’s Executive Vice President – Web Properties from March 2009 through January 2012 and currently serves as Secretary and Director.  Mr. Buechler currently holds the position of Director of Product at Dun and Bradstreet Credibility Corp.  Mr. Buechler co-founded Linkbuddies.com banner exchange in 1998 and operated it until it was sold to iBoost, Inc. in 2000.  LinkBuddies was one of the first banner exchanges in the world.  Mr. Buechler was Vice President – Web Properties at eBoz, Inc., an Internet marketing tools company from 2001 until its sale to Web.com (formerly Website Pros, Inc.) in 2005.  From 2005 to 2008, he was employed by Web.com as Director – Product Strategy and was responsible for product strategy for this NASDAQ listed web services company.  Mr. Buechler has a thorough understanding of our business and industry and has been instrumental in our development.  We believe Mr. Buechler should serve as a member of our board of directors based on the perspective and extensive experience he brings to our board of directors in the development of strategies for our current and future Internet-based products and services, his experience in the marketing of scalable Internet-based products and services, and his extensive knowledge of the Internet.

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

Patrick White was Chief Executive Officer and a Director of Document Security Systems, Inc. (“DSS”) from August 2002 to December 2012.  In addition, Mr. White was President of DSS from August 2002 until June 2006 and was Chairman of the Board of Directors of DSS from August 2002 until January 2008.  DSS is an NYSE AMEX listed company. Mr. White received his Bachelors of Science (Accounting) and Masters of Business Administration degrees from Rochester Institute of Technology.  We believe Mr. White is qualified to serve on our board of directors based on his extensive corporate management experience, including serving as the chief executive officer of a publically-held company (DSS), and his experience with the organizational challenges involved with becoming and operating as a publically-held company.

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

ITEM 11 - EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officer, Mr. Meyers.  However, we anticipate negotiating and entering into an employment agreement with Mr. Meyers during the year 2013.  We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer and acting Chief Financial Officer, and our former Executive Vice-President, also referred to herein as our “named executive officers,” for the fiscal years ended December 31, 2012 and 2011.  No compensation was paid to or deferred for Mr. Meyers or Mr. Buechler in the year ended 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation	Total
Raymond J Meyers,	2012	$-	$-	$-	$-	$-	$-
Chief Executive Officer, acting Chief Financial Officer	2011	$56,977	$-	$-	$10,000	$-	$66,977

Michael Buechler,	2012	$-	$-	$-	$-	$-	$-
Former Executive Vice President	2011	$60,977	$-	$-	$10,000	$-	$70,977

(1)
In July 2011, our board granted Mr. Meyers and Mr. Buechler, 500,000 stock options individually through our Equity Incentive Plan at a strike price of $.30, vesting equally over a three year period, and with an expiration date of five years from date of grant.  The Company records shares based payments under the provisions of ASC 718.  Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Value of option awards is the dollar amount recognized for financial statements reporting purposes with respect to fiscal year 2011.  See Note 7 to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	(Exercisable)	(Un-exercisable)

Michael Buechler	166,667	333,333 (1)	$0.30	7/21/2016
Raymond Meyers	166,667	333,333 (1)	$0.30	7/21/2016

(1)	Vest pro-ratably in equal installments on July 22, 2012, July 22, 2013 and July 22, 2014, respectively.

Director Compensation

Our non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.  In order to attract and retain qualified persons to our Board, in July 2011, we granted our non-employee directors stock options through our Equity Incentive Plan.  Each non-employee director received 500,000 stock options at a strike price of $.30, vesting equally over a three year period, and with an expiration date of ten years from date of grant. Directors were not compensated during the year ended December 31, 2012.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, shareholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors.  Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan.  The Plan will be administered by our full Board of Directors.  Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.  As of December 31, 2012, the Company has issued 2,660,000 options under the Plan to employees, directors and outside consultants.

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

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the April 2, 2013, there are 25,808,106 shares of common stock outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of April 2, 2013 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 1507 7th Street, #425, Santa Monica, CA 90401.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage Beneficially Owned
Executive officers and directors Raymond J. Meyers (1)	9,308,781	35.8%
Michael Buechler (1)	4,166,667	16.0%
Patrick White (1)	496,633	1.9%
Philip Jones (1)	176,972	*
Alexander A. Orlando (1)	167,832	*
All executive officers and directors
as a group (five persons) (2)	14,316,885	53.7%

Greater than 5% stockholders
Bohlen Enterprises LLC (1)	5,112,747	18.1%
2800 Middle Country Rd. Lake grove, NY 11755
*Less than 1%

(1) Includes 166,667 shares issuable upon exercise of options.
(2) Includes 833,335 shares issuable upon exercise of options.
(3) Includes 2,500,000 shares issuable upon exercise of warrants.
  Mr. Stephen Bohlen makes the investment decisions on behalf of Bohlen Enterprises LLC.

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. As effectively amended on September 30, 2012, this credit agreement is in the amount of $282,000, and as further amended on April 3, 2013, this credit agreement now has a maturity date of June 30, 2013. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (6.9% as of December 31, 2012), and is secured by all of the assets of the Company. For the years ended December 31, 2012 and 2011, interest expense under this note amounted to $17,814 and $14,759, respectively. As of December 31, 2012, accrued interest amounted to $39,112 ($21,298- 2011), which is included in accrued expenses in the accompanying balance sheet. As of December 31, 2012 the revolving credit line had an outstanding balance of $281,228 ($214,489 - December 31, 2011).  Under the terms of the agreement the Company is required to comply with various covenants. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company. As of December 31, 2012, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and within Form S-1, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit and review services for the fiscal years ended December 31, 2012 and 2011 were $41,000 and $43,000, respectively.  For the year ended December 31, 2012 and 2011, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed or to be billed for other related services by our principal accountant, Freed Maxick CPAs, P.C. for the years ended December 31, 2012 and 2011 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2012 and 2011 were $3,900 and $3,500, respectively.

All Other Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2012 and 2011 were $0 and $0, respectively.

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

10.7	Form of Warrant to Purchase Common Stock of Internet Media Services, Inc. dated March 17, 2011 (file number 333-165972).*
10.8	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated August 26, 2011 (file number 333-165972, filed September 8, 2011).*
10.9	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated October 3, 2011 (file number 333-165972, filed October 17, 2011).*
10.10	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc dated December 1, 2011 (file number 333-165972, filed December 16, 2011).*
10.11	Asset Purchase Agreement by and between Internet Media Services, Inc. and Enthusiast Media holdings, Inc. dated March 7, 2012 (file number 333-165972, filed March 13, 2012).*.
10.12	Form of Internet Media Services, Inc. 2011 Equity Incentive Plan dated July 26, 2011 (file number 333-165972, filed July 27, 2011)*.
10.13	Stock Purchase Agreement by and among Western Principal Partners LLC, Internet Media Services, Inc and Raymond Meyers dated March 8, 2013 (file number 333-165972, filed March 19, 2013)*.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

INTERNET MEDIA SERVICES, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets	F-3

Statement of Operations	F-4

Statement of Stockholders’ Equity (Deficiency)	F-5

Statement of Cash Flows	F-6

Notes to the Consolidated Financial Statements	F-7 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Internet Media Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Internet Media Services, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Media Services, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Internet Media Services, Inc. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Internet Media Services, Inc. and Subsidiaries has suffered recurring losses from operations since inception and, as of December 31, 2012, has negative working capital and a stockholders’ deficiency. Further, subsequent to December 31, 2012, the Company entered into an agreement to sell the stock of its wholly owned subsidiary, LegalStore.com.  After the sale of LegalStore.com, the Company does not have any operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York
April 15, 2013

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash	$1,262	$808
Prepaid expenses and other assets	10,169	6,464
Current assets of discontinued operations	116,460	148,174
Total current assets	127,891	155,446

Property and equipment, net	-	38,200

Other assets	-	3,483

Non-current assets of discontinued operations	99,092	153,574

Total assets	$226,983	$350,703

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$39,026	$23,401
Accrued expenses	61,340	26,346
Notes payable	280,034	223,224
Revolving note from related party	281,228	-
Current liabilities of discontinued operations	156,912	113,022
Total current liabilities	818,540	385,993

Long-term revolving note from related party	-	214,489

Deferred tax liability	-	1,066

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $.001 par value, 100,000,000 shares
authorized, 24,637,893 shares issued and outstanding
(23,821,000 - 2011)	24,638	23,821
Additional paid-in capital	770,786	685,317
Accumulated deficit	(1,386,981)	(959,983)
Total stockholders' deficiency	(591,557)	(250,845)

Total liabilities and stockholders' deficiency	$226,983	$350,703

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended

	December 31, 2012	December 31, 2011

Revenue	$-	$19,646

Costs of revenue	-	24,002

Gross loss	-	(4,356)

Operating expenses:
General and administrative:
Salaries and benefits	73,716	270,091
Professional fees	47,219	44,990
Other	120,345	145,380
	241,280	460,461
Selling and marketing	1,226	16,447
	242,506	476,908

Operating loss	(242,506)	(481,264)

Other expenses:
Loss from change in fair value of notes payable	(105,009)	(80,724)
Interest expense	(37,440)	(17,549)
	(142,449)	(98,273)

Loss before income taxes	(384,955)	(579,537)

Income tax provision	(4,185)	(4,179)

Loss from continued operations	(389,140)	(583,716)

Discontinued operations
Net (loss) income from discontinued operations	(2,858)	17,274
Write-down of assets associated with a discontinued component, net of income tax effect	(35,000)	-
	(37,858)	17,274

Net loss	$(426,998)	$(566,442)

Net loss from continuing operations per share- basic and diluted	$(0.02)	$(0.02)

Net (loss) income from discontinued operations per share- basic and diluted	0.00	0.00

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	24,313,958	23,307,301
The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)

Balance at December 31, 2010	21,321,000	$21,321	$423,680	$(393,541)	$51,460

Issuance of common stock and warrants for cash	2,500,000	2,500	247,500	-	250,000
Stock-based compensation expense	-	-	14,137	-	14,137
Net loss	-	-	-	(566,442)	(566,442)

Balance at December 31, 2011	23,821,000	23,821	685,317	(959,983)	(250,845)

Issuance of common stock and warrants for cash	200,000	200	10,300	-	10,500
Stock-based compensation expense	-	-	24,796	-	24,796
Shares issued upon conversion of convertible notes	616,893	617	50,373	-	50,990
Net loss	-	-	-	(426,998)	(426,998)

Balance at December 31, 2012	24,637,893	$24,638	$770,786	$(1,386,981)	$(591,557)

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended

	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(426,998)	$(566,442)
Loss (income) from discontinued operations	37,858	(17,274)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	24,796	14,137
Deferred tax liability	541	469
Impairment of property and equipment	38,200
Loss from change in fair value of notes payable	105,009	80,724
(Increase) decrease in assets:
Prepaid expenses and other assets	(3,705)	(3,632)
Other assets	3,483	-
Increase in liabilities:
Accounts payable and accrued expenses	53,410	18,416
Net cash used by continuing operations	(167,406)	(473,602)
Net cash provided by discontinued operations	90,621	86,434
Net cash used by operating activities	(76,785)	(387,168)

Cash flows from investing activities:
Purchase of software development costs	-	(38,200)
Net cash used by investing activities	-	(38,200)

Cash flows from financing activities:
Proceeds from sale of common stock	10,500	250,000
Net borrowings from related party	66,739	12,304
Proceeds from issuance of notes	-	142,500
Net cash provided by financing activities	77,239	404,804

Net increase (decrease) in cash	454	(20,564)

Cash - beginning of year	808	21,372

Cash - end of year	$1,262	$808

Cash paid for :
Income taxes	$3,400	$1,999

Non-cash financing activities:
Note payable and accrued interest converted to shares of common stock	$50,990	$-

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 1. – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - During the years ended December 31, 2012 and 2011, Internet Media Services, Inc. (the Company) was a digital media company created to develop, own and operate a portfolio of integrated “internet properties”, offering complementary business models and components. The Company was primarily focused on creating, acquiring and partnering with companies with customer acquisition- customer relationship management solutions, as well as information technology / content acquisition opportunities, whether the content is informational, educational, or entertainment.  On October 8, 2009, the Company completed its first acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an internet based company that primarily sells legal supplies and legal forms.

On March 13, 2013, the Company entered into a stock sale agreement (“Agreement”) dated March 8, 2013 with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP agreed to pay to the Company total consideration of $210,000 including assumption of operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. The fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded as on December 31, 2012 in the amount of $35,000, net of income tax effect.

In 2011, the Company test marketed its new service named SimplyProspects.com, an auction-based Internet application that provides a marketplace for businesses seeking to find new clients. SimplyProspects.com was released in July 2011 as part of a six-month beta program. At the end of this six-month period, in December 2011, the Company, based on the feedback obtained during the beta program, decided it needed to further develop the service prior to releasing the service into production. However, the Company needs additional financing to have this service available for commercial use. Due to the uncertainty in commercial launch of SimplyPospects.com service, the Company wrote off all the software developments costs during the year ended December 31, 2012.

After the sale of LegalStore.com and the suspension of SimplyProspects.com, the Company does not have any operations.  The Company intends to explore strategic alternatives including a merger with another entity.  Currently, the Company does not have any agreement with any entity and there is no assurance that such a transaction will ever be consummated.

In accordance with ASC 205-20 “Discontinued Operations-Other Presentation Matters” results of LegalStore.com operations are presented as discontinued operations on the consolidated balance sheets, statements of operations and statements of cash flows.

Management's plans

As discussed above, the Company sold LegalStore.com in 2013. After the sale, the Company does not have any operations. The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have an agreement with any entity and there is no assurance that such a transaction will ever be consummated.

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $426,998 during the year ended December 31, 2012, has incurred accumulated losses totaling $1,386,981, has a stockholders’ deficiency of $591,557 and has a working capital deficit of $690,649 ($650,197 excluding discontinued operations) at December 31, 2012. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company needs to raise additional financing to fund the Company’s operations for fiscal year 2013, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

Management's plans in this regard include, but are not limited to, current discussions and negotiations for a merger with another entity. The Company believes that such a transaction will provide it with business operations and also necessary working capital. In addition, the Company is also in discussion for raising additional financing to execute on some of its current business plans. The Company does not have any agreement with any entity and there is no assurance that such a transaction will ever be consummated and that the Company will be successful in completing a transaction that will provide the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation - The consolidated financial statements include the accounts of Internet Media Services, Inc. and the discontinued operations of its wholly-owned subsidiary (Legalstore.com, Inc.). All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable - The Company provides credit in the normal course of business to the majority of its customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Management closely monitors outstanding balances and writes off amounts that it believes are uncollectible after reasonable collection efforts have been made. At December 31, 2012, allowance for doubtful accounts was $2,000 and no allowance for doubtful accounts was considered necessary at December 31, 2011. The Company does not accrue interest on past due accounts receivable.

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

Software Development Cost - During 2011, the Company incurred costs to develop software intended for use in its SimplyPospects.com product line. Costs incurred during the preliminary design of the software were expensed. Costs incurred after the design phase was completed that relate to the development of the software were capitalized and recorded as a component of fixed assets on the balance sheet. Training costs and post-implementation maintenance costs are expensed as incurred. Total software costs included on the balance sheet as of December 31, 2011 amounted to $38,200. The Company did not incur and capitalize any additional software development costs during 2012.  Due to the uncertainty in commercial launch of SimplyPospects.com service, the Company wrote off all the software developments costs during the year ended December 31, 2012.

Intangible Assets - Intangible assets arose from business combinations and consist of a customer list and domain name acquired that are amortized, on a straight-line basis, over the estimated useful life. The following table summarizes the net asset value for each intangible asset category as of December 31,:

		2012			2011
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	life in years	Value	Amortization	Value	Value	Amortization	Value

Customer List	10	$102,810	$39,000	$63,810	$120,000	$27,000	$93,000
Domain Name	10	50,000	16,250	33,750	50,000	11,250	38,750
Total		$152,810	$55,250	$97,560	$170,000	$38,250	$131,750

Amortization expense related to these intangible assets amounted to $17,000 for the year ended December 31, 2012 ($17,000 - 2011). All of the above assets relate to LegalStore.com and due to the Company’s plan to sell the LegalStore.com, the Company ceased amortization of intangible assets as of January 1, 2013.

Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. It was determined that the carrying value of long-lived intangible assets was in excess of the fair value of the assets as of December 31, 2012 based on the proceeds from the sale of LegalStore.com subsequent to year end. As a result, an impairment charge was recorded to reduce the carrying value of the customer list in the amount of $17,190. No impairment charges were recorded during the year ended December 31, 2011.

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. The Company does not amortize goodwill, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value. The Company performs annual assessments of potential impairment.

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

The entire amount of goodwill recorded by the Company was attributable to the acquisition of LegalStore.com. With the subsequent sale of LegalStore.com in March 2013, it was determined the fair value of consideration received was in excess of the carrying value of the reporting unit’s net assets. As a result, an impairment charge was recorded against the carrying value of goodwill in the amount of $19,417. No impairment charges were recorded during the year ended December 31, 2011.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2012 or 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.

Common Shares Issued - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

Preferred Stock Authorized - The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2012 and 2011, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Revenue Recognition - Revenue is recognized for sales of legal products when title of the goods transfers to the customer, either at the time the product is delivered or shipped to the customer based on our agreement with the customer.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, revolving note from related party and notes payables. Fair values were assumed to approximate carrying values for these financial instruments, except for notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company. Notes payable to third parties are measured at fair values at each reporting period (see Note 4).

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

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. The Company recorded $17,274 of income from discontinued operations in 2011, which yields a de minimis amount of earnings per share on a dilutive basis.

As of December 31, 2012, there were 36,704,425 (8,006,649 - 2011)  shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the year. Included in this amount are 6,556,098 shares potentially issuable under convertible debt agreements (after considering the 4.99% limitation on conversion, see Note 4), as of December 31, 2012 (6,970,335 - 2011).

Advertising Costs - Advertising costs generally consist of online, keyword advertising with various search engines with additional amounts spent on certain targeted advertising. Advertising costs, which relate to discontinued operations, are expensed as incurred and amounted to approximately $32,600 for the year ended December 31, 2012 ($46,500 - 2011).

Share-Based Compensation Expense - The Company accounts for stock-based compensation under the provisions of ASC 718-10 “Stock Compensation." This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These classifications had no effect on the results of operations or cash flows for the periods presented.

NOTE 2. DISCONTINUED OPERATIONS

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheets as of  December 31, 2012 and 2011. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows for the years ended December 31, 2012 and 2011.

On March 13, 2013, the Company entered into a stock sale agreement (“Agreement”) dated March 8, 2013 with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP agreed to pay to the Company total consideration of $210,000 including assumption of operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. The fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded as on December 31, 2012 in the amount of $35,000, net of income tax effect. The Company used the proceeds for payment of its payables and for working capital purposes.

The following table sets forth the carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet were as follows:

	December 31,	December 31,
	2012	2011

Cash	$379	$885
Accounts receivable, net	26,641	31,337
Inventory	89,440	115,952
Current assets of discontinued operations	$116,460	$148,174

Property and equipment, net	$1,532	$2,407
Other intangibles, net	97,560	131,750
Goodwill	-	19,417
Non current assets of discontinued operations	$99,092	$153,574

Accounts payable	$92,684	$71,969
Accrued expenses	64,228	41,053
Current liabilities of discontinued operations	$156,912	$113,022

Discontinued Operations was as follows:
	For the year ended
	December 31,	December 31,
	2012	2011

Revenue	$511,283	$535,280
Costs of revenue	276,617	268,564
Gross profit	234,666	266,716
Operating expenses:
General and administrative:
Salaries and benefits	58,311	87,217
Professional fees	8,110	10,110
Other	79,226	58,743
	145,647	156,070
Selling and marketing	91,877	93,372
	237,524	249,442

(Loss) income from discontinued operations	(2,858)	17,274
Write-down of assets associated with a discontinued component, net of income tax effect	(35,000)	-
	$(37,858)	$17,274

NOTE 3. - FIXED ASSETS

Fixed assets consist of the following at December 31:

	Estimated Useful Life	2012	2011
Software	3 years	$-	$38,200
Furniture and fixtures	5 to 7 years	4,374	4,374
		4,374	42,574
Less: accumulated depreciation		2,842	1,967
		$1,532	$40,607

Depreciation expense was $874 for the year ended December 31, 2012 ($874 - 2011). No amortization has been recorded on software during the year ended December 31, 2011 as the software has not been placed into service. Because of the uncertainty in commercial launch of SimplyPospects.com service, the Company wrote off all the software developments costs during the year ended December 31, 2012.

NOTE 4. NOTES PAYABLE

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

Also in 2011, the Company issued three Convertible Promissory Notes (“Note”) in the aggregate principal amount of $117,500. The Notes, which are due on various dates between May and September, 2012, bear interest at the rate of 8% per annum, with a provision for additional interest under certain circumstances, are unsecured and are convertible into shares of the Company's common stock at the election of lender at any time after 180 days from the date of the Note issuance at a conversion price equal to a 41% discount (for two Notes) or 42% discount (for one Note) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. On March 2, 2012, the lender elected to partially convert one Note in the principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted and shares issued was $16,949.

As of December 31, 2012, the outstanding principal of the three Notes amounted to $109,500 and the maximum number of common shares the note could be converted into based on 4.99% of the outstanding shares as of December 31, 2012 is 1,229,431 shares. Based on the average of the three lowest stock prices for the last ten days preceding December 31, 2012, the three Notes would be convertible into 31,377,758 shares, after considering the default noted below, when not taking into account the 4.99% limit on the number of shares the holder may own. An increase in the Company's stock price will result in decreased number of shares the Company would be obligated to issue.

The three convertible promissory notes have become due and payable along with any unpaid interest on various dates between May and September 2012. The aggregate outstanding principal of $109,500 plus unpaid interest was not paid on the maturity dates. As a result, the three convertible promissory notes are considered to be in default and therefore, due and payable in an amount equal to the Default Sum as defined in the agreement. The Default Sum is equal to 150% of the sum of the unpaid principal, unpaid interest and unpaid default interest, which amounted to $193,954 in aggregate as of December 31, 2012. Further, the default interest rate for the three convertible notes during the default period has increased to 22%.

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

On January 22, 2013, the lender elected to convert a Convertible Promissory Note in the principal amount of $5,500 into shares of the Company stock and was issued 1,170,213 shares of common stock by the Company pursuant to the terms of the Convertible Promissory Note.

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

Fair value at December 31, 2011	$223,224
Changes in fair value and adjustment for default provision	105,009
Adjustment for conversion	(48,199)
Fair value at December 31, 2012	$280,034

NOTE 5. REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. As effectively amended on September 30, 2012, this credit agreement is in the amount of $282,000, and as further amended on April 3, 2013, this credit agreement now has a maturity date of June 30, 2013. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (6.9% as of December 31, 2012), and is secured by all of the assets of the Company. For the years ended December 31, 2012 and 2011, interest expense under this note amounted to $17,814 and $14,759, respectively. As of December 31, 2012, accrued interest amounted to $39,112 ($21,298- 2011), which is included in accrued expenses in the accompanying balance sheet. As of December 31, 2012 the revolving credit line had an outstanding balance of $281,228 ($214,489 - December 31, 2011).  Under the terms of the agreement the Company is required to comply with various covenants. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company. As of December 31, 2012, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date.

NOTE 6. - STOCKHOLDERS’ (DEFICIENCY) EQUITY

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

On March 21, 2012, the Company sold in a private placement 50,000 shares of its common stock and warrants to acquire 50,000 shares of the Company stock at an exercise price of $0.15 for total proceeds of $5,000. The warrants have a contractual term of three years. The fair value of warrants issued in the private placement is minor.

In April 2012, the Company sold in a private placement 100,000 shares of its common stock and warrants to acquire 100,000 shares of the Company stock at an exercise price of $0.15 for total proceeds of $5,000. The warrants have a contractual term of three years. The fair value of warrants issued in the private placement is minor.

In December 2012, the Company sold in a private placement 50,000 shares of its common stock for $500.

Outstanding warrant securities consist of the following at December 31, 2012:

		Exercise
	Warrants	Price	Expiration
2011 Common share private placement warrants	2,500,000	$0.30	March 2018
2011 Convertible Notes warrants	16,667	$0.30	June 2014
2012 Private Placements warrants	150,000	$0.15	March - April 2015
	2,666,667

Outstanding warrant securities consist of the following at December 31, 2011:
		Exercise
	Warrants	Price	Expiration
2011 Common share private placement warrants	2,500,000	$0.30	March 2018
2011 Convertible Note warrants	16,667	$0.30	June 2014
	2,516,667

NOTE 7. – EQUITY INCENTIVE PLAN

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

The Company records shares based payments under the provisions of ASC 718 "Compensation - Stock Compensation". Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any options during the year ended December 31, 2012. The following weighted-average assumptions were used for the year ended December 31, 2011:

2011
Risk-free interest rate	1.86%
Expected dividend yield	0%
Expected stock price volatility	75%
Expected life of options	5.7 years

The Company estimated the expected volatility based on data used by its peer group of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

A summary of all stock option activity for the years ended December 31, 2012 and 2011 is as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Contractual life	Value

Outstanding at December 31, 2010	-	$-
Options granted	3,015,000	$0.27
Options exercised	-	$-
Options cancelled	-	$-
Outstanding at December 31, 2011	3,015,000	$0.27
Options granted	-	$-
Options exercised	-	$-
Options cancelled	(355,000)	$0.10
Outstanding at December 31, 2012	2,660,000	$0.29	6.7 years	$-
Exercisable at December 31, 2012	866,668	$0.29	6.7 years	$-

The Company did not grant any options during the year ended December 31, 2012. The weighted average grant date fair value of options granted during the year ended December 31, 2011 was $.03. The total fair value of options that vested during 2012 amounted to $23,800 ($0 – 2011). The Company recorded expenses for options issued during the year ended December 31, 2012 of $24,796 ($14,137 - 2011).

At December 31, 2012, there was approximately $35,750 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE 8. - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2012 and 2011:

	2012	2011
Current:
Federal	$-	$-
State	3,644	3,710
Total current	3,644	3,710

Deferred
Federal	(119,282)	(172,816)
State	(37,514)	(18,564)
Total deferred	(156,796)	(191,380)
Less increase in allowance	157,337	191,849
Net deferred	541	469

Total income tax provision	$4,185	$4,179

In addition to the above income tax provision, there is a $1,607 deferred tax benefit included in discontinued operations related to a reversal of the deferred tax liability related to goodwill that was eliminated upon impairment of the LegalStore.com goodwill for book purposes as of December 31, 2012.

Individual components of deferred taxes are as follows as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$419,720	$294,901
Depreciable and amortizable assets	20,938	3,506
Prepaid expense	(1,001)	(956)
Fair market value adjustments	52,580	29,574
Stock based compensation	9,437	3,012
Bad Debt Reserve	766	-
Total	502,440	330,037
Less valuation allowance	(502,440)	(331,103)

Net deferred tax assets (liabilities)	$-	$(1,066)

The Company has approximately $1,098,000 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income. These carryforwards begin to expire in year 2030. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance to reduce the net deferred tax asset.

During the years ended December 31, 2012 and 2011 the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California and New York. The tax years 2009-2012 generally remain open to examination by these taxing authorities. In addition, the 2008 tax year is still open for the state of California.

The differences between United States statutory Federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2012	2011

Statutory United States Federal rate	34.0%	34.0%
State income taxes net of federal benefit	3.6%	1.7%
Change in valuation reserves	(40.5%)	(33.0%)
Permanent differences	(1.5%)	(0.4	) %
Other	3.3%	(3.0	) %

Effective tax rate (provision) benefit	(1.1%)	(0.9%)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET MEDIA SERVICES, INC.

April 15, 2013	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer (Principal Executive Officer and Principal Financial Officer )

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2013	By:	/s/ Michael Buechler
Michael Buechler Director

April 15, 2013	By:	/s/ Philip Jones
Philip Jones Director

April 15, 2013	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer )

April 15, 2013	By:	/s/ Alexander Orlando
Alexander Orlando Director

April 15, 2013	By:	/s/ Patrick White
Patrick White Director