Form 10-Q
period 2013-03-31
INTERNET MEDIA SERVICES, INC.
filed 2013-05-15
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 34,615,937 as of May 10, 2013.

INTERNET MEDIA SERVICES, INC.

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
As of

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$40,140	$1,262
Prepaid expenses and other assets	10,576	10,169
Current assets of discontinued operations	-	116,460
Total current assets	50,716	127,891

Non-current assets of discontinued operations	-	99,092

Total assets	$50,716	$226,983

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$10,108	$39,026
Accrued expenses	128,379	61,340
Notes payable	266,051	280,034
Revolving note from related party	281,228	281,228
Current liabilities of discontinued operations	-	156,912
Total current liabilities	685,766	818,540

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $.001 par value, 100,000,000 shares
authorized, 25,808,106 shares issued and outstanding
(24,637,893 at December 31, 2012)	25,808	24,638
Additional paid-in capital	789,548	770,786
Accumulated deficit	(1,450,406)	(1,386,981)
Total stockholders' deficiency	(635,050)	(591,557)

Total liabilities and stockholders' deficiency	$50,716	$226,983

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012

Revenue	$-	$-

Costs of revenue	-	-

Gross loss	-	-

Operating expenses:
General and administrative	75,876	66,334

Operating loss	(75,876)	(66,334)

Other expenses:
Loss from change in fair value of notes payable	-	(3,946)
Interest expense	(10,562)	(6,988)
	(10,562)	(10,934)

Loss before income taxes	(86,438)	(77,268)

Income tax provision	-	-

Loss from continuing operations	(86,438)	(77,268)

Discontinued operations
Gain from disposal of discontinued operations	3,839	-
Net income from discontinued operations	19,174	7,727
	23,013	7,727

Net loss	$(63,425)	$(69,541)

Net loss from continuing operations per share - basic and diluted	$(0.00)	$(0.00)

Net income from discontinued operations per share - basic and diluted	0.00	0.00

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	25,535,056	23,938,797

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(63,425)	$(69,541)
Income from discontinued operations	(23,013)	(7,727)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	5,949	6,949
Change in fair value of notes	-	3,946
(Increase) decrease in assets:
Prepaid expenses and other assets	(407)	2,178
Increase in liabilities:
Accounts payable and accrued expenses	38,121	2,604
Net cash used by continuing operations	(42,775)	(61,591)
Net cash provided by discontinued operations	7,653	23,293
Net cash used by operating activities	(35,122)	(38,298)

Cash flows from investing activities:
Net proceeds from sale of LegalStore.com	74,000	-
Net cash provided by investing activities	74,000	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	5,000
Net borrowings from related party	-	32,734
Net cash provided by financing activities	-	37,734

Net increase (decrease) in cash	38,878	(564)

Cash - beginning of period	1,262	808

Cash - end of period	$40,140	$244

Cash paid for :
Income taxes	$600	$3,800

Non-cash financing activities:
Note payable and accrued interest converted to shares of common stock	$13,983	$16,949

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND MANAGEMENT'S PLANS

Nature of Business - Internet Media Services, Inc. (the Company) was a digital media company created to develop, own and operate a portfolio of integrated “internet properties”, offering complementary business models and components. The Company was primarily focused on creating, acquiring and partnering with companies with customer acquisition-customer relationship management solutions, as well as information technology / content acquisition opportunities, whether the content is informational, educational, or entertainment.  On October 8, 2009, the Company completed its first acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an internet based company that primarily sells legal supplies and legal forms.

On March 13, 2013, the Company entered into a stock sale agreement (“Agreement”) dated March 8, 2013 with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders. In consideration of the sale, WPP paid the Company $95,000 at close and assumed certain operating liabilities. Operating liabilities included, but were not limited to existing operating agreements, trade payables and certain tax obligations. At December 31, 2012, the fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded on December 31, 2012 in the amount of $35,000, net of income tax effect.

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

Management's Plans - As discussed above, the Company sold LegalStore.com in 2013. After the sale, the Company does not have any operations. The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement with any entity and there is no assurance that such a transaction will ever be consummated.

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $1,450,406, has a stockholders’ deficiency of $635,050 and has a working capital deficit of $635,050 at March 31, 2013. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To fund the Company’s operations for the next 12 months, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis the Company needs to raise additional financing. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

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

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Bass of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2012 included in the Company’s 10-K annual report filed with the SEC on April 15, 2013.

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

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, revolving note from related party and notes payable.  Except for notes payable, fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature or they are receivable or payable on demand.  The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company.  Notes payable to third parties are measured at their fair value at each reporting period (see Note 4).

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB Accounting Standards Coded (“ASC") 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

- Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

- Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

- Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. During the three months ended March 31, 3013, the Company recorded $23,013 ($7,727 - 2012) of income from discontinued operations, which yields a de minimis amount of earnings per share on a dilutive basis.

As of March 31, 2013, there were 36,742,815 (10,443,894 - 2012) shares potentially issuable under convertible debt agreements, options and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the period. Included in this amount are 31,416,148 (4,667,227 - 2012) shares that could be obtained by a third-party note holder, which are limited to 1,287,824 (1,208,078 - 2012) shares potentially issuable under convertible note agreements after considering the 4.99% ownership limitation (see Note 4). Given the limitation on ownership by the third-party notes holder, the total shares issuable that could dilute basic earnings per share as of March 31, 2013 are 6,614,491 (6,984,745 - 2012).

NOTE 3. DISCONTINUED OPERATIONS

On March 13, 2013, the Company entered into a stock sale agreement (“Agreement”) dated March 8, 2013 with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP paid the Company $95,000 at close and assumed certain operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. At December 31, 2012, the fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded on December 31, 2012 in the amount of $35,000, net of income tax effect. The Company used the proceeds for payment of its payables and for working capital purposes.

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows as of and for the three months ended March 31, 2013 and 2012.

The following table presents information regarding calculation of gain from the sale of LegalStore.com:

Net cash proceeds after brokerage fee of $21,000	$74,000
LegalStore.com liabilities assumed	136,241
Total purchase price	210,241

LegalStore.com assets	206,402
Gain on sale	$3,839

The following table sets forth the carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet were as follows:

December 31,
2012

Cash	$379
Accounts receivable, net	26,641
Inventory	89,440
Current assets of discontinued operations	$116,460

Property and equipment, net	$1,532
Other intangibles, net	97,560
Non current assets of discontinued operations	$99,092

Accounts payable	$92,684
Accrued expenses	64,228
Current liabilities of discontinued operations	$156,912

Discontinued operations was as follows:
	For the three months ended
	March 31,	March 31,
	2013	2012

Revenue	$95,241	$135,862
Costs of revenue	40,535	70,889
Gross profit	54,706	64,973
Operating expenses:
Selling, general and administrative	35,532	57,246
Income from discontinued operations	19,174	7,727
Gain on disposal of discontinued operations	3,839	-
	$23,013	$7,727

NOTE 4. NOTES PAYABLE

During 2011, the Company issued three Convertible Promissory Notes (“Note”) in the aggregate principal amount of $117,500. The Notes, which were due on various dates between May and September 2012, bear interest at the rate of 8% per annum, with a provision for additional interest under certain circumstances, are unsecured and are convertible into shares of the Company's common stock at the election of lender at any time after 180 days from the date of the Note issuance at a conversion price equal to a 41% discount (for two Notes) or 42% discount (for one Note) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock.

On March 2, 2012, the lender elected to partially convert one Note in the principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted and shares issued was $16,949.

In January 2013, the lender elected to partially convert one Note in the principal amount of $5,500 into shares of the Company stock and was issued 1,170,213 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted was $13,983.

Subsequent to March 31, 2013, the lender elected to partially convert one Note in the aggregate principal amount of $35,900 into shares of the Company stock and was issued an aggregate of 8,807,831 shares of common stock by the Company pursuant to the terms of the Note.  The fair value of the debt converted was approximately $61,000 as of March 31, 2013 and the date of conversion.

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

As of March 31, 2013, the outstanding principal of the three Notes amounted to $104,000 ($109,500 - December 31, 2012). The three convertible promissory notes have become due and payable along with any unpaid interest on various dates between May and September 2012. The aggregate outstanding principal, plus unpaid interest, was not paid on the maturity dates. As a result, the three convertible promissory notes are considered to be in default and therefore, due and payable in an amount equal to the Default Sum as defined in the agreement. The Default Sum is equal to 150% of the sum of the unpaid principal, unpaid interest and unpaid default interest, which amounted to $196,991 in aggregate as of March 31, 2013 ($193,954 - December 31, 2012). Further, the default interest rate for the three convertible notes during the default period has increased to 22%.

The maximum number of common shares the Notes and accrued interest could be converted into based on 4.99% of the outstanding shares as of March 31, 2013 is 1,287,824 shares (1,229,431 - December 31, 2012). When not taking into account the 4.99% limit on the number of shares the holder may own, the three Notes and accrued interest could be convertible into 31,416,148 shares (31,377,758 - December 31, 2012), based on the average of the three lowest stock prices for the last ten days preceding March 31, 2013. An increase in the Company's stock price will result in a decreased number of shares the Company would be obligated to issue.

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

Fair value at December 31, 2012	$280,034
Adjustment for conversion	(13,983)
Fair value at March 31, 2013	$266,051

NOTE 5. REVOLVING NOTE FROM RELATED PARTY

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. As effectively amended on September 30, 2012, this credit agreement is in the amount of $282,000, and as further amended on April 3, 2013, this credit agreement now has a maturity date of June 30, 2013. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (6.8% as of March 31, 2013), and is secured by all of the assets of the Company. For the three months ended March 31, 2013 and 2012, interest expense under this note amounted to $4,871 and $3,917, respectively. As of March 31, 2013, accrued interest amounted to $43,983 ($39,112 - December 31, 2012), which is included in accrued expenses in the accompanying balance sheet. As of March 31, 2013 the revolving credit line had an outstanding balance of $281,228 ($281,228 - December 31, 2012).  Under the terms of the agreement the Company is required to comply with various covenants. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company. As of March 31, 2013, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date.

NOTE 6. STOCKHOLDERS’ DEFICIENCY

Outstanding warrant securities consist of the following at March 31, 2013:

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

SimplyProspects.com was released in July 2011 as part of a six-month beta program.  At the end of this six-month period in December 2011, we, based on the feedback obtained during the beta program, decided to further develop the service during 2012 prior to releasing the service into production.  In 2012, we were unsuccessful in raising investment capital to launch the service and, at this time, we are uncertain about raising sufficient investment capital to support the national release and operational needs of the service and have suspended our pursuit of SimplyProspects.com until we have sufficient funds to continue development.

Discontinued Operations

On March 13, 2013, the Company entered into a stock sale agreement (“Agreement”) dated March 8, 2013 with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP paid the Company $95,000 at close and assumed certain operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. At December 31, 2012, the fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded on December 31, 2012 in the amount of $35,000, net of income tax effect. The Company used the proceeds for payment of its payables and for working capital purposes.

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows as of and for the three months ended March 31, 2013 and 2012.

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

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Operating Expenses

General and Administrative

During the three months ended March 31, 2013, we incurred general and administrative expenses of $75,876 compared to $66,334 incurred during the three months ended March 31, 2012. Our general and administrative expenses during the three months March 31, 2013 increased by $9,542 or 14.5% from comparable period in 2012. The increase was principally due to executive salaries of $45,000 accrued during the three months ended March 31, 2013. Our executives did not receive salaries during 2012. This increase was offset by a decrease in professional fees due to the timing of our annual audit and other administrative expenses that primarily related to SimplyProspects.com.

Other Expenses

Interest expense for the three months ended March 31, 2013 increased by $3,574 or 51.1% compared to our interest expense incurred during the three months ended March 31, 2012. The increase was due to the increased levels of borrowings outstanding during 2013 and due to additional interest resulting from defaults of convertible promissory notes. During the three months ended March 31, 2012, we also incurred a loss of $3,946 associated with the change in the fair value of our convertible promissory notes. There was no change in the fair value of outstanding notes during the three months ended March 31, 2013.

Discontinued Operations

During the three months ended March 31, 2013, our income from discontinued operations was $23,013, including a gain from disposal of discontinued operations $3,839, compared to an income of $7,727 in 2012. We do not anticipate income from discontinued operations in future periods.

Net Loss
As a result of the foregoing, our net loss for the three months ended March 31, 2013 decreased by $6,116 or 8.8% to $63,425 compared to a net loss of $69,541 incurred in 2012.

Liquidity and Capital Resources

At March 31, 2013, we had a working capital deficiency of $635,050 compared to working capital deficiency of $690,649 at December 31, 2012. The decrease in working capital deficiency was due to sale proceeds received from the sale of LegalStore.com and the elimination of working capital deficiency of LegalStore.com upon its sale. During the three months ended March 31, 2013, our operating activities from continuing operations used cash of approximately $43,000 compared to approximately $62,000 used during the three months ended March 31, 2012.

During the three months ended March 31, 2013, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $81,000 of cash, and working capital items provided approximately $38,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and accrued expenses. During the three months ended March 31, 2012, our operating losses from continuing operation, after adjusting for non-cash items, utilized approximately $67,000 of cash, and working capital items provided approximately $5,000 of cash.

In March 2013, we sold LegalStore.com and received $95,000 ($74,000 net of brokerage fees) cash at close and transferred to the buyer certain operating liabilities. After the sale, we do not have any operations. We intend to explore strategic alternatives including a merger with another entity. Currently, we do not have any agreement with any entity and there is no assurance that such a transaction will ever be consummated.

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, we had incurred accumulated losses totaling $1,450,406, had a stockholders’ deficiency of $635,050 and had a working capital deficit of $635,050 at March 31, 2013. These factors, among others, indicate that we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           To allow us to continue the development of our business plans and satisfy obligations on a timely basis, we will need to raise additional financing to fund our operations for the next 12 months .  Should additional financing not be available, we will have to negotiate with our lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer also acting as chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January 2013 the Company issued 1,170,213 shares of common stock through the conversion of Convertible Promissory Note pursuant to the terms of the Convertible Promissory Note.

During April and May 2013 the Company issued 8,807,831 shares of common stock through the conversion of Convertible Promissory Note pursuant to the terms of the Convertible Promissory Note.

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

The Company did not have the resources to satisfy the demand notice and defaulted on three convertible promissory notes maturing on May 29, 2012, July 5, 2012 and September 5, 2012. At the time of this filing, the principal amount due at the default rate, plus accrued interest at the default rate, aggregated to $166,183.  Further, the default interest rate during the default period has increased to 22%.

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

INTERNET MEDIA SERVICES, INC.

Dated: May 15, 2013	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)