Form 10-Q
period 2013-06-30
INTERNET MEDIA SERVICES, INC.
filed 2013-08-14
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 50,009,049 as of August 5, 2013.

INTERNET MEDIA SERVICES, INC.

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
As of

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$16,510	$1,262
Prepaid expenses and other assets	26,382	10,169
Current assets of discontinued operations	-	116,460
Total current assets	42,892	127,891

Non-current assets of discontinued operations	-	99,092

Total assets	$42,892	$226,983

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$23,263	$39,026
Accrued expenses	176,424	61,340
Notes payable	185,966	280,034
Revolving note from related party	267,401	281,228
Advance on bridge financing	50,000	-
Current liabilities of discontinued operations	-	156,912
Total current liabilities	703,054	818,540

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $.001 par value, 100,000,000 shares
authorized, 39,734,621 shares issued and outstanding
(24,637,893 at December 31, 2012)	39,735	24,638
Additional paid-in capital	863,255	770,786
Accumulated deficit	(1,563,152)	(1,386,981)
Total stockholders' deficiency	(660,162)	(591,557)

Total liabilities and stockholders' deficiency	$42,892	$226,983

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$-	$-	$-	$-

Costs of revenue	-	-	-	-

Gross loss	-	-	-	-

Operating expenses:
General and administrative	103,115	61,575	178,991	127,909

Operating loss	(103,115)	(61,575)	(178,991)	(127,909)

Other expenses:
Loss from change in fair value of notes payable	-	(101,063)	-	(105,009)
Interest expense	(9,631)	(7,998)	(20,193)	(14,986)
	(9,631)	(109,061)	(20,193)	(119,995)

Loss before income taxes	(112,746)	(170,636)	(199,184)	(247,904)

Income tax provision	-	-	-	-

Loss from continuing operations	(112,746)	(170,636)	(199,184)	(247,904)

Discontinued operations:
Gain from disposal of discontinued operations	-	-	3,839	-
Net income from discontinued operations	-	9,685	19,174	17,412
	-	9,685	23,013	17,412

Net loss	$(112,746)	$(160,951)	$(176,171)	$(230,492)

Net loss from continuing operations per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Net income from discontinued operations per share - basic and diluted	0.00	0.00	0.00	0.00

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	33,870,679	24,306,722	29,719,429	24,123,291

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(176,171)	$(230,492)
Income from discontinued operations	(23,013)	(17,412)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	11,798	12,898
Change in fair value of notes payable	-	105,009
(Increase) decrease in assets:
Prepaid expenses and other assets	(9,713)	2,509
Increase in liabilities:
Accounts payable and accrued expenses	101,021	13,927
Net cash used by continuing operations	(96,078)	(113,561)
Net cash provided by discontinued operations	7,653	58,854
Net cash used by operating activities	(88,425)	(54,707)

Cash flows from investing activities:
Net proceeds from sale of LegalStore.com	74,000	-
Net cash provided by investing activities	74,000	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	10,000
Advance on bridge financing, net	43,500
Net (repayments) borrowings from related party	(13,827)	44,894
Net cash provided by financing activities	29,673	54,894

Net increase in cash	15,248	187

Cash - beginning of period	1,262	808

Cash - end of period	$16,510	$995

Cash paid for:
Income taxes	$2,200	$3,800

Non-cash financing activities:
Note payable and accrued interest converted to shares of common stock	$95,768	$16,949

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

After the sale of LegalStore.com and the suspension of SimplyProspects.com, the Company does not have any operations.  The Company intends to explore strategic alternatives including a merger with another entity.  Currently, the Company does not have a definitive agreement and there is no assurance that such a transaction will ever be consummated.

In accordance with ASC 205-20 “Discontinued Operations-Other Presentation Matters” results of LegalStore.com operations are presented as discontinued operations on the consolidated balance sheets, statements of operations and statements of cash flows.

Management's Plans - As discussed above, the Company sold LegalStore.com in 2013. After the sale, the Company does not have any operations. The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have a definitive agreement and there is no assurance that such a transaction will ever be consummated.

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $1,563,152, has a stockholders’ deficiency of $660,162 and has a working capital deficit of $660,162 at June 30, 2013. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management's plans in this regard include, but are not limited to, current discussions and negotiations for a merger with another entity. The Company believes that such a transaction will provide it with business operations and also necessary working capital. In addition, the Company is also in discussion for raising additional financing to execute on some of its current business plans. The Company does not have a definitive agreement and there is no assurance that such a transaction will ever be consummated and that the Company will be successful in completing a transaction that will provide the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. During the six months ended June 30, 3013, the Company recorded $23,013 ($17,412 - 2012) of income from discontinued operations, which yields a de minimis amount of earnings per share on a dilutive basis.

As of June 30, 2013, there were approximately 47,000,000 (20,000,000 - June 30, 2012) shares potentially issuable under convertible debt agreements, options and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the period.

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

The following table sets forth the carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet were as follows:

December 31,
2012

Cash	$379
Accounts receivable, net	26,641
Inventory	89,440
Current assets of discontinued operations	$116,460

Property and equipment, net	$1,532
Other intangibles, net	97,560
Non current assets of discontinued operations	$99,092

Accounts payable	$92,684
Accrued expenses	64,228
Current liabilities of discontinued operations	$156,912

Discontinued operations were as follows:

	For the three months ended
	June 30,	June 30,
	2013	2012

Revenue	$-	$123,855
Costs of revenue	-	63,394
Gross profit	-	60,461
Operating expenses:
Selling, general and administrative	-	50,776
Income from discontinued operations	$-	$9,685

	For the six months ended
	June 30,	June 30,
	2013	2012

Revenue	$95,241	$259,717
Costs of revenue	40,535	134,283
Gross profit	54,706	125,434
Operating expenses:
Selling, general and administrative	35,532	108,022
Income from discontinued operations	19,174	17,412
Gain on disposal of discontinued operations	3,839	-
	$23,013	$17,412

NOTE 4. NOTES PAYABLE

During 2011, the Company issued three Convertible Promissory Notes (“Note”) in the aggregate principal amount of $117,500. The Notes, which were due on various dates between May and September 2012, bear interest at the rate of 8% per annum, with a provision for additional interest under certain circumstances, are unsecured and are convertible into shares of the Company's common stock at the election of lender at any time after 180 days from the date of the Note issuance at a conversion price equal to a 41% discount (for two Notes) or 42% discount (for one Note) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the holder from converting notes payable into common stock after selling shares owned into the market.

During the six months ended June 30, 2012, the lender elected to partially convert one Note in the original principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted and shares issued was $16,949.

During the six months ended June 30, 2013, the lender elected to convert one Note fully in the original principal amount of $37,000 and accrued interest of $1,700 into shares of the Company stock and was issued 15,096,723 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted was $94,068.

Subsequent to June 30, 2013, the lender elected to partially convert another Note in the original principal amount of $11,000 into shares of the Company stock and was issued an aggregate of 10,232,761 shares of common stock by the Company pursuant to the terms of the Note.  The fair value of the debt converted was approximately $38,000 as of June 30, 2013 and the date of conversion. The holder also converted a portion of accrued interest into 41,667 shares.

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

As of June 30, 2013, the outstanding original principal of the two remaining Notes amounted to $72,500 ($109,500 - three notes at December 31, 2012). The convertible promissory notes have become due and payable along with any unpaid interest on various dates between May and September 2012. The aggregate outstanding principal, plus unpaid interest, was not paid on the maturity dates. As a result, the outstanding convertible promissory notes are considered to be in default and therefore, due and payable in an amount equal to the Default Sum as defined in the agreement. The Default Sum is equal to 150% of the sum of the unpaid principal, unpaid interest and unpaid default interest, which amounted to approximately $140,000 in aggregate as of June 30, 2013 ($193,954 - December 31, 2012). Further, the default interest rate for the outstanding convertible notes during the default period has increased to 22%.

As of June 30, 2013, based on the average of the three lowest stock prices for the last ten days preceding June 30, 2013, the maximum number of common shares the Notes and accrued interest could be converted into is approximately 42,000,000 shares (31,000,000 - December 31, 2012). When taking account the 4.99% limitation on ownership as of June 30, 2013, the number of shares the holder could covert to at one time is 1,982,758 shares (1,229,431 - December 31, 2012). An increase in the Company's stock price will result in a decreased number of shares the Company would be obligated to issue.

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

Fair value at December 31, 2012	$280,034
Adjustment for conversion	(94,068)
Fair value at June 30, 2013	$185,966

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. As effectively amended on September 30, 2012, this credit agreement is in the amount of $282,000, and as further amended on April 3, 2013 and August 6, 2013, this credit agreement now has a maturity date of September 30, 2013. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (6.7% as of June 30, 2013), and is secured by all of the assets of the Company. For the three months ended June 30, 2013 and 2012, interest expense under this note amounted to $4,666 and $4,399, respectively. For the six months ended June 30, 2013 and 2012, interest expense under this note amounted to $9,537 and $8,346, respectively. As of June 30, 2013, accrued interest amounted to $48,649 ($39,112 - December 31, 2012), which is included in accrued expenses in the accompanying balance sheet. As of June 30, 2013 the revolving credit line had an outstanding balance of $267,401 ($281,228 - December 31, 2012).  Under the terms of the agreement the Company is required to comply with various covenants. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company. As of June 30, 2013, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date.

Additionally, the Company has begun to record salary expense for Mr. Meyers in the amount of $15,000 per month. As of June 30, 2013, $86,190 of Mr. Meyers’ salary was unpaid and recorded as accrued expenses on the balance sheet. Mr. Meyers did not receive a salary in fiscal year 2012, and no amount was accrued as of December 31, 2012.

NOTE 6. WARRANTS

Outstanding warrant securities consist of the following at June 30, 2013:

		Exercise
	Warrants	Price	Expiration
2011 Common share private placement warrants	2,500,000	$0.30	March 2018
2011 Convertible Notes warrants	16,667	$0.30	June 2014
2012 Private Placements warrants	150,000	$0.15	March - April 2015
	2,666,667

NOTE 7. ADVANCE ON BRIDGE FINANCING

In June 2013, the Company received $50,000 cash in advance of a bridge financing arrangement intended to provide the Company financing to execute a business combination transaction. The financing arrangement anticipates that the Company will enter into a merger agreement and the financing terms are expected to include contingent conversion features, as well as detachable warrants.  However, terms of the financing arrangement have not been finalized and as of the date of this filing, no executed definitive agreement is in place for either a merger or the financing arrangement.

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

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows as of and for the three and six months ended June 30, 2013 and 2012.

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

Results of Operations

For the Three and Six Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

Operating Expenses

General and Administrative

During the three months ended June 30, 2013, we incurred general and administrative expenses of $103,115 compared to $61,575 incurred during the three months ended June 30, 2012. Our general and administrative expenses during the three months June 30, 2013 increased by $41,540 or 67.5% from the comparable period in 2012. The increase was principally due to executive salaries of $45,000 mainly accrued during the three months ended June 30, 2013. During the six months ended June 30, 2013, we incurred general and administrative expenses of $178,991 compared to $127,909 incurred during the six months ended June 30, 2012. Our general and administrative expenses during the six months June 30, 2013 increased by $51,082 or 39.9% from the comparable period in 2012. The increase was principally due to executive salaries of $90,000 mainly accrued during the six months ended June 30, 2013. Our executives did not receive salaries during 2012. This increase was offset by a decrease in other administrative expenses that primarily related to SimplyProspects.com.

Other Expenses

Interest expense for the three months ended June 30, 2013 increased by $1,633 or 20.4% compared to interest expense incurred during the three months ended June 30, 2012. Interest expense for the six months ended June 30, 2013 increased by $5,207 or 34.7% compared to our interest expense incurred during the six months ended June 30, 2012. The increases were due to the increased levels of borrowings outstanding during 2013 and due to higher interest rates resulting from defaults of convertible promissory notes. During the three and six months ended June 30, 2012, we also incurred a loss of $101,063 and $105,009, respectively, associated with the change in the fair value of our convertible promissory notes. There was no change in the fair value of outstanding notes during the three and six months ended June 30, 2013.

Discontinued Operations

During the three months ended June 30, 2013, we did not have our income from discontinued operations compared to $9,685 during the three months ended June 30, 2012. During the six months ended June 30, 2013, our income from discontinued operations was $23,013, including a gain from disposal of discontinued operations $3,839, compared to an income of $17,412 in 2012. We do not anticipate income from discontinued operations in future periods.

Net Loss

As a result of the foregoing, our net loss for the three months ended June 30, 2013 decreased by $48,205 or 30.0% to $112,746 compared to a net loss of $160,951 incurred in 2012. Our net loss for the six months ended June 30, 2013 decreased by $54,321 or 23.6% to $176,171 compared to a net loss of $230,492 incurred in 2012

Liquidity and Capital Resources

At June 30, 2013, we had a working capital deficiency of $660,162 compared to working capital deficiency of $690,649 at December 31, 2012. The decrease in working capital deficiency was due to sale proceeds received from the sale of LegalStore.com and the elimination of working capital deficiency of LegalStore.com upon its sale. During the six months ended June 30, 2013, our operating activities from continuing operations used cash of approximately $96,000 compared to approximately $114,000 used during the six months ended June 30, 2012.

 During the six months ended June 30, 2013, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $187,000 of cash, and working capital items provided approximately $91,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and accrued expenses. During the six months ended June 30, 2012, our operating losses from continuing operation, after adjusting for non-cash items, utilized approximately $130,000 of cash, and working capital items provided approximately $16,000 of cash.

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

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, we had incurred accumulated losses totaling $1,563,152, had a stockholders’ deficiency of $660,162 and had a working capital deficit of $660,162 at June 30, 2013. These factors, among others, indicate that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To allow us to continue the development of our business plans and satisfy obligations on a timely basis, we will need to raise additional financing to fund our operations for the next 12 months.  Should additional financing not be available, we will have to negotiate with our lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

Management's plans in this regard include, but are not limited to, current discussions and negotiations for a merger with another entity. We believe that such a transaction will provide it with business operations and also necessary working capital. In addition, we are also in discussions for raising additional financing to execute on some of our current business plans. As of June 30, 2013, we received a cash advance on bridge financing; however, we have not executed a financing agreement. Further, we do not have a definitive agreement and there is no assurance that such a transaction will ever be consummated and that we will be successful in completing a transaction that will provide the financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer also acting as chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013 the Company issued 13,926,515 shares of common stock through the conversion of Convertible Promissory Note pursuant to the terms of the Convertible Promissory Note.

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

The Company did not have the resources to satisfy the demand notice and defaulted on three convertible promissory notes maturing on May 29, 2012, July 5, 2012 and September 5, 2012. The Company has repaid one of the notes through conversion to equity. At the time of this filing, the principal amount due on the two notes at the default rate, plus accrued interest at the default rate, aggregated to $120,856.  Further, the default interest rate during the default period has increased to 22%.

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

INTERNET MEDIA SERVICES, INC.

Dated: August 14, 2013	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)