Form 10-Q
period 2013-09-30
INTERNET MEDIA SERVICES, INC.
filed 2013-11-19
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 132,305,614 as of November 8, 2013.

INTERNET MEDIA SERVICES, INC.

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
 As of

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$33,434	$1,262
Prepaid expenses and other assets	49,109	10,169
Current assets of discontinued operations	-	116,460
Total current assets	82,543	127,891

Deferred financing costs, net	10,833	-

Non-current assets of discontinued operations	-	99,092

Total assets	$93,376	$226,983

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$17,021	$39,026
Accrued expenses	211,115	61,340
Convertible notes payable	98,678	280,034
Revolving note from related party	181,016	281,228
Senior convertible notes, net of discount of $83,333	16,667	-
Note payable - director	50,000	-
Current liabilities of discontinued operations	-	156,912
Total current liabilities	574,497	818,540

Warrant liabilities	89,570	-

Commitments and contingencies (Note 8)	-	-

Stockholders' deficiency
Common stock, $.001 par value, 300,000,000 shares authorized, 107,444,654 shares issued and outstanding (24,637,893 at December 31, 2012)	107,445	24,638
Additional paid-in capital	985,803	770,786
Accumulated deficit	(1,663,939)	(1,386,981)
Total stockholders' deficiency	(570,691)	(591,557)

Total liabilities and stockholders' deficiency	$93,376	$226,983

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$-	$-	$-	$-

Costs of revenue	-	-	-	-

Gross loss	-	-	-	-

Operating expenses:
General and administrative	72,855	48,381	251,846	176,290

Operating loss	(72,855)	(48,381)	(251,846)	(176,290)

Other expenses:
Loss from change in fair value of notes payable	-	-	-	(105,009)
Amortization of debt discount and deferred financing costs	(18,834)	-	(18,834)	-
Interest expense	(9,098)	(11,960)	(29,291)	(26,946)
	(27,932)	(11,960)	(48,125)	(131,955)

Loss before income taxes	(100,787)	(60,341)	(299,971)	(308,245)

Income tax provision	-	-	-	-

Loss from continuing operations	(100,787)	(60,341)	(299,971)	(308,245)

Discontinued operations:
Gain from disposal of discontinued operations	-	-	3,839	-
Net (loss) income from discontinued operations	-	(14,281)	19,174	3,131
	-	(14,281)	23,013	3,131

Net loss	$(100,787)	$(74,622)	$(276,958)	$(305,114)

Net loss from continuing operations per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net (loss) income from discontinued operations per share - basic and diluted	0.00	(0.00)	0.00	0.00

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	59,091,710	24,402,620	39,617,780	24,217,418

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(276,958)	$(305,114)
Income from discontinued operations	(23,013)	(3,131)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	17,647	18,847
Change in fair value of notes payable	-	105,009
Amortization of debt discount and deferred financing costs	18,834	-
(Increase) decrease in assets:
Prepaid expenses and other assets	9,661	(1,566)
Increase in liabilities:
Accounts payable and accrued expenses	129,570	27,244
Net cash used by continuing operations	(124,259)	(158,711)
Net cash provided by discontinued operations	7,653	86,515
Net cash used by operating activities	(116,606)	(72,196)

Cash flows from investing activities:
Advances related to a possible business combination	(48,601)	-
Net proceeds from sale of LegalStore.com	74,000	-
Net cash provided by investing activities	25,399	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	10,000
Proceeds from Senior Convertible Notes, net	87,000	-
Proceeds from note payable, director	50,000	-
Net (repayments) borrowings from related party	(13,621)	63,159
Net cash provided by financing activities	123,379	73,159

Net increase in cash	32,172	963

Cash - beginning of period	1,262	808

Cash - end of period	$33,434	$1,771

Cash paid for:
Income taxes	$2,200	$3,800

Non-cash financing activities:
Note payable and accrued interest converted to shares of common stock	$183,156	$50,990
Related party borrowings repaid in shares of common stock	$86,591	$-
Debt discount related to warrant liability and beneficial conversion feature	$100,000	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company has incurred accumulated losses totaling $1,663,939, has a stockholders’ deficiency of $570,691 and has a working capital deficit of $491,954 at September 30, 2013. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management's plans in this regard include, but are not limited to, current discussions and negotiations for a merger with another entity. The Company believes that such a transaction will provide it with business operations and also necessary working capital. In addition, the Company is also in discussion for raising additional financing to execute on some of its current business plans. The Company has an agreement with an Investor for $350,000 of debt financing pursuant to a Senior Convertible Note and has borrowed $100,000 out of this arrangement as of September 30, 2013. In October 2013, the Company borrowed another $50,000 from the Investor. The Company anticipates borrowing additional amounts under this agreement to fund its working capital requirements, however, there is no assurance that it be successful in borrowing such amount. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, revolving note from related party, notes payable - director, convertible notes payable, senior convertible notes payable and warrant liabilities.  Except for senior convertible and convertible notes payable and warrant liabilities, fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature or they are receivable or payable on demand.  The fair value of the revolving note from related party and note payable - director approximate the carrying value of these obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company.  Convertible notes payable and derivative liabilities are measured at their fair value at each reporting period (see Note 4 and Note 6, respectively). As of September 30, 2013, the fair value of the senior convertible notes payable with a face amount of approximately $100,000 had an estimated fair value of approximately $10,000 based on the assumption the notes will not be repaid in cash, and instead were valued based on the amount of equity attainable through conversion to common stock in relation to the investment. Since the underlying assumptions in the fair value measurement are unobservable, the measurement constitutes as a Level 3 input.

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

Debt Discounts - When a convertible feature of conventional convertible debt is issued, the embedded conversion feature is evaluated to determine if bifurcation and derivative treatment is required and whether there is a beneficial conversion feature. When the convertible debt provides for an effective rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any embedded or detachable free standing instruments that were included (common stock warrants). The proceeds allocated to common stock warrants were recorded as a debt discount.

For the Convertible Notes, bifurcation of the embedded conversion feature was not required and the Company recorded the debt discount related to the common stock warrants and the BCF related to senior convertible notes as a debt discount and recorded the senior convertible notes net of the discount related to both the common stock warrants issued and the BCF. Debt discount is amortized to interest expense over the life of the debt. In the case of any conversion prior to the maturity date there will be an unamortized amount of debt discount that relates to such conversion. The pro rata amount of unamortized discount at the time of such conversion is charged to interest expense as accelerated amortization of the discount.

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. During the nine months ended September 30, 2013, the Company recorded $23,013 ($3,131 - 2012) of income from discontinued operations, which yields a de minimis amount of earnings per share on a dilutive basis.

As of September 30, 2013, there were approximately 465,000,000 (36,000,000 - September 30, 2012) shares potentially issuable under convertible debt agreements, options and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the period.

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

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows as of and for the nine months ended September 30, 2013 and 2012.

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

The following table sets forth the carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet were as follows:

December 31,
2012

Cash	$379
Accounts receivable, net	26,641
Inventory	89,440
Current assets of discontinued operations	$116,460

Property and equipment, net	$1,532
Other intangibles, net	97,560
Non current assets of discontinued operations	$99,092

Accounts payable	$92,684
Accrued expenses	64,228
Current liabilities of discontinued operations	$156,912

Discontinued operations were as follows:

	Three Months Ended
	September 30,	September 30,
	2013	2012

Revenue	$-	$120,526
Cost of revenue	-	64,295

Gross Profit	-	56,231

Operating expenses:
Selling, general and administrative	-	70,512

Loss from discontinued operations	$-	$(14,281)

	Nine Months Ended
	September 30,	September 30,
	2013	2012

Revenue	$95,241	$380,243
Cost of revenue	40,535	198,578

Gross Profit	54,706	181,665

Operating expenses:
Selling, general and administrative	35,532	178,534

Income from discontinued operations	19,174	3,131

Gain on disposal of discontinued operations	3,839	-
	$23,013	$3,131

NOTE 4. CONVERTIBLE NOTES PAYABLE

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

During the nine months ended September 30, 2012, the lender elected to partially convert one Note in the original principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted and shares issued was $16,949.

During the nine months ended September 30, 2013, the lender elected to convert one Note fully and another Note partially in the original principal amount of $71,333 and accrued interest of $1,800 into shares of the Company stock and was issued 46,546,165 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted was $181,356.

Subsequent to September 30, 2013, the lender elected to partially convert two Notes in the original principal amount of $13,373 into shares of the Company stock and was issued an aggregate of 23,432,388 shares of common stock by the Company pursuant to the terms of the Note.  The fair value of the debt converted was approximately $35,000 as of September 30, 2013 and the date of conversion. The holder also converted a portion of accrued interest into 1,428,572 shares.

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

As of September 30, 2013, the outstanding original principal of the two remaining Notes amounted to $38,167 ($109,500 - three notes at December 31, 2012). The convertible promissory notes have become due and payable along with any unpaid interest on various dates between May and September 2012. The aggregate outstanding principal, plus unpaid interest, was not paid on the maturity dates. As a result, the outstanding convertible promissory notes are considered to be in default and therefore, due and payable in an amount equal to the Default Sum as defined in the agreement. The Default Sum is equal to 150% of the sum of the unpaid principal, unpaid interest and unpaid default interest, which amounted to approximately $104,000 in aggregate as of September 30, 2013 ($194,000 - December 31, 2012). Further, the default interest rate for the outstanding convertible notes during the default period has increased to 22%.

As of September 30, 2013, based on the average of the three lowest stock prices for the last ten days preceding September 30, 2013, the maximum number of common shares the Notes and accrued interest could be converted into is approximately 79,000,000 shares (31,000,000 - December 31, 2012). When taking account the 4.99% limitation on ownership as of September 30, 2013, the number of shares the holder could covert to at one time is 5,361,488 shares (1,229,431 - December 31, 2012). An increase in the Company's stock price will result in a decreased number of shares the Company would be obligated to issue.

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

Fair value at December 31, 2012	$280,034
Adjustment for conversion	(181,356)
Fair value at September 30, 2013	$98,678

NOTE 5. RELATED PARTY TRANSACTIONS

Revolving Note from Related Party - The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. As effectively amended on September 30, 2012, this credit agreement is in the amount of $282,000, and as further amended on November 5, 2013, this credit agreement now has a maturity date of December 31, 2013. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (6.7% as of September 30, 2013), and is secured by all of the assets of the Company.  Under the terms of the agreement the Company is required to comply with various covenants. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company.

In September 2013, Mr. Meyers requested repayment of $86,591 of the outstanding revolving credit line balance in newly issued common stock of the Company, which the Company’s Board of Directors unanimously approved.  The terms of conversion were established and approved by the Company’s Board of Directors to be the average lowest bid price of the Company’s common stock for the prior ten business days, August 29 through September 12, 2013.  On September 17, 2013, the repayment amount of $86,591 was converted to 36,260,596 shares of common stock.

As of September 30, 2013, the Company was in default of the credit agreement due to a failure to pay interest when due. Mr. Meyers has waived this default through the maturity date. As of September 30, 2013 the revolving credit line had an outstanding balance of $181,016 ($281,228 - December 31, 2012).

For the three months ended September 30, 2013 and 2012, interest expense under this note amounted to $4,456 and $4,641, respectively. For the nine months ended September 30, 2013 and 2012, interest expense under this note amounted to $13,993 and $12,987, respectively. As of September 30, 2013, accrued interest amounted to $53,105 ($39,112 - December 31, 2012), which is included in accrued expenses in the accompanying balance sheet.

Additionally, the Company has begun to record salary expense for Mr. Meyers in the amount of $15,000 per month. As of September 30, 2013, $109,110 of Mr. Meyers’ salary was unpaid and recorded as accrued expenses on the balance sheet. Mr. Meyers did not receive a salary in fiscal year 2012, and no amount was accrued as of December 31, 2012.

Note Payable - Director - On August 29, 2013, the Company borrowed from an individual who is a director of the Company, $50,000 pursuant to a promissory note. The promissory note matures in one year from the date of borrowing and bears interest at 8% per annum.

NOTE 6. SENIOR CONVERTIBLE NOTES

In August 2013, the Company entered into a Securities Purchase Agreement ("SPA") dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP ("Investor") pursuant which the Investor will provide an aggregate of $350,000 financing through senior convertible notes and warrants. The financing and the related terms are dependent on several conditions including the Company's merger with another unaffiliated entity (see Note 8) and the Company effecting certain changes in its capital structure.

With each $50,000 tranche of financing, the Company issues the Investor a Senior Convertible Note for $50,000 (“Senior Note”), a Series A warrant and a Series B warrant (“Warrants”). The borrowing under the Senior Notes are for a term of one year and bear interest at 7% payable in cash or shares of the Company's common stock and provide for an increased in the rate of interest if there is a default as defined in the agreement. The Series A warrant is convertible into 75,000,000 shares of common stock at an exercise price of $0.001 and has a term to expiration of 15 months, and the Series B warrant is convertible into 75,000,000 shares of common stock at an exercise price of $0.0012 and has a term to expiration of 5 years.

The Investor can convert the outstanding principal amount into share of the Company's common stock at a conversion price of $0.001 per share, or 50,000,000 share of common stock for each $50,000 Senior Note issued. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The Investor agreed to restrict its ability to convert the Senior Convertible Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the holder from converting notes payable into common stock after selling shares owned into the market. The warrants issued have a “down round provision” and therefore will be accounted for as derivatives, measured at fair value at each reporting date, and classified as liabilities on the balance sheet.

The Company completed two tranches of financing, on June 18, 2013 (advance made in June 2013, financing formalized in August 2013) and on August 21, 2013. In exchange of $87,000 net proceeds, the Company issued two $50,000 Senior Notes and two sets of Warrants to the Investor. As of September 30, 2013, the Senior Notes had a principal balance of $100,000 and Series A warrants outstanding to purchase 150,000,000 shares of common stock and Series B warrants outstanding to purchase 150,000,000 shares of common stock. As a result of the two financing transaction an issuance of related instruments, the Company does not have adequate share authorized to accommodate conversion or exercise of all outstanding equity instruments.

The Company allocated the $100,000 of proceeds received from the Senior Convertible Notes based on the computed fair values of the debt and warrants issued. The management valued the warrants at fair value of $89,570, representing additional debt discount and warrant liability. Accordingly, the resulting fair value allocated to the debt component of $10,430 was used to measure the intrinsic value of the embedded conversion option of the Senior Convertible Notes Debentures which resulted in a beneficial conversion feature of $10,430 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Senior Notes. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. The aggregate amounts allocated to the warrants and beneficial conversion feature of $100,000 were recorded as a debt discount at the date of issuance and are being amortized over the respective term of each Senior Note. The initial carrying value was $0 after the debt discounts. During the three and nine months ended September 30, 2013, $16,667 of discount has been amortized and recorded as an expense resulting in a carrying value of $16,667 on the Senior Notes at September 30, 2013.

The fair value of the derivate warrant liabilities amounted to $89,750 upon issuance and as of September 30, 2013. The fair value of the Warrants were determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement, and the proceeds received for the issuance of the instruments issued in the transaction with an unrelated party. Due to certain unobservable inputs used in the fair value calculation of the warrants, derivative warrant liabilities are classified as Level 3.

Financing costs of $13,000 paid or payable to third parties associated with the Senior Notes are included in other assets and amortized over the term of the respective debt.

The Company and the Investor have entered into a registration rights agreement covering the registration of common stock underlying the Senior Notes and the Warrants. This agreement imposes a 1% penalty per month after the registration deadline. Management will evaluate this obligation upon final funding of the note but does not expect the amount to be material.

In October 2013, the Company completed a third tranche of financing for net proceeds of $43,500. As a result the Company issued a Senior Note with a principal balance of $50,000, convertible at $0.001 per share, and a Series A warrant to purchase 75,000,000 shares of common stock and Series B warrant to purchase 75,000,000 share of common stock. All terms are consistent with previous financing transactions discussed above.

NOTE 7. STOCKHOLDERS’ DEFICIENCY

On September 12, 2013, the majority of the shareholders of the Company approved by written consent, an amendment to the Company’s Certificate of Incorporation, increasing the number of authorized shares of common stock from 100,000,000 to 300,000,000.  The increase in authorized shares was affected pursuant to a Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on, and effective as of September 17, 2013.

As of September 30, 2013 there were not adequate shares authorized to satisfy the current obligations upon conversion or exercise issued by the Company. Due to the fact there is not an adequate number of shares authorized, all warrants not previously accounted for as derivate warrant liabilities, now become derivative liabilities. However, warrants issued in 2012 and 2011 are significantly out of the money and diluted, therefore, the fair value of these warrants is de minimis.

Outstanding warrant securities consist of the following at September 30, 2013:

		Exercise
	Warrants	Price	Expiration
2011 Common share private placement warrants	2,500,000	$0.30	March 2018
2011 Convertible Notes warrants	16,667	$0.30	June 2014
2012 Private Placements warrants	150,000	$0.15	March to April 2015
2013 Senior Convertible Note A Warrants	150,000,000	$0.001	September to November 2014
2013 Senior Convertible Note B Warrants	150,000,000	$0.0012	June to August 2018

	302,666,667

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is in discussions to acquire an unaffiliated entity (“Target”) through exchange of shares and equity instruments. After the closing of the acquisition, Target's business will be the Company's operations. As of September 2013, the Company has advanced the Target approximately $49,000, which is classified as other current assets in the accompanying balance sheet. The advance is non-interest bearing and does not have a defined maturity date. The transaction is subject to negotiation of a definitive agreement and customary closing conditions, and there is no assurance that the transaction will be completed. In connection with this transaction, the Company expects to recapitalize its equity structure to provide for adequate shares authorized.

The Company and the Target have jointly entered into a term sheet with a financing company (“Lessor”) to provide for equipment lease financing in the aggregate amount of $1 million. The Company and the Target will use this financing to acquire equipment that will be used in direct income producing activities to the Company and the Target.

On about November 1, 2013, the Company and the Target have leased equipment worth approximately $197,000 pursuant to financing by the Lessor. As per the terms of the agreement with the Lessor, the Company and the Target will be obligated to pay $57,202 annually including interest at 9% per annum and also buy the equipment from the Lessor for approximately $86,790 in November 2016. In addition, the Lessor will receive 50% warrant coverage of the funding provided by the Lessor. The warrants will have a term of three years, and the exercise price and number of warrants will be determined by the market price of the Company’s common stock on the date of the transaction with the Target.

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

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows as of and for the three and nine  months ended September 30, 2013 and 2012.

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

After the sale of LegalStore.com and the suspension of SimplyProspects.com, the Company does not have any operations.  The Company intends to explore strategic alternatives including a merger with another entity.  The Company is in discussions to acquire an unaffiliated entity ("Target') through exchange of shares and equity instruments. After the closing of the acquisition, Target's business will be the Company's operations. The transaction is subject to negotiation of a definitive agreement and customary closing conditions, and there is no assurance that the transaction will be completed.

Results of Operations

For the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Operating Expenses

General and Administrative

During the three months ended September 30, 2013, we incurred general and administrative expenses of $72,855 compared to $48,381 incurred during the three months ended September 30, 2012. Our general and administrative expenses during the three months September 30, 2013 increased by $24,474 or 50.6% from the comparable period in 2012. The increase was principally due to executive salaries of $45,000 mainly accrued during the three months ended September 30, 2013. During the nine months ended September 30, 2013, we incurred general and administrative expenses of $251,846 compared to $176,290 incurred during the nine months ended September 30, 2012. Our general and administrative expenses during the nine months ended September 30, 2013 increased by $75,556 or 42.9% from the comparable period in 2012. The increase was principally due to executive salaries of $135,000 mainly accrued during the nine months ended September 30, 2013. Our executives did not receive salaries during 2012. This increase was offset by a decrease in other administrative expenses that primarily related to SimplyProspects.com.

Other Expenses

Interest expense for the three months ended September 30, 2013 decreased by $2,862 or 23.9% compared to interest expense incurred during the three months ended September 30, 2012. The decrease was due to the decreased levels of borrowings pursuant to conversion of debt to common stock. Interest expense for the nine months ended September 30, 2013 increased by $2,345 or 8.7% compared to our interest expense incurred during the nine months ended September 30, 2012. The increases were due to the increased levels of borrowings outstanding during 2013 and due to higher interest rates resulting from defaults of convertible promissory notes. During the nine months ended September 30, 2012, we also incurred a loss of $105,009 associated with the change in the fair value of our convertible promissory notes. There was no change in the fair value of outstanding notes during the three and nine months ended September 30, 2013.

During the three months ended September 30, 2013, we had $18,834 of amortization of debt discount and deferred financing costs related to Senior Convertible Notes and there were no such charge in the comparable period of 2012.

Discontinued Operations

During the three months ended September 30, 2013, we did not have our loss from discontinued operations compared to a loss of $14,281 during the three months ended September 30, 2012. During the nine months ended September 30, 2013, our income from discontinued operations was $23,013, including a gain from disposal of discontinued operations $3,839, compared to an income of $3,131 in 2012. We do not anticipate income from discontinued operations in future periods.

Net Loss

As a result of the foregoing, our net loss for the three months ended September 30, 2013 increased by $26,165 or 35.1% to $100,787 compared to a net loss of $74,622 incurred in 2012. Our net loss for the nine months ended September 30, 2013 decreased by $28,156 or 9.2% to $276,958 compared to a net loss of $305,114 incurred in 2012

Liquidity and Capital Resources

At September 30, 2013, we had a working capital deficiency of $491,954 compared to working capital deficiency of $690,649 at December 31, 2012. The decrease in working capital deficiency was due to sale proceeds received from the sale of LegalStore.com and the elimination of working capital deficiency of LegalStore.com upon its sale and reduction in the borrowings pursuant to conversion of debt into shares of common stock . During the nine months ended September 30, 2013, our operating activities from continuing operations used cash of approximately $124,000 compared to approximately $159,000 used during the nine months ended September 30, 2012.

 During the nine months ended September 30, 2013, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $263,000 of cash, and working capital items provided approximately $139,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and accrued expenses. During the nine months ended September 30, 2012, our operating losses from continuing operation, after adjusting for non-cash items, utilized approximately $184,000 of cash, and working capital items provided approximately $25,000 of cash.

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

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, we had incurred accumulated losses totaling $1,663,939, had a stockholders’ deficiency of $570,691 and had a working capital deficit of $491,954 at September 30, 2013. These factors, among others, indicate that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management's plans in this regard include, but are not limited to, current discussions and negotiations for a merger with another entity. We believe that such a transaction will provide it with business operations and also necessary working capital. In addition, we are also in discussions for raising additional financing to execute on some of our current business plans. We have an agreement with an Investor for $350,000 of debt financing pursuant to a Senior Convertible Note have borrowed $100,000 out of this arrangement as of September 30, 2013. In October 2013, we borrowed another $50,000 from the Investor. We anticipate borrowing additional amounts under this agreement to fund our working capital requirements, however, there is no assurance that we be successful in borrowing such amount. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer also acting as chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013 the Company issued 67,710,033 shares of common stock through the conversion of Convertible Promissory Note and Revolving Note from Related Party pursuant to their terms. During the three months ended September 30, 2013, the Company borrowed $100,000 through the sale of Senior Convertible Notes that can be converted to shares of the Company's common shares at a conversion price of $0.001 and also issued with it an aggregate of 300,000,000 warrants to shares of the Company's common stock at an exercise price ranging between $0.001 and $0.112.

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

The Company did not have the resources to satisfy the demand notice and defaulted on three convertible promissory notes maturing on May 29, 2012, July 5, 2012 and September 5, 2012. The Company has repaid two of the notes through conversion to equity. At the time of this filing, the principal amount due on one remaining note at the default rate, plus accrued interest at the default rate, aggregated to approximately $58,000.  Further, the default interest rate during the default period has increased to 22%.

 Item 4. Mine Safety Disclosures

None.

Item 6.  Exhibits

10.15	Form of Senior Convertible Note
10.16	Securities Purchase Agreement
10.17	Form of Equipment Lease
10.18	Form of Warrant
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET MEDIA SERVICES, INC.

Dated: November 19, 2013	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)