Form 10-Q/A
period 2013-03-31
INTERNET MEDIA SERVICES, INC.
filed 2014-03-21
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 34,615,937 as of May 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET MEDIA SERVICES, INC.

Dated: March 21, 2014	By: /s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)