Form 10-K/A
period 2013-12-31
INTERNET MEDIA SERVICES, INC.
filed 2014-03-21
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒ Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐ Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
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

Securities registered under Section 12(g) of the Act: None

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

INTERNET MEDIA SERVICES, INC.

March 21, 2014	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer (Principal Executive Officer and Principal Financial Officer )

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2014	By:	/s/ Paul Neelin
Paul Neelin Chief Operating Officer and Director

March 21, 2014	By:	/s/ Philip Jones
Philip Jones Director

March 21, 2014	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer )

March 21, 2014	By:	/s/ Alexander Orlando
Alexander Orlando Director

March 21, 2014	By:	/s/ Patrick White
Patrick White Director