Form 10-K
period 2013-12-31
INTERNET MEDIA SERVICES, INC.
filed 2014-04-15
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $150,441 based upon price of such common stock was last sold on June 28, 2013.

As of April 7, 2014, there were 1,353,068,182 shares of Common Stock of Internet Media Services, Inc. outstanding.

INTERNET MEDIA SERVICES, INC.

PART I

ITEM 1 - BUSINESS

Overview

 Internet Media Services, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “IMS.”  We conduct our operations in Santa Monica, California and through March 13, 2013 used an independent warehouse and product fulfillment center in Western New York state.  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.internetmediaservices.com.  Information contained on our websites is not a part of this annual report.

Forward Looking Information

This report contains statements about future events and expectations that are characterized as “forward-looking statements.”  Forward-looking statements are based upon management’s beliefs, assumptions, and expectations.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, and financial condition to be materially different from the expectations of future results, performance, and financial condition we express or imply in such forward-looking statements.  You are cautioned not to put undue reliance on forward-looking statements.  We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Business Developments

On January 7, 2014, we entered into an Exchange of Securities Agreement (“Agreement”) by and between ourselves, U-Vend Canada, Inc. and the shareholders of U-Vend Canada, Inc.  U-Vend Canada, Inc. together with its wholly owned subsidiary, U-Vend USA LLC (collectively, “U-Vend”), is in the business of developing, marketing and distributing co-branded self-serve electronic kiosks, mall/airport co-branding islands, and digital advertising solutions throughout North America.  As of December 31, 2013 U-Vend owned and operated 33 kiosks in the greater Chicago, IL area and markets products supplied by its co-branding partners. The Company expects to place an additional 15 kiosks into service in the greater Chicago, IL early in the second quarter of 2014. Pursuant to the Agreement, we have acquired all of the outstanding shares of U-Vend in exchange for 466,666,667 shares of our common stock.  Certain shareholders of U-Vend Canada, Inc. will also have the ability to earn up to an additional 603,046,666 shares of our common stock subject to certain earn-out provisions more fully described in the Agreement.  The Agreement was approved by a written consent by the majority of the Company's stockholders and by the Company’s Board of Directors (see Subsequent Events Note 10 to the Company’s consolidated financial statements).

On October 8, 2009, we completed an acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an Internet based company that primarily sells legal supplies and legal forms.  Despite sustained efforts from 2009 through 2012 to bring to market our customer relationship solutions product offerings, we were unable to secure the needed funding.  As a result, in early 2013 we elected to change the strategic direction of the Company. On March 13, 2013, the Company entered into a stock sale agreement with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP agreed to pay to the Company total consideration of $210,000 including assumption of operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. The fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded as of December 31, 2012 in the amount of approximately $35,000, net of income tax effect (see Discontinued Operations Note 2 to the Company’s consolidated financial statements).

Employees

As of December 31, 2013, we had one full-time employee, one part-time employee, and two contracted positions.  None of our employees are subject to collective bargaining agreements.

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

We were founded in March 2007, initiated our first operating business in October 2009, exited from our first operating business in March 2013, and acquired our most recent operating business in January 2014.  We have a limited operating history with respect to this or any newly acquired business.  As a result, we may not be able to achieve sustained financial or operational success, given the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market.

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

Any acquisition we make exposes us to risks.

Any acquisition we make carries risks which could result in an adverse effect on our financial condition.  These risks include:

□	diversion of our attention from normal daily operations of our vending business to acquiring and assimilating new businesses;
□	the use of substantial portions of any cash we have available;
□	failure to understand the needs and behaviors of users for a newly acquired business or other product;
□	redundancy or overlap between existing products and services, on the one hand, and acquired products and services, on the other hand;
□	difficulty assimilating operations, technologies, products and policies of acquired businesses; and
□	assuming liabilities, including unknown and contingent liabilities, of acquired businesses.

If we are unable to develop and market new product offerings or fail to predict or respond to emerging trends, our revenue and any profitability will suffer.

Our future success will depend in part on our ability to modify or enhance our product offerings marketed through our vending kiosks to meet user’s demands.  If we are unable to predict preferences or industry changes, or if we are unable to modify our product offerings in a timely manner, we may lose revenue. New products may be dependent upon our ability to enter into new relationship with suppliers, which we may not be able to obtain in a timely manner, upon terms acceptable to us, or at all. We spend significant resources developing and enhancing our product offerings. However, new or enhanced product offerings may not be accepted by users. If we are unable to successfully source and market new product offerings in a timely and cost-effective manner, our revenue and any profitability will suffer.

If we fail to develop and diversify product offerings, we could lose market share.

The market for selling products through vending kiosks has a low barrier to entry which creates a high level of competition.  To remain competitive, we must continue to find, market, and sell new products through our vending kiosks.  The time, expense and effort associated with such development may be greater than anticipated, and any products actually introduced by us may not achieve consumer acceptance. Furthermore, our efforts to meet changing customer needs may require the development or licensing of products at great expense. If we are unable to develop and bring to market additional products, we could lose market share to competitors, which could negatively impact our business, revenues and future growth.

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

We depend on key management, product management, technical and marketing personnel for continued success.

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Paul Neelin, our Chief Operations Officer and Raymond Meyers, our Chief Executive Officer.  Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and marketing personnel in a highly competitive employment market.  As we develop and acquire new products and services, we will need to hire additional employees.  Our inability to attract and retain well-qualified managerial, technical and sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

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

The termination, non-renewal or renegotiation on materially adverse terms of our contracts or relationships with one or more of our significant host locations, product suppliers and partners could seriously harm our business, financial condition and results of operations.

The success of our business depends in large part on our ability to maintain contractual relationships with our host locations in profitable locations.  Our typical host location agreement ranges from one to three years and automatically renews until we or the retailer gives notice of termination.  Certain contract provisions with our host locations vary, including product and service offerings, the commission fees we are committed to pay each host location, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our host locations that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our kiosks occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.

If we cannot execute on our strategy and offer new automated retail products and services.

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to develop, or otherwise provide, new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, however, the complexities and structures of these new businesses could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and managements’ time and focus to invest in other companies offering automated retail services, or we may seek to grow businesses organically, or we may seek to offer new products on our current kiosks.  We may enter into joint ventures through which we may expand our product offerings.  Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our current kiosks, as well as adapt our related networks and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.

As our business expands to provide new products and services, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.

Our industry has in the past been, and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time.  In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us may adversely affect our business, financial condition and results of operations

We are subject to substantial federal, state, local and foreign laws and government regulation specific to our business.

Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to copyright law, access to kiosks in public places, consumer privacy and protection, data protection and information security, taxes, vehicle safety, weights and measures, payment cards and other payment instruments, food and beverages, sweepstakes, and contests. The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business.

In addition, many jurisdictions require us to obtain certain licenses in connection with the operations of our businesses. There can be no assurance that we will be granted all necessary licenses or permits in the future, that current licenses or permits will be renewed or that regulators will not revoke current licenses or permits. Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements may increase, perhaps substantially.

Failure to comply with these laws and regulations could result in, among other things, revocation of required licenses or permits, loss of approved status, termination of contracts, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events, as well as the increased cost of compliance, could materially adversely affect our business, financial condition and results of operations.

If we cannot manage our growth effectively, we could experience a material adverse effect on our business, financial condition and results of operations.

As we begin to scale our business we may make errors in predicting and reacting to relevant business trends, which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations, and we cannot be certain that historical revenue ramps for new kiosks will be sustainable in the future.

This growth may place significant demands on our operational, financial and administrative infrastructure and our management. As our operations grow in size, scope and complexity, we anticipate the need to integrate, as appropriate, and improve and upgrade our systems and infrastructure, both those relating to providing attractive and efficient consumer products and services and those relating to our administration and internal systems, processes and controls.  This integration and expansion of our administration, processes, systems and infrastructure may require us to commit and will continue to cause us to commit, substantial financial, operational and technical resources to managing our business.

Managing our growth will require significant expenditures and allocation of valuable management and operational resources. If we fail to achieve the necessary level of efficiency in our organization, including otherwise effectively growing our business lines, our business, operating results and financial condition could be harmed.

We may not have the ability to pay interest on our Notes, to repurchase the convertible notes upon a fundamental change or to settle conversions of the Notes, as may be required.

If a fundamental change occurs under the indenture governing our Notes, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. In addition, upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we will be required to make cash payments.  Depending on the amount and timing of the payment requirements, we may not have been able to meet all of the obligations relating to Note conversions, which could have had a material adverse effect.

Further, if we fail to pay interest on, carry out the fundamental change repurchase obligations relating to, or make payments (including cash) upon conversion of, the Notes, we will be in default under the indenture governing the Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness.  If the repayment of indebtedness were to be accelerated, including after any applicable notice or grace periods, we may not, among other things, have sufficient funds to repay indebtedness or pay interest on, carry out our repurchase obligations relating to, or make cash payments upon conversion of, the Notes.

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders.

Upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we may be required to deliver shares of our common stock to a converting holder.  If additional shares of our common stock are issued due to conversion of some or all of the outstanding Notes, the ownership interests of existing stockholders would be diluted. Further, any sales in the public market of any shares of common stock issued upon conversion or hedging or arbitrage trading activity that develops due to the potential conversion of the Notes could adversely affect prevailing market prices of our common stock.

Competitive pressures could seriously harm our business, financial condition and results of operations.

The nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns, in markets where we install our kiosks, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our kiosks could be significantly reduced. See the risk factor below entitled, “Events outside of our control, including the current economic environment, has negatively affected, and could continue to negatively affect, consumers’ use of our products and services.”

Our business can be adversely affected by severe weather, natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication loss and terrorist attacks.

A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. While we have taken steps to protect the security of critical business processes and systems and have established certain back-up systems and disaster recovery procedures, any disruptions, whether due to inadequate back-up or disaster recovery planning, failures of information technology systems, interruptions in the communications network, or other factors, could seriously harm our business, financial condition and results of operations.

In addition, our operational and financial performance is a direct reflection of consumer use of and the ability to operate and service our kiosks used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce consumer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our kiosks.

Our failure to meet consumer expectations with respect to pricing our products and services may adversely affect our business and results of operations.

Demand for our products and services may be sensitive to pricing changes. We evaluate and update our pricing strategies from time to time, and changes we institute may have a significant impact on, among other things, our revenue and net income.

We may be unable to attract new host locations, broaden current host relationships, and penetrate new markets and distribution channels.

In order to increase our kiosk installations, we need to attract new host locations, broaden relationships with current host locations, and develop operational efficiencies that make it feasible for us to penetrate low density markets and new distribution channels.  We may be unable to attract host locations or drive down costs relating to the manufacture, installation or servicing of our kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future financial performance could be adversely affected.

Payment of increased fees to host locations or other third party service providers could negatively affect our business results.

We face ongoing pricing pressure from our host locations to increase the commission fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, long-term, non-cancelable contracts, installation of our kiosks in high-traffic, geographic locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made, to our retailers could significantly increase our direct operating expenses in future periods and harm our business.

Events outside of our control, including the current economic environment, have negatively affected, and could continue to negatively affect, consumers’ use of our products and services.

Our consumers’ use of many of our products and services is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With economic uncertainty still affecting potential consumers, we may be impacted by more conservative purchasing tendencies with fewer non-essential products and services purchases during the coming periods if the current economic environment continues. In addition, because our business relies in part on consumers initially visiting host locations to purchase products and services that are not necessarily our products and services, if consumers are visiting retailers less frequently and being more careful with their money when they do, these tendencies may also negatively impact our business.  Further, our ability to obtain additional funding in the future, if and as needed, through equity issuances or loans, or otherwise meet our current obligations to third parties, could be adversely affected if the economic environment continues to be difficult. In addition, the ability of third parties to honor their obligations to us could be negatively impacted, as retailers, suppliers and other parties deal with the difficult economic environment. Finally, there may be consequences that will ultimately result from the current economic conditions that are not yet known, and any one or more of these unknown consequences (as well as those currently being experienced) could potentially have a material adverse effect on our financial condition, operating results and liquidity, as well as our business generally.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our kiosks, our ability to develop and commercialize new products and services, and our ability to successfully integrate acquisitions and other third-party relationships into our operations. Our operating results could fluctuate and may continue to fluctuate based upon many factors, including:

•	fluctuations in revenue generated by kiosk businesses;

•	fluctuations in operating expenses, such as transaction fees and commissions we pay to our host locations;

•	our ability to establish or maintain effective relationships with significant partners, host locations and suppliers on acceptable terms;

•	the amount of service fees that we pay to our host locations;

•	the transaction fees we charge consumers to use our services;

•	the commercial success of our host locations, which could be affected by such factors as general economic conditions, severe weather or strikes;

•	the successful use and integration of assets and businesses acquired or invested in;

•	the level of product and price competition;

•	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;

•	activities of, and acquisitions or announcements by, competitors; and;

•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions and divestitures.

We depend upon third-party manufacturers, suppliers and service providers for our kiosks.

We depend on outside parties to manufacture our kiosks. We intend to continue to expand our installed base of kiosks. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for our kiosks or our manufacturing needs are not met in a timely and satisfactory manner, we may be unable to meet demand due to manufacturing limitations which could seriously harm our business, financial condition and results of operations.

In addition, we rely on third-party service providers for substantial support and service efforts that we currently do not provide directly.  Any failure by us to maintain our existing support and service relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

Risks Related to our Securities

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

·	the trading volume of our shares;
·	the number of securities analysts, market-makers and brokers following our common stock;
·	changes in, or failure to achieve, financial estimates by securities analysts;
·	new products or services introduced or announced by us or our competitors;
·	actual or anticipated variations in quarterly operating results;
·	conditions or trends in our business industries;
·	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
·	additions or departures of key personnel;
·	sales of our common stock; and
·	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Our common stock may be considered “penny stock”, further reducing its liquidity.

Our common stock may be considered “penny stock”, which will further reduce the liquidity of our common stock.  Our common stock is likely to fall under the definition of “penny stock,” trading in the common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock, thereby further reducing the liquidity of our common stock.

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

□	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;
□	All compensation received by the broker-dealer in connection with the transaction;
□	Current quotation prices and other relevant market data; and a Monthly account statements reflecting the fair market value of the securities.

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

As of April 7, 2014 our Board of Directors and our executive officers own approximately 32 percent of our outstanding common stock.  Accordingly, these stockholders, if they act together, will have considerable influence over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of the Company’s internal control over financial reporting in each Annual Report on Form 10-K.

We have identified our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  Due to the material weaknesses in internal control over financial reporting and disclosure controls and procedures, there may be errors in the Company’s financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We have additional common stock and preferred stock available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval.  As of April 7, 2014, there are 1,353,068,182 shares of our common stock outstanding, which exceeds the number of authorized shares of common stock. Further, as of April 7, 2014, there are approximately 5 billion instruments outstanding that can be converted into shares of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

       We lease approximately 3,600 square feet of office and warehouse space at 2475 Devon Road, Elk Grove, IL at a rate of $1,875 per month on a five year lease expiring October 2018.  This location is used to service our self-serve electronic kiosks in the Chicago area.  Our corporate mailing address is 1507 7th Street, Unit 425, Santa Monica, CA 90401.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective on February 25, 2011, our common stock commenced its public listing on the OTC Bulletin Board (OTC: BB), where it trades under the symbol “ITMV”.

The table below sets forth the range of quarterly high and low closing sales prices for our common stock for 2013 and 2012. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ending December 31, 2013

First Quarter	$0.095	$0.008
Second Quarter	$0.032	$0.004
Third Quarter	$0.008	$0.002
Fourth Quarter	$0.002	$0.001

	High	Low
Year ending December 31, 2012

First Quarter	$0.15	$0.04
Second Quarter	$0.04	$0.02
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

The last reported sales price of our common stock on the OTC Bulletin Board on April 7, 2014 was $0.0008.

Issued and Outstanding

Our certificate of incorporation authorizes 600,000,000 shares of Common Stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001. As of April 7, 2014, we had 1,353,068,182 shares of Common Stock, and 0 shares of Preferred Stock issued and outstanding.  As of December 31, 2013 there were not adequate authorized shares to satisfy the current obligations upon conversion or exercise issued by the Company.

Stockholders

As of April 1, 2014, we had approximately 937 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2013 or 2012.  We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. We act as our own warrant agent for our outstanding warrants.

Recent Issuances of Unregistered Securities

Convertible Notes Payable During the three months ended December 31, 2013, the Company issued 101,335,539 shares of common stock through the conversion of Convertible Notes Payable and accrued interest.  The shares of common stock issued in this transaction have not been registered under the Securities Act of 1933, as amended and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Subsequent to December 31, 2013, the Company issued 1,724,138 shares of its common stock upon receipt of a notice of conversion on interest related to the Company’s convertible notes payable.  These common shares were issued in satisfaction of $500 of accrued interest on February 5, 2014 at a conversion rate of $0.00029 per share. The Company has received confirmation by the lender that no amounts of principal or accrued interest remain outstanding at February 5, 2014.

Revolving Note from Related Party On December 16, 2013, the Company issued 98,000,000 shares of common stock at a conversion price of $0.0008 in satisfaction of $80,746 of principal and interest in connection with the conversion of its Related Party Revolving Note Payable. On December 30, 2013, the Company issued 182,475,000 shares of common stock at a conversion price of $0.0008 in satisfaction of $145,980 of principal and interest in connection with the conversion of its Related Party Revolving Note Payable.

These securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.  This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Merger with U-Vend   On January 7, 2014, IMS entered into an Exchange of Securities Agreement (“Agreement”) with U-Vend Canada, Inc. Pursuant to the agreement, IMS acquired all the outstanding shares of U-Vend in exchange for 466,666,667 shares of IMS common stock. Certain shareholders of U-Vend Canada, Inc. will also have the ability to earn up to an additional 603,046,666 shares of IMS common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015.  Effective on January 7, 2104, as a result of the merger, U-Vend became a wholly owned subsidiary of IMS. In connection with the merger, IMS issued on the closing date, its securities to U-Vend’s shareholders in exchange for the common stock owned by U-Vend’s shareholders as follows: an aggregate of 466,666,667 shares of the IMS common stock, par value $0.001 per share (“Common Stock”).  In addition, IMS issued an aggregate of 352,422,184 shares of Common Stock and 822,787,600 warrants to financial advisors as compensation for their services in connection with the transaction contemplated by the merger agreement. The warrants granted to the financial advisors have the following terms: 160 million warrants with a 15 month term and an exercise price of $0.00025, 160 million warrants with a 5 year term and an exercise price of $0.0003, 10 million warrants with a term of 2 years and an exercise price of $0.0012, and 492,787,600 warrants with a term of 2 years and an exercise price of $.000075 per share.

These securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.  This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Senior Convertible Notes Payable issued with Warrants   During the fourth quarter of 2013 and pursuant to the August 2013 Securities Purchase Agreement ("SPA") dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP ("Investor") the Company completed a third ($50,000 in October 2013) fourth ($20,000 in November 2013), and fifth ($30,000 in December 2013), tranche of financing. Total senior convertible notes issued in 2013 of $200,000 face value are convertible ranging from $0.00025 to $0.001 per share. Senior convertible notes payable issued during the fourth quarter include Series A warrants to purchase 525,000,000 shares of common stock and Series B warrants to purchase 525,000,000 shares of common stock. The exercise prices of the Series A warrants range from $0.001 to $0.00025 per share and have a 15 month term from date of grant.  The exercise prices of the Series B warrants range from $0.0012 to $0.0003 per share and have a five year term from date of grant. All terms are consistent with previous financing transactions previously disclosed on the Company’s 3rd quarter 2013 Form 10-Q including a 4.99% beneficial ownership limit of the Company’s common stock.

Subsequent to December 31, 2013 the Company completed a sixth ($50,000 in January 2014), seventh ($25,000 in February 2014), eighth ($25,000 in March 2014) and ninth ($25,000 in April 2014) tranche of financing in connection with the SPA.  Total senior convertible notes issued in the first quarter of 2014 of $125,000 face value are convertible at range from $0.00015 to $0.00025 per share and include Series A warrants to purchase 750,000,000 shares of common stock and Series B warrants to purchase 750,000,000 shares of common stock. The Series A warrants granted in 2014 have an exercise price of $0.00025 per share and have a 15 month term from date of grant. The Series B warrants granted in 2014 have an exercise price of $0.0003 per share and have a five year term from date of grant. All terms are consistent with previous financing transactions previously disclosed on the Company’s 3rd quarter 2013 Form 10-Q including a 4.99% beneficial ownership limit of the Company’s common stock.  As of April 7, 2014 the Company has received $325,000 of the $400,000 SPA.

The Company and the Investor have entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes the Warrants. The Company is required to file a registration statement within 120 days after completion of the acquisition of U-Vend and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company fails to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. Management believes the registration statement will be filed and effective timely, and as of December 31, 2013, the Company has not accrued any amount for potential registration rights penalties.

Capital Lease Obligation with U-Vend In November 2013, IMS and U-Vend jointly entered into an equipment lease agreement with Automated Retail Leasing Partners (“Lessor”) for leased equipment worth approximately $197,000.  The assets and obligations under this agreement are recorded in the accounts of U-Vend, with IMS having joint liability. As per the terms of the agreement, U-Vend is obligated to pay $57,202 annually including interest at 14% per annum and also buy the equipment from the Lessor for approximately $86,790 in November 2016. In addition, the Lessor will receive 50% warrant coverage of the funding provided.  In conjunction with the November 2013 equipment leases financing, the Lessor received 197,250,000 IMS common stock warrants with a term of three years, and an exercise price of $0.0006.  Subsequent to December 31, 2013, the Company issued the Lessor an additional 47,562,211 warrants as consideration for its second draw under the equipment lease agreement. The warrants include a 4.99% beneficial ownership limit of the Company’s common stock.

The Company and the Lessor have entered into a registration rights agreement covering the registration of 110% of common stock underlying the Warrants. The Company is required to file a registration statement within 45 days after completion of the acquisition of U-Vend and meet an effectiveness deadline of 90 days after the closing date of the acquisition, 120 days if the Securities and Exchange Commission provides comment.  If the Company fails to comply with the terms of the registration rights agreement, the Lessor would be entitled to an amount in cash equal to one percent (1%) of the Lessor’s original lease amount on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. Management does not believe that the potential registration rights penalties related to this agreement will be significant.

Warrant Exercise    Subsequent to December 31, 2013, the Company issued 43,000,000 common shares in connection with the exercise of common stock warrants. The Company received $13,600 in proceeds from this warrant exercise. The proceeds of this exercise were used to fund general operations of the Company.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2013.

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

The Company records share based payments under the provisions of ASC 718. Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model on certain assumptions. The Company estimated the expected volatility based on data used by peer group of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following table sets forth information as of December 31, 2013 regarding equity compensation plans under which our equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by securities holders (1)	2,630,000	$0.29	2,370,000

Total	2,630,000		2,370,000

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

Nature of Business

On January 7, 2014, we entered into an Exchange of Securities Agreement (“Agreement”) by and between ourselves, U-Vend Canada, Inc. and the shareholders of U-Vend Canada, Inc.  U-Vend Canada, Inc. together with its wholly owned subsidiary, U-Vend USA LLC (collectively, “U-Vend”), is in the business of developing, marketing and distributing co-branded self-serve electronic kiosks, mall/airport co-branding islands, and digital advertising solutions throughout North America.  As of December 31, 2013 U-Vend owns and operates 33 kiosks in the greater Chicago, IL area and markets products supplied by its co-branding partners.  Pursuant to the Agreement, we have acquired all of the outstanding shares of U-Vend in exchange for 466,666,667 shares of our common stock.  Certain shareholders of U-Vend Canada, Inc. will also have the ability to earn up to an additional 603,046,666 shares of our common stock subject to certain earn-out provisions more fully described in the Agreement.  The Agreement was approved by a written consent by the majority of the Company's stockholders and by the Company’s Board of Directors (see Subsequent Events Note of the Company’s consolidated financial statements.)

On October 8, 2009, we completed an acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an Internet based company that primarily sells legal supplies and legal forms.  Despite sustained efforts from 2009 through 2012 to bring to market our customer relationship solutions product offerings, we were unable to secure the needed funding.  As a result, in early 2013 we elected to change the strategic direction of the Company. On March 13, 2013, the Company entered into a stock sale agreement with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP agreed to pay to the Company total consideration of $210,000 including assumption of operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. The fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded as December 31, 2012 in the amount of approximately $35,000, net of income tax effect (see Note 2 Discontinued Operations of the Company’s consolidated financial statements.)

In accordance with FASB ASC 205-20 “Discontinued Operations-Other Presentation Matters” results of LegalStore.com operations are presented as discontinued operations on the consolidated balance sheets, statements of operations and statements of cash flows.

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company incurred a loss of approximately $387,000 during the year ended December 31, 2013, has incurred accumulated losses totaling approximately $1,774,000, has a stockholders’ deficiency of approximately $329,000 and has a working capital deficit of approximately $131,000 at December 31, 2013. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company needs to raise additional financing to fund the Company’s operations for fiscal year 2014, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

As discussed above, on January 7, 2014, Internet Media Services, Inc. entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend. The Company believes the merger with U-Vend will provide it with business operations and also necessary working capital.  The Company is in discussion for raising additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations: For the Twelve Months Ended December 31, 2013 and December 31, 2012

Revenue
The Company had no revenue from continuing operations in either year ended December 31, 2013 or 2012.

Operating Expenses
Total operating expenses for continuing operations were $339,885 for the year ended December 31, 2013 compared to $242,506 in the prior year.  This reflects an increase in operating costs of 40% resulting from increases in salaries, benefits and professional fees. As the Company transitioned from the disposal of the LegalStore.com in the first quarter of 2013, management has focused its attention on identifying strategic alternatives that resulted in the merger with U-Vend Canada, Inc. in January of 2014. These efforts have resulted in increased professional services and salaries in the process of identifying and evaluating merger and future financing opportunities, including the chief executive’s salary of $180,000, of which $142,608 remained unpaid at year end. During the year ended December 31, 2012 our executives did not receive salaries. The increase was offset by a decrease in other administrative expenses that primarily relate to  product lines that are no longer part of the current business strategy.

Other Expenses
Total other expenses for continuing operations were $68,209 for the year ended December 31, 2013 compared to $142,449 in the prior year, an overall decrease of 52%.  Interest expense for the year ended December 31, 2013 was $35,882 compared to $37,440 in the prior year.  During 2012 additional interest resulted from defaults of convertible promissory notes which were paid off through debt conversions in 2013. During the year ended December 31, 2012, we also incurred a loss of $105,009 associated with the change in the fair value of our convertible promissory notes. During the fourth quarter of 2013, the Company recognized a gain on extinguishment of debt when actual interest liabilities were settled on convertible notes at amounts less than previously accrued in the amount of $31,090.

Discontinued Operations
In 2013 the Company realized net income of $19,174 from the LegalStore.com operations that were sold in the first quarter of 2013. The total purchase price of $210,241 was offset by the net assets and liabilities transferred of $206,402 generating a $3,839 as a gain on the sale of LegalStore.com.  In 2012, our loss from discontinued operations was $37,858, including a write-down of assets associated with the discontinued component of $35,000.

Net Loss
As a result of the foregoing, our net loss for the year ended December 31, 2013 decreased by $39,717 or 9.3% to $387,281 compared to a net loss of $426,998 incurred in 2012.

Liquidity and Capital Resources

At December 31, 2013, we had a working capital deficiency of approximately $131,000 compared to working capital deficiency of approximately $691,000 at December 31, 2012. The decrease in the working capital deficiency was due to reductions in total debt outstanding since December 31, 2012 primarily due to conversion to common stock and new borrowings of $200,000 are recorded net of unamortized discounts of $143,751. During the year ended December 31, 2013, our operating activities from continuing operations used cash of approximately $157,000 compared to approximately $167,000 used during the year ended December 31, 2012.

During the year ended December 31, 2013, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $331,000 of cash, and working capital items provided approximately $198,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and accrued expenses. During the year ended December 31, 2012, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $258,000 of cash, and working capital items provided approximately $53,000 of cash.

During the year ended December 31, 2013, we received $176,500 proceeds from senior convertible notes net of financing costs and $50,000 in proceeds from a related party.  We had a net reduction in outstanding amounts on our revolving credit agreement with a related party, primarily due to a conversion of principal to common stock. During the year ended December 31, 2012, we received $10,500 from a private sale of shares of our common stock and had approximately $67,000 of net additional borrowings from a related party. Further, we were able to reduce notes payable and accrued interest through a conversion to equity in the amount of approximately $51,000.

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, we incurred a loss of approximately $387,000 during the year ended December 31, 2013, have incurred accumulated losses totaling approximately $1,774,000, have a stockholders’ deficiency of approximately $329,000 and have a working capital deficit of approximately $131,000 at December 31, 2013. These factors, among others, indicate that we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To allow us to continue the development of its business plans and satisfy its obligations on a timely basis, we will need to raise additional financing to fund our operations.  Should additional financing not be available, we will have to negotiate with our lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statement for the fiscal year ended December 31, 2013, describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Business Combinations

Business combinations are recorded in accordance with FASB ASC 805 “Business Combinations.” Under the guidance, consideration transferred, including contingent consideration, and the assets and liabilities of the acquired business are recorded at their fair values on the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. FASB ASC 805 requires that for each business combination, one of the combining entities shall be identified as the acquirer and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination.  In a business combination effected primarily by exchanging equity interests, the acquirer is usually is the entity that issues its equity interests. In accordance with FASB ASC 805, if a business combination has occurred, but it is not clear which of the combining entities is the acquirer, U.S. GAAP requires considering additional factors in making that determination.  These factors include the relative voting rights of the combined entity, the composition of the governing body of the combined entity, the composition of senior management in the combined entity and the relative size of the combining entities. Under the guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. The application of business combination accounting requires the use of significant estimates and assumptions.

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company. The senior convertible notes payable are recorded at face amount, net of any unamortized discounts, and have an estimated fair value of approximately $210,000 based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on December 31, 2013, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The convertible notes payable are measured at fair value each reporting period, as further discussed below in “Fair Value of Debt.” The determination of the fair value of the derivative warrant liabilities includes unobservable inputs and is therefore categorized as a Level 3 measurement, as further discussed in below in “Derivative Financial Instruments.”

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 “Fair Value Measurement” establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” and further, the Company does not have adequate shares authorized to accommodate the exercise of all outstanding equity instruments. As a result, the warrants are classified as derivative liabilities for accounting purposes.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The methodology for valuing our outstanding warrants classified as derivative instruments was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Black Scholes valuations using multiple volatility assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include impact of dilution and volatility. Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.

Income Tax

We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The measurement of deferred income tax assets are reduced to the extent of the tax benefits not expected to be realized in the future.  We considered whether it is more likely than not that the tax attributes making up the deferred tax assets will be utilized in the future.  We reviewed the activity that resulted in historical net losses and determined there was not sufficient evidence to support the net deferred tax assets.  Accordingly, we have recorded a valuation allowance that fully offsets our net deferred tax assets.

We review tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position.  We did not have any material unrecognized tax benefit at December 31, 2013 and 2012.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2013 and 2012, we did not recognize any interest and penalties.

Share-Based Payments

We record our common shares issued based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

Discontinued Operations

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheet as of December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows for the years ended December 31, 2013 and 2012.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2013 and 2012 follow Item 14, beginning at page F-1.

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

Our evaluation of internal control over financial reporting includes using the 1992 COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of December 31, 2013, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since

Raymond Meyers	57	Chief Executive Officer, President,	April 2008
		Principal Financial Officer, Treasurer, Secretary and Director

Michael Buechler (1)	41	Former Secretary and Director	June 2009

Paul Neelin (2)	50	Director	January 2014

Alexander A. Orlando	51	Director	April 2008

Patrick White	60	Director	October 2009

Philip Jones	45	Director	October 2009

(1)	Resigned January 7, 2014
(2)	Effective January 7, 2014

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

Michael Buechler was IMS’s Executive Vice President – Web Properties from March 2009 through January 2012 and resigned as Secretary and Director on January 7, 2014.  Mr. Buechler currently holds the position of Director of Product at Dun and Bradstreet Credibility Corp.  Mr. Buechler co-founded Linkbuddies.com banner exchange in 1998 and operated it until it was sold to iBoost, Inc. in 2000.  LinkBuddies was one of the first banner exchanges in the world.  Mr. Buechler was Vice President – Web Properties at eBoz, Inc., an Internet marketing tools company from 2001 until its sale to Web.com (formerly Website Pros, Inc.) in 2005.  From 2005 to 2008, he was employed by Web.com as Director – Product Strategy and was responsible for product strategy for this NASDAQ listed web services company.  Mr. Buechler has a thorough understanding of our business and industry and has been instrumental in our development.

Paul Neelin  founded U-Vend Canada Inc. in 2009 and was subsequently acquired by Internet Media Services, Inc.  in January 2014.  Mr. Neelin serves as the Company’s Chief Operations Officer and is responsible for approving new product development, assisting in strategic acquisitions, managing brand partner relationships, and overseeing national and international growth.  He offers a unique blend of executive acumen with over 30 years of entrepreneurial experience with several successful ventures. These include food and beverage design businesses and operations as both a franchisee and franchisor.  He was the Founder of a design and manufacturing company that designed and developed a series of mobile trailers taking brands to non-traditional venues.  Mr. Neelin successfully developed mobile trailers for McDonald's worldwide (Japan, Amsterdam, three Walt Disney Parks). Mobile trailers and carts were also designed for Coca-Cola, Kodak, Mr. Sub, Hagen Daz, and Labatt's breweries.  He was instrumental in laying the groundwork for the establishment of U-Vend. Having a strategic vision of modernizing vending, Mr. Neelin worked with several kiosk manufacturing companies testing various makes and models of kiosks before deciding and insisting on North American made equipment only. This standard is currently being used and will continue to be one of U-Vend’s core values moving forward. We believe that as a result of his service as the Founder of U-Vend Canada Inc., Mr. Neelin possesses invaluable historical knowledge and operational expertise, and therefore should serve on our board.

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

ITEM 11 - EXECUTIVE COMPENSATION

As of December 31, 2013 there was no employment agreement with our executive officer, Mr. Meyers.  The Company entered into an employment agreement with Mr. Meyers on January 7, 2014. We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer and acting Chief Financial Officer, and our former Executive Vice-President, also referred to herein as our “named executive officers,” for the fiscal years ended December 31, 2013and 2012.  Mr. Meyers earned a salary of $180,000 per annum for the calendar year 2013 of which $37,392 was paid during the year and $142,608 was earned but unpaid at December 31, 2013. No compensation was paid to or deferred for Mr. Meyers in the year ended 2012.  No compensation was paid or deferred for Mr. Buechler in the years ended 2013 or 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Raymond J Meyers,	2013	$180,000	$-	$-	$-	$-	$180,000
Chief Executive Officer, acting Chief Financial Officer	2012	$-	$-	$-	$-	$-	$-

Michael Buechler,	2013	$-	$-	$-	$-	$-	$-
Former Executive Vice President	2012	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	(Exercisable)	(Un-exercisable)

Michael Buechler	333,334	166,666 (1)	$0.30	7/21/2016
Raymond Meyers	333,334	166,666 (1)	$0.30	7/21/2016

(1)	Vest pro-ratably in equal installments on July 22, 2012, July 22, 2013 and July 22, 2014, respectively.

Director Compensation

Our non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.  In order to attract and retain qualified persons to our Board, in July 2011, we granted our non-employee directors stock options through our Equity Incentive Plan.  Each non-employee director received 500,000 stock options at a strike price of $0.30, vesting equally over a three year period, and with an expiration date of ten years from date of grant. Directors were not compensated during the year ended December 31, 2013 or 2012.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, shareholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors.  Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan.  The Plan will be administered by our full Board of Directors.  Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.  As of December 31, 2013, the Company has 2,630,000 options outstanding under the Plan to employees, directors and outside consultants.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the April 7, 2014, there are 1,353,068,182 shares of common stock outstanding.  This number and the table below do not include the 603,046,666 shares that are contingently issuable to U-Vend shareholders subject to certain earn-out provisions. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of April 7, 2014 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 1507 7th Street, #425, Santa Monica, CA 90401.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage Beneficially Owned
Executive officers and directors
Raymond J. Meyers (1)	404,115,126	29.9%
Paul Neelin (2)	34,554,937	2.6%
Patrick White (3)	83,996,500	5.8%
Philip Jones (1)	343,639	*
Alexander A. Orlando (1)	334,499	*
All executive officers and directors
as a group (five persons)	523,344,701	36.4%

Greater than 5% stockholders

Bohlen Enterprises LLC (4)	71,779,422	5.3%
2800 Middle Country Road
Lake Grove, NY 11755

Greg Hogarth (5)	133,333,340	9.3%
312 Grays Road, PO Box 56013, Fiesta RPO2
Stoney Creek, Ontario, Canada L8G-5C9

*Less than 1%

(1)  Includes 333,334 shares issuable upon exercise of options.
(2)  Does not include Mr. Neelin’s percentage of any shares issuable under certain earn-out provisions of the Agreement.  The maximum number of shares issuable under the earn-out provisions is 603,046,666, with Mr. Neelin entitled to fifty percent of the final issuable total.  The remaining fifty percent of the shares issued under the earn-out provisions will be issued to Ms. Diane Hope.  This amount also does not include any shares that would be transferred to Mr. Neelin in the event of forfeiture by Dave Young.  Mr. Young has 34,000,758 issued and outstanding shares that are subject to a three year vesting schedule through 2017.  Any shares not vested are transferable to Mr. Neelin.
(3)  Includes 333,334 shares issuable upon exercise of options, 41,666,600 issuable upon exercise of warrants and 41,666,600 issuable upon conversion of convertible debt.
(4)  Includes 2,500,000 shares issuable upon exercise of warrants. Mr. Stephen Bohlen makes the investment decisions on behalf of Bohlen Enterprises LLC.
(5)  Includes 80,000,000 shares issuable upon exercise of warrants.

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement allows borrowings up to $282,000, and has been amended to extend the agreement through June 30, 2014. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (6.6% as of December 31, 2013), and is secured by all of the assets of the Company.

During the year ended December 31, 2013, Mr. Meyers converted $260,212 and $53,104, respectively of principal and accrued interest outstanding into 316,735,596 shares of the Company’s common stock. In accordance with the revolving credit agreement, the outstanding interest and principal on the dates on conversion were converted at a price per share that reflected the average lowest bid price of the Company’s common stock for the prior ten days.

As of December 31, 2013 the revolving credit line had no outstanding balance ($281,228 - December 31, 2012).  For the years ended December 31, 2013 and 2012, interest expense under this note amounted to $16,926 and $17,814, respectively. As of December 31, 2013, accrued interest amounted to $2,934 ($39,112 - 2012), which is included in accrued expenses in the accompanying balance sheet. Under the terms of the agreement the Company is required to comply with various covenants. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit and review services for the fiscal years ended December 31, 2013 and 2012 were $44,000 and $36,000, respectively.  For the year ended December 31, 2013 and 2012, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed for other related services, which are associated with filing requirements related to the Company’s acquisition of U-Vend, by our principal accountant, Freed Maxick CPAs, P.C. for the years ended December 31, 2013 and 2012 were $3,500 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns, including, in 2013, the tax treatment related to the sale of LegalStore.com during the years ended December 31, 2013 and 2012 were $6,750 and $3,900, respectively.

All Other Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2013 and 2012 were $0 and $0, respectively.

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

3.1
Certificate of Incorporation dated March 26, 2007, as amended by Certificate of Amendment dated October 4, 2010 (incorporated by reference to the Company’s Form 8-K (file number 333-165972) filed on October 7, 2010).
*

3.2	By-laws, as amended (incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file number 333-165972) filed on April 9, 2010).	*

10.1
Premise lease agreement dated January 13, 2010 with SC Sunrise LLC for 1434 6th. Street, Unit 9, Santa Monica, CA (incorporated by reference from Company’s Registration Statement on Form S-1 (file number 333-165972) dated April 9, 2010).
*

10.2	Agreements dated October 8, 2009 with Document Security Systems (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.3
Credit Facility Agreement, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).
*

10.4
Security Agreement, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).
*

10.5
Secured Promissory Note, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).
*

10.6
Secured Promissory Note 2, dated June 30, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated July 26, 2010).
*

10.7	Form of Warrant to Purchase Common Stock of Internet Media Services, Inc. dated March 17, 2011 (file number 333-165972).	*

10.8	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated August 26, 2011 (file number 333-165972, filed September 8, 2011).	*

10.9	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated October 3, 2011 (file number 333-165972, filed October 17, 2011).	*

10.10	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc dated December 1, 2011 (file number 333-165972, filed December 16, 2011).	*

10.11	Asset Purchase Agreement by and between Internet Media Services, Inc. and Enthusiast Media holdings, Inc. dated March 7, 2012 (file number 333-165972, filed March 13, 2012).	*

10.12	Form of Internet Media Services, Inc. 2011 Equity Incentive Plan dated July 26, 2011 (file number 333-165972, filed July 27, 2011).	*

10.13	Stock Purchase Agreement by and among Western Principal Partners LLC, Internet Media Services, Inc and Raymond Meyers dated March 8, 2013 (file number 333-165972, filed March 19, 2013).	*

10.14	September 17, 2013 Debt Conversion Agreement between Internet Media Services, Inc. and Raymond Meyers (file number 333-165972) dated September 23, 2013)	*

10.15	Form of Senior Convertible Note – Cobrador Multi-Strategy Partners, LP (file number 333-165972) dated November 19, 2013)	*

10.16	Securities Purchase Agreement – Cobrador Multi-Strategy Partners, LP (file number 333-165972) dated November 19, 2013)	*

10.17	Form of Equipment Lease – Automated Retail Leasing Partners (file number 333-165972) dated November 19, 2013).	*

10.18	Form of Warrant Agreement – Cobrador Multi-Strategy partners, LP (file number 333-165972) dated November 19, 2013).	*

10.19	Employment Agreement between Internet Media Services, Inc and Raymond Meyers (file number 333-165972) dated January 13, 2014).	*

10.20	November 30, 2012 Audited Financial Statements of U-Vend Canada, Inc. (file number 333-165972) dated January 13, 2014).	*

10.21	August 31, 2013 Unaudited Interim Financial Statements of U-Vend Canada, Inc. (file number 333-165972) dated January 13, 2014).	*

10.22	November 30, 2013 Audited Financial Statements of U-Vend Canada, Inc (file number 333-165972) dated March 21, 2014)	*

10.23	Summary of Unaudited Pro Forma Combined Financial Statements (file number 333-165972) dated March 21, 2014)	*

10.24	January 7, 2014 Agreement Concerning Exchange of Securities by and among Internet Media Services, Inc. and U-Vend Canada Inc. and the Security Holders of U-Vend Canada, Inc.	**

10.25	January 7, 2014 Employment Agreement between Internet Media Services, Inc and Paul Neelin.	**

10.26	April 4, 2013 National Securities Financial Advisor Agreement between U-Vend, Inc. and National Securities Corp.	**

10.27	Form of Warrant Agreements between National Securities Corp. and Internet Media Services, Inc.	**

10.28	Form of Warrant Agreement between Automated Retail Leasing Partners and Internet Media Services, Inc.	**

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

*	Previously filed

**	Filed herewith

INTERNET MEDIA SERVICES, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Deficiency	F-5

Statements of Cash Flows	F-6

Notes to the Consolidated Financial Statements	F-7 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Internet Media Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Internet Media Services, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Media Services, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Internet Media Services, Inc. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Internet Media Services, Inc. and Subsidiaries has suffered recurring losses from operations since inception and, as of December 31, 2013, has negative working capital and a stockholders’ deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York
April 15, 2014

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	As of

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$14,620	$1,262
Prepaid expenses and other assets	4,114	10,169
Receivable from U-Vend, Canada, Inc.	162,536	-
Current assets of discontinued operations	-	116,460
Total current assets	181,270	127,891

Deferred financing costs, net	16,333	-

Non-current assets of discontinued operations	-	99,092

Total assets	$197,603	$226,983

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$35,192	$39,026
Accrued expenses	28,032	61,340
Accrued salary - officer	142,608	-
Note payable - director	50,000	-
Senior convertible notes, net of discount of $143,751	56,249	-
Convertible notes payable	-	280,034
Revolving note from related party	-	281,228
Current liabilities of discontinued operations	-	156,912
Total current liabilities	312,081	818,540

Warrant liabilities	214,609	-

Commitments and contingencies (Note 9)	-	-

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares
authorized, 489,255,193 shares issued and outstanding (24,637,893 - 2012)	489,255	24,638
Additional paid-in capital	955,920	770,786
Accumulated deficit	(1,774,262)	(1,386,981)
Total stockholders' deficiency	(329,087)	(591,557)

Total liabilities and stockholders' deficiency	$197,603	$226,983

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31, 2013	December 31, 2012

Revenue	$-	$-

Operating expenses:
Salaries and benefits	220,421	73,716
Professional fees	65,780	47,219
Other	53,684	121,571
	339,885	242,506

Operating loss	(339,885)	(242,506)

Other income (expenses):
Loss from change in fair value of notes payable	-	(105,009)
Amortization of debt discount and deferred financing costs	(63,417)	-
Interest expense	(35,882)	(37,440)
Gain on extinguishment of debt	31,090	-
	(68,209)	(142,449)

Loss before income taxes	(408,094)	(384,955)

Income tax provision	(2,200)	(4,185)

Loss from continuing operations	(410,294)	(389,140)

Discontinued operations:
Gain from disposal of discontinued operations	3,839	-
Net income (loss) from discontinued operations	19,174	(2,858)
Write-down of assets associated with a discounted component, net of income tax effect	-	(35,000)
	23,013	(37,858)

Net loss	$(387,281)	$(426,998)

Net loss from continuing operations per share- basic and diluted	$(0.01)	$(0.02)

Net income (loss) from discontinued operations per share- basic and diluted	0.00	(0.00)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	71,373,884	24,313,958

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

			Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance at December 31, 2011	23,821,000	$23,821	$685,317	$(959,983)	$(250,845)

Issuance of common stock and warrants for cash	200,000	200	10,300	-	10,500
Stock-based compensation expense	-	-	24,796	-	24,796
Shares issued upon conversion of convertible notes and accrued interest	616,893	617	50,373	-	50,990
Net loss	-	-	-	(426,998)	(426,998)
Balance at December 31, 2012	24,637,893	24,638	770,786	(1,386,981)	(591,557)

Stock-based compensation expense	-	-	23,496	-	23,496
Shares issued upon conversion of convertible notes and accrued interest	464,617,300	464,617	130,533	-	595,150
Beneficial conversion feature on senior convertible notes	-	-	31,105	-	31,105
Net loss	-	-	-	(387,281)	(387,281)
Balance at December 31, 2013	489,255,193	$489,255	$955,920	$(1,774,262)	$(329,087)

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(387,281)	$(426,998)
(Income) loss from discontinued operations	(23,013)	37,858
Adjustments to reconcile net loss to netcash used by operating activities:
Stock based compensation	23,496	24,796
Amortization of debt discount and deferred financing costs	63,417	-
Gain on extinguishment of debt	(31,090)	-
Change in provisions for deferred tax liability	-	541
Impairment of property and equipment	-	38,200
Loss from change in fair value of notes payable	-	105,009
(Increase) decrease in assets:
Prepaid expenses and other assets	6,055	(222)
Increase in liabilities:
Accounts payable and accrued expenses	48,851	53,410
Accrued salary - officer	142,608	-
Net cash used by continuing operations	(156,957)	(167,406)
Net cash provided by discontinued operations	7,653	90,621
Net cash used by operating activities	(149,304)	(76,785)

Cash flows from investing activities:
Advances to U-Vend Canada, Inc.	(116,822)	-
Net proceeds from sale of LegalStore.com	74,000	-
Net cash used by investing activities	(42,822)	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	10,500
Proceeds from senior convertible notes, net of financing costs	176,500	-
Proceeds from notes payable - director	50,000	-
Net (repayments) borrowings on revolving note from related party	(21,016)	66,739
Net cash provided by financing activities	205,484	77,239

Net increase in cash	13,358	454

Cash - beginning of year	1,262	808

Cash - end of year	$14,620	$1,262

Cash paid for :
Income taxes	$2,200	$3,400
Interest	$1,711	$-

Non-cash financing activities:
Note payable and accrued interest converted to shares of common stock	$599,051	$50,990
Debt discount related to warrant liability and beneficial conversion feature	$200,000	$-
Derivative warrant liability issued for equipment leasing	$45,714	$-

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOILDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – On January 7, 2014, Internet Media Services, Inc. (“Company”) entered into an Exchange of Securities Agreement (“Agreement”) by and between ourselves, U-Vend Canada, Inc. and the shareholders of U-Vend Canada, Inc.  U-Vend Canada, Inc. together with its wholly owned subsidiary, U-Vend USA LLC (collectively, U-Vend), is in the business of developing, marketing and distributing co-branded self-serve electronic kiosks, mall/airport co-branding islands, and digital advertising solutions throughout North America.  As of December 31, 2013, U-Vend owned and operated 33 kiosks in the greater Chicago, IL area and markets products supplied by its co-branding partners. U-Vend expects to place 15 additional kiosks into service early in the second quarter of 2014.  Pursuant to the Agreement, we have acquired all of the outstanding shares of U-Vend in exchange for 466,666,667 shares of our common stock.  U-Vend Canada, Inc. will also have the ability to earn up to an additional 603,046,666 shares of our common stock subject to certain earn-out provisions more fully described in the Agreement.  The Agreement was approved by a written consent by the majority of the Company's stockholders and by the Company’s Board of Directors. (See Note 10 Subsequent Events)

On October 8, 2009, the Company completed an acquisition in the legal vertical market through the purchase of the assets and assumption of certain liabilities of LegalStore.com.  LegalStore.com is an Internet based company that primarily sells legal supplies and legal forms.  Despite sustained efforts from 2009 through 2012 to bring to market our customer relationship solutions product offerings, the Company was unable to secure the needed funding.  As a result, in early 2013 the Company elected to change the strategic direction of the Company. On March 13, 2013, the Company entered into a stock sale agreement with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP agreed to pay to the Company total consideration of $210,000 including assumption of operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. The fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was estimated as on December 31, 2012 in the amount of $35,000, net of income tax effect and a gain of $3,839 was recorded during the year ended December 31, 2013 (See Note 2 Discontinued Operations).

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 205-20 “Discontinued Operations-Other Presentation Matters” results of LegalStore.com operations are presented as discontinued operations on the consolidated balance sheets, statements of operations and statements of cash flows.

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company incurred a loss of approximately $387,000 during the year ended December 31, 2013, has incurred accumulated losses totaling approximately $1,774,000, has a stockholders’ deficiency of approximately $329,000 and has a working capital deficit of approximately $131,000 at December 31, 2013. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company needs to raise additional financing to fund the Company’s operations for fiscal year 2014, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

As discussed above, on January 7, 2014, Internet Media Services, Inc. entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend. The Company believes the merger with U-Vend will provide it with business operations and also necessary working capital.  The Company is in discussion for raising additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation - The consolidated financial statements include the accounts of Internet Media Services, Inc. and the discontinued operations of its wholly-owned subsidiary (LegalStore.com, Inc.). All intercompany balances and transactions have been eliminated in consolidation. (See Note 10 Subsequent Events)

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.

Income Taxes - The Company accounts for income taxes with the recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized in the immediate future.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2013 or 2012. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.

Common Shares Issued - As of December 31, 2013 there were not adequate authorized shares to satisfy the current obligations upon conversion or exercise issued by the Company. Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

Preferred Stock Authorized - The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2013 and 2012, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company. The senior convertible notes payable are recorded at face amount, net of any unamortized discounts, and have an estimated fair value of approximately $210,000 based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on December 31, 2013, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The convertible notes payable are measured at fair value each reporting period, as further discussed in Note 4. The determination of the fair value of the derivative warrant liabilities includes unobservable inputs and is therefore categorized as a Level 3 measurement, as further discussed in Note 6.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 “Fair Value Measurement” establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of December 31, 2013, there were not adequate authorized shares to satisfy the current obligations upon conversion or exercise issued by the Company. As of December 31, 2013, there were 1,604,270,805 (36,704,425 - 2012)  shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the year.

Subsequent to December 31, 2013, the Company issued approximately 819,000,000 shares related to its acquisition of U-Vend, including advisor fee shares, approximately 603,000,000 contingently issuable shares in conjunction with the U-Vend acquisition, and instruments convertible into approximately 3,300,000,000 shares (see Notes 3, 9, 10). Of the convertible instruments issued subsequent to year end, 43,000,000 were converted to common shares.

Derivative Financial Instruments - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” and further, the Company does not have adequate shares authorized to accommodate the exercise of all outstanding equity instruments. As a result, the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.

Share-Based Compensation Expense - The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Stock Compensation.” This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

As a result of the board of directors committing to a plan to sell LegalStore.com prior to December 31, 2012, the related assets and liabilities are considered to be held for sale and are presented as discontinued operations on the balance sheet as of December 31, 2012. In accordance with FASB ASC 205-20 “Discontinued Operations” the Company has presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows for the years ended December 31, 2013 and 2012.

The following table sets forth information regarding calculation of the gain recognized from the sale of LegalStore.com:

Net cash proceeds after brokerage fee of $21,000	$74,000
LegalStore.com liabilities assumed	136,241
Total purchase price	210,241

LegalStore.com assets	206,402

Gain on sale	$3,839

The following table sets forth the carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of December 31, 2012:

Cash	$379
Account receivable, net	26,641
Inventory	89,440
Current assets of discontinued operations	$116,460

Property and equipment, net	$1,532
Other intangibles, net	97,560
Noncurrent assets of discontinued operations	$99,092

Accounts payable	$92,684
Accrued expenses	64,228
$156,912

Discontinued Operations for the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012

Revenue	$95,241	$511,283
Cost of revenue	40,535	276,617
Gross profit	54,706	234,666
Operating expenses	35,532	237,524
Net income (loss) from discontinued operations	19,174	(2,858)
Write-down of assets associated with a discontinued component, net of taxes	-	(35,000)
Gain on disposal of discontinued operations	3,839	-
	$23,013	$(37,858)

NOTE 3. SENIOR CONVERTIBLE NOTES

In August 2013, the Company entered into a Securities Purchase Agreement ("SPA") dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP ("Investor") pursuant to which the Investor will provide an aggregate of $400,000 financing through senior convertible notes and warrants. The financing and the related terms are dependent on several conditions including the Company's merger with U-Vend, which was completed on January 7, 2014 (see Note 10), and the Company effecting certain changes in its capital structure.

During the third and fourth quarters of 2013, the Company issued five senior convertible notes ("Senior Convertible Notes") to the Investor in the aggregate principal amount of $200,000 along with Series A and Series B warrants ("Warrants") to the Investor to acquire shares of common stock in the Company. The SPA, Senior Convertible Notes, Warrants and other ancillary agreements with the Investor are referred to as the “Financing Agreement.” Each Senior Convertible Note under the Financing Agreement is for a term of one year and bears interest at 7% payable in cash or shares of the Company's common stock, and provides for an increase in the rate of interest if there is a default as defined in the Financing Agreement.

The Investor can convert $150,000 of outstanding principal into shares of the Company's common stock at a conversion price of $0.001 per share, and $50,000 of outstanding principal amounts into shares of the Company’s common stock at $0.00025 per share, subject to an adjustment with a minimum adjusted conversion price of $0.00015 per share. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The Investor agreed to restrict its ability to convert the Senior Convertible Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the holder from converting notes payable into common stock after selling shares owned into the market. As of December 31, 2013, the Senior Convertible Notes were convertible into 350,000,000 shares of common stock, without taking into account the 4.99% limitation on ownership.

Through December 31, 2013, the Company issued the Investor an aggregate 525 million Series A warrants and 525 million Series B warrants.  The Series A warrants have exercise prices ranging from $0.001 to $0.00025 and the Series B warrants have exercise prices ranging from $0.0012 to $0.0003.  Series A warrants expire in 15 months from the date of issuance and series B warrants expire in five years from the date of issuance.

The Company allocated the $200,000 of proceeds received from the Senior Convertible Notes based on the computed fair values of the Senior Convertible Note and Warrants issued. The Company valued the Warrants at fair value of $168,895 after reflecting additional debt discount and warrant liability. Accordingly, the resulting fair value allocated to the debt component of $31,105 was used to measure the intrinsic value of the embedded conversion option of the Senior Convertible Notes, which resulted in a beneficial conversion feature of $31,105 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Senior Convertible Notes. The aggregate amounts allocated to the warrants and beneficial conversion feature of $200,000 were recorded as a debt discount at the date of issuance and are being amortized to interest expense over the term of Senior Convertible Notes under the interest method of accounting. The initial carrying value was $0 after the debt discounts. As of December 31, 2013, the Senior Convertible Notes had a face value of $200,000 net of unamortized debt discounts of $143,751, resulting in a carrying amount of $56,249. During the year ended December 31, 2013, $56,249 of discount has been amortized and recorded as interest expense.

The Warrants issued have a “down round provision” and further, the Company does not have adequate shares authorized to accommodate the exercise of all outstanding equity instruments. As a result, the Warrants are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of these warrants was measured at $168,895 upon issuance and at December 31, 2013. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Black Scholes valuations using multiple volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

Financing costs of $23,500 paid or payable to third parties associated with the Senior Convertible Notes are included in deferred financing costs on the balance sheet, and are amortized to interest expense over the one year term of the respective Senior Convertible Note.

The Company and the Investor have entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes the Warrants. The Company is required to file a registration statement within 120 days after completion of the acquisition of U-Vend and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company fails to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. Management believes the registration statement will be filed and effective timely, and as of December 31, 2013, the Company has not accrued any amount for potential registration rights penalties.

Subsequent to December 31, 2013, the Company borrowed an additional $125,000 at a conversion price of $0.00025 pursuant to the SPA and issued the Investor 750 million Series A warrants with an exercise price of $0.00025 per share and 750 million Series B warrants with an exercise price of $0.0003 per share under previously described terms.

NOTE 4. NOTES PAYABLE

During 2011, the Company issued three Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $117,500. The Notes, which are due on various dates between May and September, 2012, bear interest at the rate of 8% per annum, with a provision for additional interest under certain circumstances, are unsecured and are convertible into shares of the Company's common stock at the election of lender at any time after 180 days from the date of the Note issuance at a conversion price equal to a 41% discount (for two Notes) or 42% discount (for one Note) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lender agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. On March 2, 2012, the lender elected to partially convert one Note in the principal amount of $8,000 into shares of the Company stock and was issued 338,983 shares of common stock by the Company pursuant to the terms of the Note. The fair value of the note converted and shares issued was $16,949.

As of December 31, 2012, the outstanding principal of the three Notes amounted to $109,500 and the maximum number of common shares the note could be converted into based on 4.99% of the outstanding shares was 1,229,431 shares. As of December 31, 2012 the three convertible promissory notes had become due and payable along with any unpaid interest on various dates between May and September 2012. The aggregate outstanding principal of $109,500 plus unpaid interest had not been paid on the maturity dates. As a result, the three convertible promissory notes are considered to be in default and therefore, due and payable in an amount equal to the Default Sum as defined in the agreement. The Default Sum is equal to 150% of the sum of the unpaid principal, unpaid interest and unpaid default interest, which amounted to $193,954 in aggregate as of December 31, 2012. Further, the default interest rate for the three convertible notes during the default period was increased to 22%. On November 7, 2012, the Company received a demand notice requesting payment for the Default Sum owed together with all unpaid interest. During the year ended December 31, 2013, the lender elected to convert all Convertible Promissory Notes principal amount, plus default sum and accrued interest aggregating to $285,734 into shares of the Company’s common stock. As a result, 147,881,704 shares of common stock were issued by the Company in 2013 pursuant to the terms of the Convertible Promissory Notes.

As of December 31, 2013 all outstanding principal on the Notes had been satisfied through conversion to common stock. All outstanding accrued interest on the Notes was converted into common stock during the first quarter of 2014.

Under FASB ASC 480 “Distinguishing Liabilities from Equity,” the Company determined the Notes are liabilities reported at fair value because the Notes will be convertible into a variable number of common shares at fixed monetary amount, known at inception. The Notes are to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the Notes is measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates. Management has determined that the most likely outcome will be conversion at the default sum and the fair value of the Notes is equal to the estimated fair value of equity securities the Company will issue upon conversion. The fair value measurement is classified as a Level 3 in the valuation hierarchy. The following table is a roll forward of the Notes fair value:

Fair value as of December 31, 2011	$223,224
Changes in fair value and adjustment for default provision	105,009
Adjustments for conversion	(48,199)
Fair value as of December 31, 2012	280,034
Adjustments for conversion	(280,034)
Fair value as of December 31, 2013	$-

NOTE 5. REVOLVING NOTE FROM RELATED PARTY

Revolving Credit Agreement
The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement allows borrowings up to $282,000, and has been amended to extend the agreement through June 30, 2014. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR (6.6% as of December 31, 2013), and is secured by all of the assets of the Company.

In September 2013, Mr. Meyers requested payment of $86,591 of the outstanding revolving credit balance in newly issued common stock of the Company, which the Company’s Board of Director’s approved.  The terms of the conversion were established and approved by the Company’s Board of Directors to be the average lowest bid price of the Company’s common stock on the prior ten business days.  On September 17, 2013, the repayment amount of $86,591was converted to 36,260,596 shares.  On December 16 and December 30, 2013, Mr. Meyers converted $80,746 and $145,980, respectively of principal and accrued interest outstanding to shares of the Company’s common stock in accordance with the revolving credit agreement.  The outstanding interest and principal at these dates were converted at $0.0008 per share, which reflected the average lowest bid price of the Company’s common stock for the prior ten days as prescribed in the agreement.  As a result, an aggregate of 280,475,000 common shares were issued to Mr. Meyers in connection with these conversions.

As a result of the conversions, as of December 31, 2013 the revolving credit line had no outstanding balance ($281,228 - December 31, 2012).  Future borrowings wil be at the descretion of Mr. Meyers.  For the years ended December 31, 2013 and 2012, interest expense under this note amounted to $16,926 and $17,814, respectively. As of December 31, 2013, accrued interest amounted to $2,934 ($39,112 - 2012), which is included in accrued expenses in the accompanying balance sheet. Under the terms of the agreement the Company is required to comply with various covenants. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company.

Accrued Salary – Mr. Meyers
During 2013, the Company recorded salary expense for Mr. Meyers in the amount of $15,000 per month, as approved by the Company’s board of directors.  As of December 31, 2013, $142,608 of this salary was unpaid and recorded as accrued expenses on the balance sheet.  Mr. Meyers did not receive a salary in fiscal year 2012 and no amount was accrued at December 31, 2012.

Note Payable – Director
On August 29, 2013, the Company borrowed from an individual who is a director of the Company, $50,000 pursuant to a promissory note.  The promissory note matures in one year from the date of the borrowing and bears interest at 8% per annum.  For the year ended December 31, 2013, interest expense under this note amounted to $1,340 ($0 - 2012).  As of December 3, 2013, accrued interest expense amounted to $1,000 ($0 - 2012).  Interest is paid monthly.

NOTE 6. STOCKHOLDERS’ DEFICIENCY

On September 12, 2013 and December 19, 2013, the majority of the shareholders of the Company approved in two written consents, an amendment to the Company’s Certificate of Incorporation, increasing the number of authorized shares of common stock from 100,000,000 to 300,000,000, then from 300,000,000 to 600,000,000, respectively.  The increase in authorized shares was affected pursuant to a Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware.

As of December 31, 2013, there were not adequate authorized shares to satisfy the current obligations upon conversion or exercise of all equity instruments issued by the Company.  As a result, the all warrants have been measured at fair market value and are presented in the balance sheet as liabilities. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. The fair value of warrants issued in 2013 are determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Black Scholes valuations using multiple volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

During the year ended December 31, 2013, the Company issued 1,050,000,000 warrants to the Senior Convertible Notes holder (see Note 3) and 197,250,000 warrants to the Lessor provided an equipment lease financing line jointly to U-Vend and the Company.

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

The fair value of derivative warrant liabilities is as follows:

Fair value as of December 31, 2012	$-
Derivative warrant liabilities issued	214,609
Change in fair value	-
Fair value as of December 31, 2013	$214,609

Outstanding warrant securities consist of the following at December 31, 2013:

		Exercise
	Warrants	Price	Expiration
2011 Common share private placement warrants	2,500,000	$0.30	March 2018
2011 Convertible notes warrants	16,667	$0.30	June 2014
2012 Private placements warrants	150,000	$0.15	March - April 2015
2013 Series A warrants Senior Convertible Notes	225,000,000	$0.001	October-November 2014
2013 Series A warrants Senior Convertible Notes	300,000,000	$0.00025	January 2014 - March 2015
2013 Series B warrants Senior Convertible Notes	225,000,000	$0.0012	June-August 2018
2013 Series B warrants Senior Convertible Notes	300,000,000	$0.0003	October - December 2018
2013 Lease obligation with U-Vend	197,250,000	$0.006	November 2016
	1,249,916,667

Outstanding warrant securities consist of the following at December 31, 2012:

	Warrants	Exercise Price	Expiration
2011 Common share private placement warrants	2,500,000	$0.30	March 2018
2011 Convertible Notes warrants	16,667	$0.30	June 2014
2012 Private Placements warrants	150,000	$0.15	March - April 2015
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

The Company records shares based payments under the provisions of FASB ASC 718 "Compensation - Stock Compensation." Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

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

A summary of all stock option activity for the years ended December 31, 2013 and 2012 is as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Contractual life	Value
Outstanding at December 31, 2011	3,015,000	$0.27
Options cancelled	(355,000)	0.10
Outstanding at December 31, 2012	2,660,000	0.29
Options cancelled	(30,000)	0.10
Outstanding at December 31, 2013	2,630,000	0.29	5.7 years	$-
Exercisable at December 31, 2013	1,753,333	$0.29	5.7 years	$-

The Company did not grant any options during the years ended December 31, 2013 or 2012 and no options were exercised during the years ended December 31, 2013 or 2012. The fair value of options that vested during the year ended December 31, 2013 amounted to $23,400. The Company recorded stock compensation expense for options vesting during the years ended December 31, 2013 and 2012 of $23,496 and $24,796, respectively.

At December 31, 2013, there was approximately $10,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 0.5 years.

NOTE 8. INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2013 and 2012:

	2013	2012
Current:
Federal	$-	$-
State	2,200	3,644
Total current	2,200	3,644

Deferred
Federal	(128,472)	(119,282)
State	(15,983)	(37,514)
Total deferred	(144,455)	(156,796)
Less increase in allowance	144,455	157,337
Net deferred	-	541

Total income tax provision	$2,200	$4,185

Individual components of deferred taxes are as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$499,696	$419,720
Depreciable and amortizable assets	-	20,938
Prepaid expense	(888)	(1,001)
Fair market value adjustments	-	52,580
Stock based compensation	15,769	9,437
Beneficial conversion feature	(8,623)	-
Bad debt reserve	-	766
Accrued salary	54,519	-
Total	560,473	502,440
Less valuation allowance	(560,473)	(502,440)
Net deferred tax (liabilities)	$-	$-

The Company has approximately $1,308,000 in net operating loss carryforwards (“NOLs”) available to reduce future taxable income. These carryforwards begin to expire in year 2029. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to fully offset the NOLs, and the total net deferred tax assets, as well.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the historical equity transactions of the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership change, if any.  The amount of the Company's net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the Company's value.  A full valuation allowance has been established for the Company's deferred tax assets, including net operating losses and other corporate tax attributes.  Accordingly, any limitation resulting from Section 382 application is note expected to have a material effect on the balance sheets or statements of operations of the Company.

During the years ended December 31, 2013 and 2012 the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California and New York. The tax years 2010-2013 generally remain open to examination by these taxing authorities. In addition, the 2009 tax year is still open for the state of California.

The differences between United States statutory Federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2013	2012

Statutory United States Federal rate	34.0%	34.0%
State income taxes net of federal benefit	2.2%	3.6%
Change in valuation reserves	(36.2%)	(40.5%)
Permanent differences	(0.6%)	(1.5%)
Other	-	3.3%

Effective tax rate (provision)	(0.6%)	(1.1%)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Capital Lease Obligation with U-Vend
Prior to the merger with U-Vend described in Note 10, the Company and U-Vend jointly entered into a term sheet dated October 15, 2013 with a financing company (“Lessor”) to provide for equipment lease financing in the aggregate amount of $1 million. The Company and U-Vend will use this financing to acquire certain equipment to be used in the direct income producing activities of U-Vend.

In accordance with FASB ASC 405-40 “Obligations Resulting from Joint and Several Liability Arrangements,” these lease obligations have not been recorded by the Company based on the expectation that U-Vend will use the leased assets in its operations and satisfy the payment obligations. However, the Company would be responsible for the lease payments should U-Vend default on the lease obligation and fail to make payments.

Per the terms of the agreement with the Lessor, the Company and U-Vend will be obligated to pay $57,200 annually and also buy the equipment from the Lessor for approximately $86,000 in November 2016. The following schedule provides minimum future rental payments required under this lease obligation which have a remaining non-cancelable lease term in excess of one year:

2014	$57,200
2015	57,200
2016	52,434
Total minimum lease payments	166,834
Guaranteed residual value	86,191
$253,025

The Lessor was induced to extend the equipment lease line with a grant of 197,250,000 common stock warrants with a term of three years and an exercise price of $0.0006 per share. The warrant was determined to have a fair value of $45,174, which was recorded as a discount to the capital lease obligation carried on the books of U-Vend. The warrant obligation has been included in derivative warrant liabilities and receivable from U-Vend Canada, Inc. on the Company’s balance sheet at December 31, 2013.

The Company and the Lessor have entered into a registration rights agreement covering the registration of 110% of common stock underlying the Warrants. The Company is required to file a registration statement within 45 days after completion of the acquisition of U-Vend and meet an effectiveness deadline of 90 days after the closing date of the acquisition, 120 days if the Securities and Exchange Commission provides comment.  If the Company fails to comply with the terms of the registration rights agreement, the Lessor would be entitled to an amount in cash equal to one percent (1%) of the Lessor’s original lease amount on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. Management does not believe that the potential registration rights penalties related to this agreement will be significant.

Subsequent to December 31, 2103, the Company and U-Vend assumed additional lease obligations for leased equipment of approximately $100,000 and issued 47,562,211 warrants with an exercise price of $0.001 and expire three years from the date of issuance. As a result of the additional lease financing, U-Vend will place 15 kiosks into service during the second quarter of 2014.

NOTE 10. SUBSEQUENT EVENTS

Merger with U-Vend Canada, Inc.
On January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc.  Pursuant to the agreement, the Company acquired all the outstanding shares of U-Vend in exchange for 466,666,667 shares of the Company’s common stock. Certain shareholders of U-Vend Canada, Inc. will also have the ability to earn up to an additional 603,046,666 shares of the Company’s common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015.  Effective on January 7, 2104, as a result of the merger, U-Vend became a wholly owned subsidiary of the Company. In connection with the merger, the Company issued on the closing date, its securities to U-Vend’s shareholders in exchange for the common stock owned by U-Vend’s shareholders as follows: an aggregate of 466,666,667 shares of the Company’s common stock, par value $0.001 per share. In addition, the Company issued an aggregate of 352,422,184 shares of Common Stock and 822,787,600 warrants to financial advisors as compensation for their services in connection with the transaction contemplated by the merger agreement.

U.S. GAAP, requires that for each business combination, one of the combining entities shall be identified as the acquirer and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination.  In a business combination effected primarily by exchanging equity interests, the acquirer is usually is the entity that issues its equity interests. In accordance with FASB ASC 805 “Business Combinations”, if a business combination has occurred, but it is not clear which of the combining entities is the acquirer, U.S. GAAP requires considering additional factors in making that determination.  These factors include the relative voting rights of the combined entity, the composition of the governing body of the combined entity, the composition of senior management in the combined entity and the relative size of the combining entities.

Based on the aforementioned and after taking in consideration all the relevant facts and circumstances, management came to the conclusion that Internet Media Services, Inc., as the legal acquirer was also the accounting acquirer in the transaction.  As a result, the merger will be accounted for as a business combination in accordance with the FASB ASC 805.  Under the guidance, consideration, including contingent consideration, the assets and liabilities of U-Vend are recorded at their estimated fair value on the date of the acquisition.  The excess of the purchase price over the estimated fair values is recorded as goodwill, if any. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a bargain purchase gain on acquisition is recorded.

U-Vend is in the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. U-Vend has four market segments; Environmental, Retail, Service and Mall/Airport Islands with a primary focus on Environmental and Retail.  U-Vend seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges.  Currently, U-Vend owns and operates their kiosks, but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

The Company is still in the process of determining the fair value of the consideration paid, which will include shares, contingent shares and the effective settlement of amounts owed to the Company by U-Vend, as well as the fair value of the assets acquired and liabilities assumed. These assets and liabilities are expected to include working capital items, fixed assets, separately identifiable intangible assets, capital lease obligations, convertible notes payable, deferred taxes and goodwill, if any. This evaluation will be completed during the measurement period following the acquisition.

The unaudited pro forma condensed results for the consolidated statement of operations from continued operations for the years ended December 31, 2013 and 2012 of the combined entity had the acquisition date been January 1, 2012 are as follows:

	2013	2012

Revenue	$23,592	$5,094
Operating loss	$(683,615)	$(345,120)
Net loss	$(808,354)	$(509,160)
Basic and diluted earnings per share	$(0.00)	$(0.00)

Reverse Stock Split
On January 7, 2014, the holders of more than 50 percent of the outstanding shares of the Company’s common stock voted in favor of a corporate resolution authorizing the reverse split of its common stock (“Reverse Split”) on the basis of one share of common stock for up to each 200 shares of common stock outstanding, on the effective date of the Reverse Split.  The Board of Directors shall determine the exact number of shares to be split and the timing of the Reverse Split, in its sole discretion.  The Reverse Split may be declared as effective by the Company’s Board of Directors at any time before June 30, 2014, subject to FINRA and other regulatory approvals.  This split has not been reflected in the share amounts presented throughout this document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET MEDIA SERVICES, INC.

April 15, 2014	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer (Principal Executive Officer and Principal Financial Officer )

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2014	By:	/s/ Philip Jones
Philip Jones Director

April 15, 2014	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer )

April 15, 2014	By:	/s/ Paul Neelin
Paul Neelin Chief Operating Officer and Director

April 15, 2014	By:	/s/ Alexander Orlando
Alexander Orlando Director

April 15, 2014	By:	/s/ Patrick White
Patrick White Director