Form 10-Q
period 2014-03-31
INTERNET MEDIA SERVICES, INC.
filed 2014-05-20
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-165972

INTERNET MEDIA SERVICES, INC.
(Exact name of registrant specified in charter)

Delaware	22-3956444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1507 7th STREET, #425
SANTA MONICA, CALIFORNIA 90401
(Address of principal executive offices)

(800) 467-1496
 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 7,913,528 as of May 16, 2014.

INTERNET MEDIA SERVICES, INC.

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	As of

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$17,899	$14,620
Accounts receivable	1,385	-
Inventory (net)	15,692	-
Prepaid expenses and other assets	3,637	4,114
Receivable from U-Vend, Canada, Inc.	-	162,536
Total current assets	38,613	181,270

Other assets:
Property and equipment (net)	326,144	-
Security deposits	6,631	-
Deferred financing costs (net)	20,208	16,333
Intangible asset (net)	412,300	-
Goodwill	732,260	-
Total noncurrent assets	1,497,543	16,333

Total assets	$1,536,156	$197,603

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$144,060	$35,192
Accrued expenses	87,559	28,032
Accrued salary - officer	142,390	142,608
Note payable - director	121,070	50,000
Convertible notes payable	135,221	-
Promissory notes payable	55,770	-
Senior convertible notes, net of unamortized discount	124,999	56,249
Warrant liabilities	138,147	-
Capital lease obligation, net of unamortized discount	63,564	-
Total current liabilities	1,012,780	312,081

Noncurrent liabilities:
Capital Lease obligation net of unamortized discount	172,753	-
Liability for contingent consideration	212,048	-
Deferred tax liability	164,920	-
Warrant liabilities	203,213	214,609
Total noncurrent liabilities	752,934	214,609

Commitments and contingencies (Note 9)	-	-

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares
authorized, 7,913,528 shares issued and outstanding
(2,446,276 - 2013)	7,914	2,446
Additional paid-in capital	2,127,166	1,442,729
Accumulated deficit	(2,364,638)	(1,774,262)
Total stockholders' deficiency	(229,558)	(329,087)

Total liabilities and stockholders' deficiency	$1,536,156	$197,603

The accompanying notes are an integral part of the financial statements.

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Revenue	$33,628	$-

Cost of revenue	41,710	-

Gross loss	(8,082)	-

Operating expenses:
Selling	63,232	-
General and administrative	433,685	75,876
	496,917	75,876

Operating loss	(504,999)	(75,876)

Other expenses:
Gain on the fair market value of warrant liabilities	38,687	-
Amortization of debt discount and deferred financing costs	(103,779)	-
Interest expense	(20,285)	(10,562)
	(85,377)	(10,562)

Loss from continuing operations	(590,376)	(86,438)

Discontinued operations:
Gain from disposal of discontinued operations	-	3,839
Net income from discontinued operations	-	19,174
Income from discontinued operations	-	23,013

Net loss	$(590,376)	$(63,425)

Net loss from continuing operations per share- basic and diluted	$(0.08)	$(0.68)

Net income from discontinued operations per share- basic and diluted	0.00	0.18

Net loss per share - basic and diluted	$(0.08)	$(0.50)

Weighted average common shares
outstanding - basic and diluted	7,351,933	127,675

The accompanying notes are an integral part of the financial statements.

INTERNET MEDIA SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	For the Three Months Ended

	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(590,376)	$(63,425)
(Income) loss from discontinued operations	-	(23,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	57,091	5,949
Common shares issued for advisor fees	189,575	-
Warrants issued for advisor fees	23,000	-
Depreciation	7,918	-
Amortization of intangible assets	21,700	-
Amortization of debt discount and deferred financing costs	103,780	-
Gain on fair market value of warrant liabilities	(38,687)	-
Conversion of accrued interest to common stock	500	-
(Increase) decrease in assets:
Accounts receivable	(1,385)	-
Inventory	(439)	-
Prepaid expenses and other assets	825	(407)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	73,412	38,121
Accrued salary - officer	(218)	-
Net cash used by continuing operations	(153,304)	(42,775)
Net cash provided by discontinued operations	-	7,653
Net cash used by operating activities	(153,304)	(35,122)

Cash flows from investing activities:
Purchase of property and equipment	(3,110)
Net proceeds from sale of LegalStore.com	-	74,000
Acquisition of business	11,130	-
Net cash used by investing activities	8,020	74,000

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	13,600	-
Proceeds from senior convertible notes, net of financing costs	87,000	-
Proceeds from convertible note	50,000	-
Principal payments on promissory notes	(2,037)	-
Net cash provided by financing activities	148,563	-

Net increase in cash	3,279	38,878

Cash - beginning of period	14,620	1,262

Cash - end of period	$17,899	$40,140

Cash paid for :
Income taxes	$-	$600

Non-cash investing and financing activities:
Note payable and accrued interest converted to shares of common stock	$-	$13,983
Acquisition of U-Vend for issuance of shares and effective settlement of inter-company	$808,349	$-
Debt discount related to warrant liability and beneficial conversion feature	$132,547	$-
Property and equipment financed by capital leases	$98,117	$-
Issuance of promissory notes offsetting accrued expenses	$57,807	$-

The accompanying notes are an integral part of the financial statements

INTERNET MEDIA SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview

With the merger with U-Vend Canada, Inc. on January 7, 2014 the Company entered the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges.  Currently, the Company owns and operates their kiosks but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

The Company’s “next-generation” vending kiosks incorporates advanced wireless technology, creative concepts, and ease of management.  All kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards.  Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms.

The Company has developed solutions for the marketing of products through a variety of kiosk offerings.  These offerings include kiosks oriented for product recycling, solar powered waste bins, cell phone charging kiosks, and mall and airport islands.  This solutions approach has the ability to add digital LCD monitors to most makes and models of their kiosk program. This allows the digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.  The product solution approach includes the offering of a Mall and Airport Multipurpose Island, taking several of the self-serve kiosks and then bundled them into an "island", all in one central location, creating a destination concept within a mall and/or airport setting. The island would be partnered with a co-branding anchor as part of the overall concept.

Management's Plans - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of approximately $590,000 during the three months ended March 31, 2014, has incurred accumulated losses totaling approximately $2,365,000, and has a working capital deficit of approximately $974,000 at March 31, 2014. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On January 7, 2014, Internet Media Services, Inc.  (“IMS”) entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend Canada, Inc (“U-Vend”). The Company believes the merger with U-Vend will provide it with business operations and also necessary working capital.  The Company is in discussion to raise additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the fiscal year ended December 31, 2013 included in the Company’s 10-K annual report filed with the SEC on April 15, 2014.

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

Principles of Consolidation - The unaudited consolidated financial statements include the accounts of Internet Media Services, Inc. and the operations of U-Vend Canada, Inc. and its wholly owned subsidiary, U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

Inventory - Inventories are stated at the lower of cost or market, and cost is determined by the average cost method.  Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to $2,000 as of March 31, 2014.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is provided using the straight line method over the estimated useful life of the assets.  Electronic kiosks and related equipment have estimated useful lives between five and seven years.

Goodwill and Other Intangible Assets – Goodwill is the excess of the purchase price paid over the fair market value of the net assets acquired from the merger with U-Vend Canada, Inc. on January 7, 2014.  Goodwill is subject to annual impairment testing to determine whether there has been any impairment to the value of the goodwill or the intangible assets. If the carrying value exceeds its estimated fair value, an impairment loss would be recognized.  Net intangible assets at March 31, 2014 reflects the fair market value of the operating agreement with Mini Melts USA acquired in the merger of UVend on January 7, 2014 and is amortized over its estimated useful life of five years. (See Note 2.)

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are receivable or payable on demand. The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company. The senior convertible notes payable are recorded at face amount, net of any unamortized discounts. The convertible notes payable are measured at fair value each reporting period. The fair value was estimated using the trading price on March 31, 2014, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Revenue Recognition - Revenue is recognized from distributing co-branded self-serve products from the Company’s electronic kiosks.  The Company operates 48 electronic kiosks in the greater Chicago, Illinois region and markets products supplied by its co-branding partners. Revenue is recognized at the time each vend occurs, the payment method is approved and the product is disbursed from the machine.

1 for 200 Stock Split and Change in trading symbol effective May 16, 2014 - On January 7, 2014, the holders of a majority of the outstanding shares of the Company’s common stock voted in favor of a corporate resolution authorizing the reverse split of its common stock (“Reverse Split”) on the basis of one share of common stock for each 200 shares of common stock. On April 10, 2014 our Board of Directors approved the one for 200 stock split, the change of our corporate name to U-Vend, Inc. and the new trading symbol of UVND.  We received the authorization from FINRA to effect these events as of May 16, 2014. Since the filing date of this quarterly report on Form 10Q is subsequent to this effective date, we have prepared the financial and share and per share information included in this quarterly report on a post-split basis.  There were no changes to the authorized amount of shares or par value as a result of this reverse split.

Common Shares Issued and Earnings Per Common Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

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

As of March 31, 2014, there were approximately 35.4 million (8,021,354 at December 31, 2013) shares potentially issuable under convertible debt agreements, options, warrants and contingent shares that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the quarter.

Derivative Financial Instruments – The Company evaluates our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” and further, the Company does not have adequate shares authorized as of March 31, 2014 to accommodate the exercise of all outstanding convertible instruments and as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These classifications had no effect on the results of operations or cash flows for the periods presented.

NOTE 2. MERGER WITH U-VEND CANADA, INC.

On January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc. (“U-Vend).” Pursuant to the agreement, which was amended on April 30, 2014 effective as of January 7, 2014, the Company acquired all the outstanding shares of U-Vend in exchange for 3,500,000 newly issued shares of the Company’s common stock with a par value of $0.001 per share. Certain shareholders of U-Vend will also have the ability to earn up to an additional 4,522,850 shares of the Company’s common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015.  In addition, the Company issued an aggregate of 1,354,111 shares of Common Stock and 2,308,480 warrants to financial advisors as compensation for their services in connection with the transaction contemplated by the merger agreement. The Company issued 389,520 shares of common stock to its Chief Executive Officer in connection with the merger agreement. The Company incurred approximately $287,000 in broker, advisory and professional fees associated with the merger.

U.S. GAAP, requires that for each business combination, one of the combining entities shall be identified as the acquirer and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination.  In a business combination effected primarily by exchanging equity interests, the acquirer is usually the entity that issues its equity interests. In accordance with FASB ASC 805 “Business Combinations”, if a business combination has occurred, but it is not clear which of the combining entities is the acquirer, U.S. GAAP requires considering additional factors in making that determination.  These factors include the relative voting rights of the combined entity, the composition of the governing body of the combined entity, the composition of senior management in the combined entity and the relative size of the combining entities, among other factors.

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

U-Vend is in the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. U-Vend has four market concentrations; Environmental, Retail, Service and Mall/Airport Islands with a primary focus on Environmental and Retail.  U-Vend seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges.  Currently, U-Vend owns and operates their kiosks, but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

Purchase Price - The consideration for the U-Vend merger consisted of 3,500,000 shares of IMS common stock valued at $490,000 plus $246,568 of estimated contingent consideration of described below.  The shares of IMS common stock were valued at $0.14 per share which represents the split adjusted market price of the shares on January 6, 2014.

Contingent Consideration - The Agreement allows for an earn-out based on 2014 and 2015 gross revenue targets. In the event that IMS consolidated gross revenue during the calendar year 2014 exceeds $1,000,000 then IMS shall issue to Paul Neelin and Diane Hope, allocated to them on an equal basis and no other U-Vend shareholders, an additional 2,261,425 shares of IMS common stock.  In addition, in the event that IMS consolidated gross revenue exceeds $2,000,000 during the calendar year 2015, IMS shall issue to Paul Neelin and Diane Hope, allocated to them on an equal basis and no other U-Vend shareholders, an additional 2,261,425, shares of IMS common stock.  These conditional shares are issued solely to Paul Neelin and Diane Hope in order to restore their ownership of the total shares issued for consideration to their approximate pre-merger ownership in U-Vend.  In the event that IMS consolidated gross revenue equals not less than 80% nor more than 99% of the $1,000,000 and $2,000,000 gross amounts described above, then IMS shall issue to Paul Neelin and Diane Hope and no other U-Vend shareholders allocated to them on an equal basis, additional shares of IMS common stock computed by determining the percentage of gross revenue achieved relative to the target revenues described above. Any shortfall or overage of shares measured in 2014 can be combined to the actual revenue earned in 2015 to earn the maximum shares in the earn-out provision.  The issuance of the earn-out shares is conditional on IMS providing access to a minimum level of financing needed to achieve the earn-out gross revenues.  In the event that the gross revenue targets are not obtained and the minimum level of financing was not provided by IMS, during the respective period, then at the end of each period Paul Neelin and Diane Hope shall receive the additional shares described above. At the time of the merger, management estimated the probability of meeting these earn-out targets. At March 31, 2014 the balance sheet reflects a liability estimated at $212,048 in regard to this contingent consideration.

Allocation of Purchase Price - The purchase price was determined in accordance with the accounting treatment of the merger as a business combination in accordance with the Business Combination Topic of the FASB ASC 805.  Under the guidance, the fair value of the consideration was determined and the assets and liabilities of the acquired business, U-Vend, have been recorded at their fair values at the date of the acquisition.  The excess of the purchase price over the estimated fair values has been recorded as goodwill.

The fair value of the IMS common stock issued to the former shareholders of U-Vend is based on the adjusted split price of $0.14 share price of the IMS common stock as of the close of business on January 6, 2014. The contingent consideration represented by the earn-out shares were also measured using a split adjusted price of $0.14 per share, discounted for the probability that the shares will be issued in the future upon achievement of the revenue targets defined.

Consideration:
Fair value of 3,500,000 shares of IMS common stock issued at $0.14 on January 7, 2014	$490,000
Fair value of 4,522,850 shares of IMS common stock measured at $0.14, discounted for the probability of achievement	246,568
736,568
Discount for restrictions	(103,118)
Effective settlement of intercompany payable due to IMS	174,899
Total estimated purchase price	$808,349

The allocation of purchase price to the assets acquired and liabilities assumed as the date of the acquisition is presented in the table below.  This allocation is based upon valuations using management’s estimates and assumptions. During the first quarter of 2014, the Company estimated the valuation of identifiable intangible assets that resulted from the U-Vend merger.  The Company allocated $434,000 of the purchase price to intangible assets relating to the operating agreement with Mini Melts USA, which management estimates has a life of five years. Amortization expense is estimated to be $86,800 in 2014 and in each of the succeeding years until fully amortized in 2019. The Company recognized a deferred tax liability resulting from the increase in book basis of the U-Vend tangible and intangible assets, excluding goodwill, which did not result in an increase in basis for tax purposes was calculated using a 38% effective tax rate. The following table summarizes the allocation of the purchase price for the acquisition of U-Vend.

Cash	$11,132
Inventory	15,253
Prepaid expense	350
Property and equipment	232,835
Security deposits	6,631
Intangible assets- Operating Agreement	434,000
Goodwill	732,260
Accounts payable and accrued expenses	(135,634)
Notes payable	(170,517)
Capital lease obligations	(153,041)
Deferred tax liability	(164,920)
Total purchase price	$808,349

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, the purchase price allocation is preliminary and could change during the measurement period (not to exceed one year) if new information is obtained about the facts and circumstances that existed as of the closing date that, if known, would have resulted in the recognition of additional or changes to the value of the assets and liabilities presented in the  purchase price allocation.  None of the goodwill is deductible for income tax purposes.

Unaudited Pro Forma Results – The unaudited pro forma supplemental information is based on estimates and assumptions which management believes are reasonable but are not necessarily indicative of the consolidated financial position or results of future periods or the results that actually would have been realized has we been a combined company as of January 1, 2013.  The unaudited pro forma supplemental information includes incremental executive compensation and intangible asset amortization charges as a result of the acquisition, net of the related tax effects.

Unaudited Pro Forma Results	For the quarter ended March 31, 2014
Revenues	$33,628
Gross loss	8,082
Net loss	(590,376)
Basic and fully diluted loss per share	(0.08)

NOTE 3. SENIOR CONVERTIBLE NOTES

In August 2013, the Company entered into a Securities Purchase Agreement ("SPA") dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP ("Investor") pursuant to which the Investor will provide an aggregate of $400,000 financing through senior convertible notes and warrants. The financing and the related terms were dependent on several conditions including the Company's merger with U-Vend, which was completed on January 7, 2014, and the Company effecting certain changes in its capital structure (see Note 1 regarding 1 for 200 reverse stock split).

During the first quarter of 2014, the Company issued three senior convertible notes ("Senior Convertible Notes") to the Investor in the aggregate principal amount of $100,000 along with Series A and Series B warrants ("Warrants") to the Investor to acquire shares of common stock in the Company. The SPA, Senior Convertible Notes, Warrants and other ancillary agreements with the Investor are referred to as the “Financing Agreement.” Each Senior Convertible Note under the Financing Agreement is for a term of one year and bears interest at 7% payable in cash or shares of the Company's common stock, and provides for an increase in the rate of interest if there is a default as defined in the Financing Agreement. The debt issued during the first quarter of 2014 can be converted into shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the notes issued in the first quarter of 2014, the Company issued the Investor 3 million Series A warrants with an exercise price of $0.05 per share and 3 million Series B warrants with an exercise price of $0.06 per share in connection with this debt under previously described terms. The Company and the Investor have entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes and the Warrants. The Company is required to file a registration statement within 120 days after completion of the acquisition of U-Vend and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company fails to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. Management believes it is not probable they will incur a penalty for failure to file the registration statement and for it to become effective, therefore as of March 31, 2014, the Company has not accrued any amount for potential registration rights penalties.

The debt conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The Investor agreed to restrict its ability to convert the Senior Convertible Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the holder from converting notes payable into common stock after selling shares owned into the market.

The Company allocated the $100,000 of proceeds received in the first quarter of 2014 based on the computed fair values of the Senior Convertible Note and Warrants issued. The Company valued the Warrants at fair value of $92,261 after reflecting additional debt discount and warrant liability. Accordingly, the resulting fair value allocated to the debt component of $7,739 was used to measure the intrinsic value of the embedded conversion option of the Senior Convertible Notes, which resulted in a beneficial conversion feature of $7,739 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Senior Convertible Notes. The aggregate amounts allocated to the warrants and beneficial conversion feature of $100,000 were recorded as a debt discount at the date of issuance and are being amortized to interest expense over the term of Senior Convertible Notes under the interest method of accounting. The initial carrying value of the notes issued in the first quarter of 2014 was $0 after the debt discounts.

As of March 31, 2014, total outstanding Senior Convertible Notes had a face value of $300,000 net of unamortized debt discounts of $175,001, resulting in a carrying amount of $124,999. During the quarter ended March 31, 2014, $68,750 of discount has been amortized and recorded as interest expense.

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of all outstanding warrants issued in connection with this SPA aggregate $275,179 as of March 31, 2014. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

Financing costs of $13,000 were paid or payable to third parties associated with the first quarter 2014 notes and are included in deferred financing costs on the balance sheet at March 31, 2014.  These costs are amortized to interest expense over the one year term of the respective Senior Convertible Note. Amortization of financing costs in the first quarter of 2014 was $9,125.

Subsequent to March 31, 2014, the Company borrowed an additional $50,000 in principal at a conversion price of $0.05 pursuant to the SPA and issued the Investor 1,500,000 Series A warrants with an exercise price of $0.05 per share and 1,500,000 Series B warrants with an exercise price of $0.06 per share under previously described terms.

NOTE 4. PROMISSORY NOTES PAYABLE and CONVERTIBLE NOTES PAYABLE

Promissory and Convertible Notes Payable– Director
As of March 31, 2014, the Company had $121,070 convertible and promissory notes outstanding payable to a director of the Company.

In connection with the merger with U-Vend (see note 2) the Company acquired a convertible note payable with a face amount of $50,000 that is payable to this director. This convertible note payable bears interest at 18% and is due and payable in December 2014.  Interest is payable quarterly in cash or if paid in common stock is measured on the day prior to the payment date measured by the 5 day volume weighted adjusted market price of the Company’s shares. The principal is convertible into common shares of the Company using a fixed conversion price of $0.24 per share. The Company issued warrants to acquire an aggregate of 208,333 shares of its common stock with an exercise price of $0.24 per share in connection with this debt. This convertible note had a carrying value of $33,151 at March 31, 2014 reflecting an unamortized discount of $16,849.  Amortization of $8,150 is reflected in the results of operations for the first quarter of 2014. The remaining discount will be amortized through December 2014, the maturity date of the debt.

On February 26, 2014, the Company issued another $50,000 convertible note to this director. This convertible note bears interest at 18% and is due and payable in February 2015. The Company issued warrants to acquire an aggregate of 208,333 shares of its common stock with an exercise price of $0.24 per share in connection with this debt. The warrants expire three years from the date of issuance and were determined to be detachable instruments and as such were separately recorded as a discount to the convertible note. The carrying value of this note at March 31, 2014 was $37,859.

On August 29, 2013, the Company borrowed $50,000 pursuant to a promissory note with a director of the Company. The note matures one year from the date of issuance and bears interest at 8% per annum.

Promissory Notes Payable
During the first quarter of 2014, the Company issued 2 promissory notes to former shareholders and current employees of IMS.  The original amount of the Neelin note was $47,295 and has a term of 5 years and accrues interest at 20% per annum. The original amount of the Young note was $10,512 has a term of 3 years and accrues interest at 17% per annum.  The total debt outstanding on these promissory notes at March 31, 2014 was $55,770.

Convertible Notes Payable
The Company acquired two other convertible notes in connection with the U-Vend merger on January 7, 2014. These convertible notes have a face value of $125,000 and a carrying value of $135,221.  Debt discount on these notes at March 31, 2014 was $13,217 which will be amortized to interest expense through the maturity of the notes which ranges from July to September 2014.

NOTE 5. CAPITAL LEASE OBLIGATIONS

In connection with the merger on January 7, 2014, the Company acquired the capital assets and outstanding lease obligations of U-Vend.  In 2013, the Company and U-Vend jointly entered into a term sheet dated October 15, 2013 with a financing company (“Lessor”) to provide for equipment lease financing in the aggregate amount of $1 million. All amounts borrowed under the lease financing agreement are secured by the leased equipment. The Company will use this financing to acquire certain equipment to be used in direct income producing activities. In the fourth quarter of 2013, U-Vend leased equipment for $196,230 pursuant to financing by the Lessor. As per the terms of the agreement with the Lessor, the Company and IMS are obligated to pay annual lease payments as summarized below and also buy the equipment from the Lessor at the lease maturity in 2016. Accordingly, the lease has been treated as a capital lease.

During the first quarter of 2014, the Company assumed additional lease obligations for capitalized lease equipment of $98,707 and issued 246,563 warrants with an exercise price of $0.20 and expire three years from the date of issuance. As a result of this financing U-Vend placed 15 additional kiosks into service during the second quarter of 2014.

The following schedule provides minimum future rental payments required as of March 31, 2014, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2014	$86,869
2015	85,801
2016	79,226
2017	5,506
Total minimum lease payments	257,402
Guaranteed residual value	130,185
387,587
Less: Amount represented interest	(93,240)
Present value of minimum lease payments and guaranteed residual value	294,347
Less: Current portion of capital lease obligations	(63,564)
Long term capital lease obligations and guaranteed residual value	230,783
Less: Unamortized debt discount on capital leases	(58,030)
Long term capital lease obligations and guaranteed residual value, net	$172,753

Equipment held under capital leases at March 31, 2014 had a cost of $296,297 and accumulated depreciation of $8,988. Depreciation expense for equipment held under capital leases during the three months ended March 31, 2014 amounted to $7,918.

The warrants granted in 2014 were determined to have a fair value of $19,199, which was recorded as a discount to the obligation and will be amortized over the term of the lease as additional interest expense.

NOTE 6. REVOLVING NOTE FROM RELATED PARTY

Revolving Credit Agreement
The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement allows borrowings up to $282,000, and extends through June 30, 2014. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR and is secured by all of the assets of the Company. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company. As of March 31, 2014 the revolving credit line had no outstanding balance ($0 - December 31, 2013).   Future borrowings will be at the discretion of Mr. Meyers.

Accrued Salary – Mr. Meyers
During the first quarter of 2014, the Company recorded salary expense for Mr. Meyers in the amount of $5,000 per month, as approved by the Company’s board of directors pursuant to his employment agreement.  As of March 31, 2014, $142,390 of accrued salary was unpaid and earned by Mr. Meyers.

NOTE 7. STOCKHOLDERS’ DEFICIENCY

The Company has authorized shares of common stock of 600,000,000 shares.

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2013	2,446,276	$2,446	$1,442,729	$(1,774,262)	$(329,087)
Stock based compensation	389,520	390	56,701	-	57,091
Common shares issued for advisor fees	1,354,111	1,354	188,221	-	189,575
Shares issued in satisfaction of accrued interest	8,621	9	491	-	500
Warrants exercised	215,000	215	13,385	-	13,600
Debt discount related to beneficial conversion feature	-	-	7,739	-	7,739
Shares issued in acquisition of U-Vend	3,500,000	3,500	417,900	-	421,400
Net loss	-	-	-	(590,376)	(590,376)
Balance at March 31, 2014	7,913,528	$7,914	$2,127,166	$(2,364,638)	$(229,558)

The fair value of warrants issued in 2014 have been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

During the quarter ended March 31, 2014, the Company issued 2,308,480 warrants to certain advisors in connection with professional services provided in connection with the merger with U-Vend that was completed on January 7, 2014.  These warrants had an estimated fair market value of $23,000 on the date of issue determined based upon a total enterprise value of the Company at the time of the transaction.

Also during the quarter ended March 31, 2014, the Company issued 6 million warrants to the Senior Convertible Notes holder (see Note 3) and 246,563 warrants to the Lessor providing an equipment lease financing line jointly to U-Vend and the Company. The warrants issued in connection with the convertible debt had an estimated at a fair market value of $101,546 as of March 31,2014.  The warrants granted in connection with the first quarter lease financing agreement had a fair market value of $2,467 as of March 31, 2014.

At March 31, 2014 the Company had 14,589,626 warrant securities outstanding as summarized below.

		Exercise
	Warrants	Price	Expiration
2011 Common share private placement warrants	12,500	$60.00	March 2018
2011 Convertible notes warrants	83	$60.00	June 2014
2012 Private placements warrants	750	$30.00	March - April 2015
2013 Series A warrants Senior Convertible Notes	1,125,000	$0.20	October-November 2014
2013 Series A warrants Senior Convertible Notes	1,500,000	$0.05	January 2014 - March 2015
2013 Series B warrants Senior Convertible Notes	1,125,000	$0.24	June-August 2018
2013 Series B warrants Senior Convertible Notes	1,500,000	$0.06	October - December 2018
2013 Lease obligation warrants	986,250	$1.20	November 2016
2014 Warrants for services	920,000	$0.05	July 2015
2014 Warrants for services	1,120,000	$0.05	January 2019
2014 Warrants for services	35,000	$0.24	January 2016
2014 Warrants for services	18,480	$0.01	January 2016
2014 Series A warrants Senior Convertible Notes	3,000,000	$0.05	April 2015- June 2015
2014 Series B warrants Senior Convertible Notes	3,000,000	$0.06	January 2019- March 2019
2014 Lease obligation warrants	246,563	$0.20	March 2017

NOTE 8. DISCONTINUED OPERATIONS

On March 13, 2013, the Company entered into a stock sale agreement (“Agreement”) dated March 8, 2013 with Western Principal Partners LLC (“WPP”), a California Limited Liability Company. Pursuant to the Agreement, WPP purchased from the Company all the outstanding capital stock of the Company’s wholly-owned subsidiary, LegalStore.com, a Delaware Corporation. LegalStore.com was operating the Company’s e-commerce business.  The Agreement was approved by a written consent by the majority of the Company's stockholders.  In consideration of the sale, WPP paid the Company $95,000 at close and assumed certain operating liabilities. Operating liabilities included, but are not limited to existing operating agreements, trade payables and certain tax obligations. At December 31, 2012, the fair value of consideration received for the stock of LegalStore.com was less than the carrying value of the assets. As a result, an impairment charge was recorded in 2012 in the amount of $35,000, net of income tax effect. The Company used the proceeds for payment of its payables and for working capital purposes.

As a result of the board of directors committing to a plan to sell LegalStore.com, the related assets and liabilities were considered to be held for sale and were presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows as of and for the three months ended March 31, 2013.

The following table presents information regarding calculation of gain from the sale of LegalStore.com:

Net cash proceeds after brokerage fee of $21,000	$74,000
LegalStore.com liabilities assumed	136,241
Total purchase price	210,241
LegalStore.com assets	206,402
Gain on sale	$3,839

NOTE 9. COMMITMENTS AND CONTINGENCIES

In connection with the January 7, 2014 merger with U-Vend, the Company acquired two operating lease agreements, one to lease warehouse space in the greater Chicago, Illinois region and one to lease a vehicle. The warehouse lease is for a term of 54 months commencing in November 2013 and requires a monthly rent of $1,875 with annual scheduled rent increases. The vehicle lease is for a term of 48 months commencing in October 2013 and requires a monthly payment of $670. Expected minimum annual rental commitments under operating leases for years subsequent to 2013 are as follows:

2014	$31,007
2015	29,095
2016	29,516
2017	28,602
2018	22,325
2019	8,280
$148,825

NOTE 10. SUBSEQUENT EVENTS

On April 30, 2014, the Company’s equipment leasing partner, Automated Retail Leasing Partners (“ARLP”), was owed a total of $11,506 for equipment rent and interest charges.  In lieu of cash, ARLP requested payment in shares of the Company’s common stock.  The Company issued 95,880, shares of its common stock to ARLP for full payment of the $11,506.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended March 31, 2014 and March 31, 2013

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

●	Our limited cash resources may not be sufficient to fund continuing losses from operations
●	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock.
●	The failure of our products and services to achieve market acceptance.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

General
We were incorporated in March 2007 as a Delaware corporation and refer to ourselves herein as “we”, “us”, the “Company” or “IMS.”  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.internetmediaservices.com.  Information contained on our websites is not a part of this quarterly report.

Management's plans - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of approximately $590,000 during the quarter ended March 31, 2014, has incurred accumulated losses totaling approximately $2,365,000, and has a working capital deficit of approximately $974,000 at March 31, 2014. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On January 7, 2014, Internet Media Services, Inc. entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend Canada, Inc (“U-Vend”). The Company believes the merger with U-Vend will provide it with business operations and also necessary working capital.  The Company is in discussion to raise additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue
The Company earned $33,628 in revenue for the three months ended March 31, 2014 and had no revenue in the comparable period in 2013. With the merger with U-Vend on January 7, 2014, the Company gained 33 electronic kiosk in the greater Chicago, IL area generating sales for products supplied by our co-branding partners.  During the first quarter of 2014, the Company signed an Operator Agreement with Mini Melts USA offering Mini Melts ice-cream products through the Company’s electronic kiosks. The agreement allows the Company to place these kiosks in high volume big box stores, sporting facilities and shopping malls though out the Chicago area. During the fourth quarter of 2013, U-Vend installed 30 Mini Melts self-serve kiosks in 27 Walmart stores and entertainment centers throughout the Chicago area.  An additional 15 installations were completed in March 2014.  The Company has additional installations planned for the second, third and fourth quarters of 2014.

Cost of revenue and Gross Profit
During the three months ended March 31, 2014 the Company incurred direct product costs including material, freight, delivery, host location fees, depreciation and amortization of the acquired operating agreement of $41,710 for unit sales.  The Company realized a gross loss of $8,082 reflecting a margin of (24%). There were no sales, cost of revenue or gross profits in the first quarter of 2013.

Operating Expenses
Total operating expenses for continuing operations were $496,917 for the three months ended March 31, 2014 compared to $75,876 in the prior year.  This reflects an increase in selling costs of $63,232 and an increase of general and administrative costs of $357,809 since the first quarter of 2013. Selling expenses include approximately $49,000 in salaries and commissions and $7,000 in travel and entertainment expenses that are directly related to the development of revenue growth and host location relationships and approximately $7,000 in office and selling support costs. General and administrative expenses include approximately $244,000 in non-cash expenses associated with common stock issued for services in connection with the merger with UVend. General and administrative expenses also include $118,000 in professional, consulting and advisory fees, $24,000 in salaries and benefits, and $28,000 of office, rent, insurance and supplies expense.

As the Company transitioned from the disposal of the LegalStore.com in the first quarter of 2013, management focused its attention on identifying strategic alternatives that resulted in the merger with U-Vend Canada, Inc. in January of 2014. These efforts have resulted in increased professional services and salaries in the process of identifying and evaluating merger and future financing opportunities, including the chief executive’s salary of $180,000, of which $142,390 remained unpaid at March 31, 2014.

Other Expenses
Total other expenses for continuing operations were $85,377 for the three months ended March 31, 2014 compared to $10,562 in the first quarter of 2013. The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. During the first quarter of 2014, the Company recognized a gain on the fair market value of warrant liabilities in the amount of $38,687.

During the first quarter of 2014 the Company recorded amortization on debt discount of $94,654, and amortization of deferred financing costs of $9,125 in connection with debt acquired in the U-Vend merger and the senior convertible debt agreement.

Interest expense for the three months ended March 31, 2014 was $20,285 compared to $10,562 in first quarter of 2013.  The increase in interest expense in 2014 is associated with the borrowings under the senior convertible debt, convertible debt acquired from U-Vend, new promissory agreements entered into in the first quarter and interest in connection with lease obligations.

Discontinued Operations
In 2013 the Company realized net income of $19,174 from the LegalStore.com operations that were sold in the first quarter of 2013. The total purchase price of $210,241 was offset by the net assets and liabilities transferred of $206,402 generating a $3,839 as a gain on the sale of LegalStore.com.  .

Net Loss
As a result of the foregoing, our net loss for the three months ended March 31, 2014 increased by $526,951 to $590,376 compared to a net loss of $63,425 incurred the first quarter of 2013.

Liquidity and Capital Resources
At March 31, 2014, we had a working capital deficiency of approximately $974,000 compared to working capital deficiency of approximately $131,000 at March 31, 2013. The increase in the working capital deficiency is due to borrowings under the SPA of senior convertible notes, recorded net of unamortized discounts of $175,000, debt acquired in the merger with U-Vend, and lease obligations entered into for revenue producing equipment. During the three months ended March 31, 2014, our operating activities from continuing operations used cash of approximately $153,000 compared to approximately $43,000 used during the first quarter of 2013.

During the quarter ended March 31, 2014, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $225,000 of cash, and working capital items provided approximately $73,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and accrued expenses. During the quarter ended March 31, 2013, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $80,000 of cash, and working capital items provided approximately $38,000 of cash.

During the quarter ended March 31, 2014, we received $87,000 proceeds from senior convertible notes net of financing costs and $50,000 in proceeds from a convertible note payable from a related party. The Company also received $13,600 in cash proceeds resulting from the exercise of common stock warrants during the three months ended March 31, 2014.

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

Business Combinations
Business combinations are recorded in accordance with FASB ASC 805 “Business Combinations.” Under the guidance, consideration transferred, including contingent consideration, and the assets and liabilities of the acquired business are recorded at their fair values on the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. FASB ASC 805 requires that for each business combination, one of the combining entities shall be identified as the acquirer and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination.  In a business combination effected primarily by exchanging equity interests, the acquirer usually is the entity that issues its equity interests. In accordance with FASB ASC 805, if a business combination has occurred, but it is not clear which of the combining entities is the acquirer, U.S. GAAP requires considering additional factors in making that determination.  These factors include the relative voting rights of the combined entity, the composition of the governing body of the combined entity, the composition of senior management in the combined entity and the relative size of the combining entities. Under the guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. The application of business combination accounting requires the use of significant estimates and assumptions.

Fair Value of Financial Instruments
Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are receivable or payable on demand. The fair value of the revolving note from related party approximates the carrying value of the obligations based on these instruments bearing interest at variable rates consistent with the current rates available to the Company. The senior convertible notes payable are recorded at face amount, net of any unamortized discounts. The convertible notes payable are measured at fair value each reporting period. The fair value was estimated using the trading price on March 31, 2014, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer also acting as chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer, also acting as chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, management concluded that, as of such date, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2014, the Company issued a total of 712,590 shares of common stock in a private transaction to three consulting firms for consulting services valued at $99,763.

In January 2014, the Company issued a total of 641,520 shares of common stock to an investment banking firm pursuant to an investment banking agreement for investment banking and advisory services valued at $89,813.

In January 2014, the Company issued 389,520 shares of common stock to our Chief Executive Officer for completion of the acquisition with U-Vend Canada, Inc., valued at $54,533.

In February 2014, the lender of the three Convertible Promissory Notes issued in 2011 elected to convert the outstanding balance of the Notes ($500) into shares of the Company stock and was issued 8,620 shares of common stock by the Company pursuant to the terms of the Note.

In March 2014, a total of 215,000 of our outstanding warrants were exercised.  The Company received a total of $13,600 and issued 215,000 shares of common stock.

The shares of common stock to be issued in this transaction have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
None.

ITEM 6 - EXHIBITS

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

U-VEND, INC. Formerly INTERNET MEDIA SERVICES, INC.

May 20, 2014	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer (Principal Executive Officer and Principal Financial Officer )