Form 10-Q/A
period 2014-03-31
U-Vend, Inc.
filed 2014-05-23
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to
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

EXPLANATORY NOTE

This Amendment No.1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data filed as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q, as originally filed on May 20, 2014.

Item 6. Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Label Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1934, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 23, 2014	U-VEND, INC.
Formerly Internet Media Services, Inc.
By: /s/ Raymond Meyers
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)