Form 10-Q
period 2014-06-30
U-Vend, Inc.
filed 2014-08-19
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-165972

U-VEND, INC.
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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 9,371,082 as of August 18, 2014.

U-VEND, INC.

U-VEND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$31,366	$14,620
Inventory (net)	23,279	-
Prepaid expenses and other assets	2,211	4,114
Receivable from U-Vend, Canada, Inc.	-	162,536
Total current assets	56,856	181,270

Noncurrent assets:
Property and equipment (net)	485,312	-
Security deposits	6,631	-
Deferred financing costs (net)	13,492	16,333
Intangible asset (net)	390,601	-
Goodwill	732,260	-
Total noncurrent assets	1,628,296	16,333

Total assets	$1,685,152	$197,603

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$124,924	$35,192
Accrued expenses	108,938	28,032
Accrued interest	51,271	-
Amounts due to officers	209,311	142,608
Note payable - director, net of discount	139,402	50,000
Convertible notes payable, net of discount	142,847	-
Promissory notes payable	63,411	-
Senior convertible notes, net of discount	123,035	56,249
Current capital lease obligation	92,117	-
Total current liabilities	1,055,256	312,081

Noncurrent liabilities:
Capital lease obligation, net of discount	306,653	-
Liability for contingent consideration	212,048	-
Deferred tax liability	164,920	-
Warrant liabilities	660,298	214,609
Total noncurrent liabilities	1,343,919	214,609

Total liabilities	2,399,175	526,690
Commitments and contingencies (Note 10)	-	-

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares
authorized, 8,346,076 shares issued and outstanding
(2,446,276 - 2013)	8,346	2,446
Additional paid-in capital	2,217,383	1,442,729
Accumulated deficit	(2,939,752)	(1,774,262)
Total stockholders' deficiency	(714,023)	(329,087)

Total liabilities and stockholders' deficiency	$1,685,152	$197,603

The accompanying notes are an integral part of the financial statements.

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$62,008	$-	$95,636	$-

Cost of revenue	33,971	-	53,981	-

Gross profit	28,037	-	41,655	-

Operating expenses:
Selling	104,392	-	189,324	-
General and administrative	128,663	103,115	562,348	178,991
	233,055	103,115	751,672	178,991

Operating loss	(205,018)	(103,115)	(710,017)	(178,991)

Other expenses:
Loss on the fair market value of warrant liabilities	316,361	-	277,674	-
Amortization of debt discount and deferred financing costs	131,302	-	235,081	-
(Gain) on extinguishment of debt	(111,716)	-	(111,716)	-
Interest expense	34,149	9,631	54,434	20,193
	370,096	9,631	455,473	20,193

Loss from continuing operations	(575,114)	(112,746)	(1,165,490)	(199,184)

Discontinued operations:
Gain from disposal of discontinued operations	-	-	-	3,839
Net income from discontinued operations	-	-	-	19,174
Income from discontinued operations	-	-	-	23,013

Net loss	$(575,114)	$(112,746)	$(1,165,490)	$(176,171)

Net loss from continuing operations per share- basic and diluted	$(0.07)	$(0.67)	$(0.15)	$(1.34)

Net income from discontinued operations per share- basic and diluted	-	-	-	0.15

Net loss per share - basic and diluted	$(0.07)	$(0.67)	$(0.15)	$(1.19)

Weighted average common shares
outstanding - basic and diluted	7,989,722	169,353	7,672,590	148,597

The accompanying notes are an integral part of the financial statement

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	For the Six Months Ended

	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(1,165,490)	$(176,171)
(Income) from discontinued operations	-	(23,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on extinguishment of debt	(111,716)	-
Stock based compensation	62,110	11,798
Common shares issued for advisor fees	189,575	-
Warrants issued for advisor fees	23,000	-
Depreciation	22,205	-
Amortization of intangible assets	43,399	-
Amortization of debt discount and deferred financing costs	235,081	-
Common shares issued to satisfy loan from lessor	10,000	-
Loss on fair market value of warrant liabilities	277,674	-
Conversion of accrued interest and debt to common stock	500	-
(Increase) decrease in assets:
Inventory	(8,026)	-
Prepaid expenses and other assets	2,251	(9,713)
Increase in liabilities:
Accounts payable and accrued expenses	149,015	101,021
Amount due to officers	54,340	-
Net cash used by continuing operations	(216,082)	(96,078)
Net cash provided by discontinued operations	-	7,653
Net cash used by operating activities	(216,082)	(88,425)

Cash flows from investing activities:
Purchase of property and equipment	(3,110)	-
Net proceeds from sale of LegalStore.com	-	74,000
Acquisition of business	11,132	-
Net cash provided by investing activities	8,022	74,000

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	23,660	-
Proceeds from senior convertible notes, net of deferred financing costs	143,900	-
Proceeds from note payable director	50,000	-
Issuance of promissory note	10,000	-
Principal payments on promissory notes	(2,754)	-
Net repayments from related party	-	(13,827)
Advance on bridge financing, net	-	43,500
Net cash provided by financing activities	224,806	29,673

Net increase in cash	16,746	15,248

Cash - beginning of period	14,620	1,262

Cash - end of period	$31,366	$16,510

Cash paid for :
Income taxes	$-	$2,200
Interest	$6,958	$-

Non-cash investing and financing activities:
Note payable and accrued interest converted to shares of common stock	$-	$95,768
Acquisition of U-Vend Canada for issuance of shares and effective settlement of inter-company	$808,349	$-
Debt discount related to warrant liability and beneficial conversion feature	$341,947	$-
Property and equipment financed by capital leases	$271,572	$-
Issuance of promissory notes offsetting accrued expenses	$57,807	$-
Issuance of common shares to satisfy capital lease obligation	$23,923	$-

The accompanying notes are an integral part of the financial statements

U-VEND, INC.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview

With the merger with U-Vend Canada, Inc. on January 7, 2014 the Company entered the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges.  Currently, the Company leases, owns and operates their kiosks but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

The Company’s “next-generation” vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management.  Our kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards.  Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms.

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

Management's Plans - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,165,490 during the six months ended June 30, 2014, has incurred accumulated losses totaling $2,939,752, and has a working capital deficit of $998,400 at June 30, 2014. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company needs to raise additional financing to fund the Company’s operations for fiscal year 2014 to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

On January 7, 2014, U-Vend, Inc. (formerly Internet Media Services, Inc.  (“IMS”)) entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend Canada, Inc (“U-Vend Canada”). The Company believes the merger with U-Vend Canada will provide it with business operations and also necessary working capital.  The Company is in discussion to raise additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend, Inc. will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying consolidated balance sheets and related consolidated interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2013 included in the Company’s 10-K annual report filed with the SEC on April 15, 2014.

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

Principles of Consolidation - The unaudited consolidated financial statements include the accounts of U-Vend, Inc. (formerly Internet Media Services, Inc.), and the operations of U-Vend America, Inc., U-Vend Canada, Inc. and its wholly owned subsidiary, U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

Inventory - Inventories are stated at the lower of cost or market and cost is determined by the average cost method.  Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to approximately $400 as of June 30, 2014.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is provided using the straight line method over the estimated useful life of the assets.  Electronic kiosks and related equipment have estimated useful lives between five and seven years.

Goodwill and Other Intangible Assets – Goodwill is the excess of the purchase price paid over the fair market value of the net assets acquired from the merger with U-Vend Canada, Inc. on January 7, 2014.  Goodwill is subject to annual impairment testing to determine whether there has been any impairment to the value of the goodwill or the intangible assets. If the carrying value exceeds its estimated fair value, an impairment loss would be recognized.  Net intangible assets at June 30, 2014 reflect the fair market value of the operating agreement with Mini Melts USA acquired in the merger of U-Vend Canada on January 7, 2014 and is amortized in selling expense on the statement of operations over its estimated useful life of five years. (See Note 2.)

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are receivable or payable on demand. The senior convertible notes payable are recorded at face amount, net of any unamortized discounts. The convertible notes payable are measured at fair value each reporting period. The fair value was estimated using the trading price on June 30, 2014, since the underlying shares the debt could be converted into are trading in an active, observable market, and are considered similar to the debt itself, the fair value measurement qualifies as a Level 2 input. The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Revenue Recognition - Revenue is recognized from distributing co-branded self-serve products from the Company’s electronic kiosks.  As of June 30, 2014 the Company operates 78 electronic kiosks and 2 Grab N Go freezers in the greater Chicago, Illinois region and markets products supplied by its co-branding partners. Revenue is recognized at the time each vending transaction occurs, the payment method is approved and the product is disbursed from the machine.

1 for 200 Stock Split and Change in trading symbol effective May 16, 2014 - On January 7, 2014, the holders of a majority of the outstanding shares of the Company’s common stock voted in favor of a corporate resolution authorizing the reverse split of its common stock (“Reverse Split”) on the basis of one share of common stock for each 200 shares of common stock. On April 10, 2014 our Board of Directors approved the one for 200 reverse stock split, the change of our corporate name to U-Vend, Inc. and the new trading symbol of UVND.  We received the authorization from FINRA to effect these events as of May 16, 2014. We have prepared the financial, share and per share information included in this quarterly report on a post-split basis.  There were no changes to the authorized amount of shares or par value as a result of this reverse split.

Common Shares Issued and Earnings Per Share - Common shares issued are recorded based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

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

As of June 30, 2014, there were approximately 40.7 million (235,000 at June 30, 2014) shares potentially issuable under convertible debt agreements, options, warrants and contingent shares that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Derivative Financial Instruments – The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants issued by the Company have a “down round provision” and as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These classifications had no effect on the results of operations or cash flows for the periods presented.

NOTE 2. MERGER WITH U-VEND CANADA, INC.

On January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc. (“U-Vend Canada”). Pursuant to the agreement, which was amended on April 30, 2014 effective as of January 7, 2014, the Company acquired all the outstanding shares of U-Vend Canada in exchange for 3,500,000 newly issued shares of the Company’s common stock with a par value of $0.001 per share. Certain shareholders of U-Vend Canada will also have the ability to earn up to an additional 4,522,850 shares of the Company’s common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015.  In addition, the Company issued an aggregate of 1,354,111 shares of Common Stock and 2,308,480 warrants to financial advisors as compensation for their services in connection with the transaction contemplated by the merger agreement. The Company issued 389,520 shares of common stock to its Chief Executive Officer in connection with the merger agreement. The Company incurred approximately $287,000 in broker, advisory and professional fees associated with the merger.

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

Based on the aforementioned and after taking in consideration all the relevant facts and circumstances, management came to the conclusion that U-Vend, Inc. (formerly Internet Media Services, Inc.), as the legal acquirer was also the accounting acquirer in the transaction.  As a result, the merger will be accounted for as a business combination in accordance with the FASB ASC 805.  Under the guidance, consideration, including contingent consideration and the assets and liabilities of U-Vend Canada are recorded at their estimated fair value on the date of the acquisition.  The excess of the purchase price over the estimated fair values is recorded as goodwill, if any. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a bargain purchase gain on acquisition is recorded.

U-Vend Canada is in the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. U-Vend Canada has four market concentrations; Environmental, Retail, Service and Mall/Airport Islands with a primary focus on Environmental and Retail.  U-Vend Canada seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges.  Currently, U-Vend owns and operates their kiosks, but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

Purchase Price - The consideration for the merger consisted of 3,500,000 shares of U-Vend, Inc. common stock valued at $490,000 plus $246,568 of estimated contingent consideration which amounts were reduced for a discount on restrictions as described below.  The shares of U-Vend, Inc. common stock were valued at $0.14 per share which represents the split adjusted market price of the shares on January 6, 2014.

Contingent Consideration - The Agreement allows for an earn-out based on 2014 and 2015 gross revenue targets. In the event that consolidated gross revenue during the calendar year 2014 exceeds $1,000,000 then the Company shall issue to Paul Neelin and Diane Hope, allocated to them on an equal basis and no other U-Vend Canada shareholders, an additional 2,261,425 shares of common stock.  In addition, in the event that consolidated gross revenue exceeds $2,000,000 during the calendar year 2015, the Company shall issue to Paul Neelin and Diane Hope, allocated to them on an equal basis and no other U-Vend Canada shareholders, an additional 2,261,425 shares of common stock.  These conditional shares are issued solely to Paul Neelin and Diane Hope in order to restore their ownership of the total shares issued for consideration to their approximate pre-merger ownership in U-Vend Canada.  In the event that consolidated gross revenue equals not less than 80% nor more than 99% of the $1,000,000 and $2,000,000 gross amounts described above, then the Company shall issue to Paul Neelin and Diane Hope and no other U-Vend Canada shareholders, allocated to them on an equal basis, additional shares of common stock computed by determining the percentage of gross revenue achieved relative to the target revenues described above. Any shortfall or overage of shares measured in 2014 can be combined to the actual revenue earned in 2015 to earn the maximum shares in the earn-out provision.  The issuance of the earn-out shares is conditional on U-Vend, Inc. providing access to a minimum level of financing needed to achieve the earn-out gross revenues.  In the event that the gross revenue targets are not obtained and the minimum level of financing was not provided during the respective period, then at the end of each period Paul Neelin and Diane Hope shall receive the additional shares described above. At the time of the merger management estimated the probability of meeting these earn-out targets. At June 30, 2014 the consolidated balance sheet reflects a liability estimated at $212,048 in regard to this contingent consideration.

Allocation of Purchase Price - The purchase price was determined in accordance with the accounting treatment of the merger as a business combination in accordance with the Business Combination Topic of the FASB ASC 805.  Under the guidance, the fair value of the consideration was determined and the assets and liabilities of the acquired business, U-Vend Canada, have been recorded at their fair values at the date of the acquisition.  The excess of the purchase price over the estimated fair values has been recorded as goodwill.

The fair value of the common stock issued to the former shareholders of U-Vend Canada is based on the adjusted split price of $0.14 share price of the IMS common stock as of the close of business on January 6, 2014. The contingent consideration represented by the earn-out shares were also measured using a split adjusted price of $0.14 per share, discounted for the probability that the shares will be issued in the future upon achievement of the revenue targets defined.

Consideration:
Fair value of 3,500,000 shares of common stock issued at $0.14 on January 7, 2014	$490,000
Fair value of 4,522,850 shares of common stock measured at $0.14, discounted for the probability of achievement	246,568
736,568
Discount for restrictions	(103,118)
Effective settlement of intercompany payable due to U-Vend, Inc.	174,899
Total estimated purchase price	$808,349

The allocation of purchase price to the assets acquired and liabilities assumed as the date of the acquisition is presented in the table below.  This allocation is based upon valuations using management’s estimates and assumptions. During the first quarter of 2014, the Company estimated the valuation of identifiable intangible assets that resulted from the merger.  The Company allocated $434,000 of the purchase price to intangible assets relating to the operating agreement with Mini Melts USA, which management estimates has a life of five years. Amortization expense is estimated to be $86,800 in 2014 and in each of the succeeding years until fully amortized in 2019. The Company recognized a deferred tax liability resulting from the increase in book basis of the U-Vend Canada tangible and intangible assets, excluding goodwill, which did not result in an increase in basis for tax purposes was calculated using a 38% effective tax rate. The following table summarizes the allocation of the purchase price for the acquisition of U-Vend Canada.

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

Unaudited Pro Forma Results	For the six months ended June 30, 2013	For the six months ended June 30, 2014
Revenues	$-	$95,636
Gross profit	$-	$41,655
Net loss	$(332,592)	$(1,165,490)
Basic and fully diluted loss per share	$(0.09)	$(0.15)

NOTE 3. SENIOR CONVERTIBLE NOTES

In August 2013, the Company entered into a Securities Purchase Agreement ("SPA") dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or "Cobrador") pursuant to which Cobrador will provide an aggregate of $400,000 financing through senior convertible notes and warrants. The financing and the related terms were dependent on several conditions including the Company's merger with U-Vend Canada, which was completed on January 7, 2014, and the Company effecting certain changes in its capital structure (see Note 1 regarding 1 for 200 reverse stock split).

On June 17, 2014 the Company and Cobrador entered into an agreement to extend the maturity of certain of the notes issued in 2013. Accordingly, Cobrador consented to the extension of the maturity dates of the notes dated June 18, 2013 and August 21, 2013 to December 26, 2014.

Also during the second quarter of 2014, certain of the terms of certain of the Cobrador notes were modified.  The notes issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have an exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants.

During the second quarter of 2014, the Company issued three senior convertible notes ("Senior Convertible Notes"), in addition to the reissued notes described above, to the Investor in the aggregate principal amount of $70,000 along with Series A and Series B warrants ("Warrants") to the Investor to acquire shares of common stock in the Company. The SPA, Senior Convertible Notes, Warrants and other ancillary agreements with the Investor are referred to as the “Financing Agreement.” Each Senior Convertible Note under the Financing Agreement is for a term of one year and bears interest at 7% payable in cash or shares of the Company's common stock, and provides for an increase in the rate of interest if there is a default as defined in the Financing Agreement. The debt issued during the second quarter of 2014 can be converted into shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the notes issued in the second quarter of 2014, the Company issued the Investor 2.1 million Series A warrants with an exercise price of $0.05 per share and 2.1 million Series B warrants with an exercise price of $0.06 per share in connection with this debt under previously described terms. The Company and the Investor have entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes and the Warrants. The Company is required to file a registration statement within 120 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company fails to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. Management believes it is not probable they will incur a penalty for failure to file the registration statement and for it to become effective, therefore as of June 30, 2014, the Company has not accrued any amount for potential registration rights penalties.

The debt conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lender agreed to restrict its ability to convert the Senior Convertible Note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lender from converting notes payable into common stock after selling shares owned into the market.

The Company allocated the $70,000 of proceeds received in the second quarter of 2014 based on the computed fair values of the Senior Convertible Note and Warrants issued. The Company valued the Warrants at fair value of $54,600 after reflecting additional debt discount and warrant liability. Accordingly, the resulting fair value allocated to the debt component of $15,400 was used to measure the intrinsic value of the embedded conversion option of the Senior Convertible Notes, which resulted in a beneficial conversion feature of $15,400 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Senior Convertible Notes. The aggregate amounts allocated to the warrants and beneficial conversion feature of $70,000 were recorded as a debt discount at the date of issuance and are being amortized to interest expense over the term of Senior Convertible Notes under the interest method of accounting. The initial carrying value of the notes issued in the second quarter of 2014 was $0 after the debt discounts.

As of June 30, 2014, total outstanding Senior Convertible Notes had a face value of $370,000 and is presented net of unamortized debt discounts of $246,965, resulting in a carrying amount of $123,035. During the quarter ended June 30, 2014, $99,584 of discount was amortized and recorded as interest expense.

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of all outstanding warrants issued in connection with this SPA aggregate $660,298 as of June 30, 2014. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

Financing costs of $13,000 and $13,100 were paid or payable to third parties associated with debt advanced in the first and second quarter 2014, respectively, and are included in deferred financing costs on the consolidated balance sheet at June 30, 2014.  These costs are amortized to interest expense over the one year term of the respective Senior Convertible Note. Amortization of financing costs in the three and six months ended June 30, 2014 was $12,400 and $21,525, respectively.

NOTE 4. PROMISSORY NOTES PAYABLE and CONVERTIBLE NOTES PAYABLE

Promissory and Convertible Notes Payable– Director
As of June 30, 2014, the Company had $139,402 convertible and promissory notes payable to a director of the Company.

In connection with the merger with U-Vend Canada (see note 2) the Company acquired a convertible note payable with a face amount of $50,000 that is payable to this director. This convertible note payable bears interest at 18% and is due and payable in December 2014.  Interest is payable quarterly in cash or if paid in common stock is measured on the day prior to the payment date measured by the 5 day volume weighted adjusted market price of the Company’s shares. The principal is convertible into common shares of the Company using a fixed conversion price of $0.24 per share. The Company issued warrants to acquire an aggregate of 208,333 shares of its common stock with an exercise price of $0.24 per share in connection with this debt. This convertible note had a carrying value of $39,340 at June 30, 2014 reflecting an unamortized discount of $10,660.  Amortization of $6,190 and $14,340 is reflected in the results of operations for the three and six months ended June 30, 2014, respectively. Subsequent to June 30, 2014 the director exercised his rights to convert the principal of $50,000 in to 208,333 shares of the Company’s common stock.

On February 26, 2014, the Company issued another $50,000 convertible note to this director. This convertible note bears interest at 18% and is due and payable in February 2015. The Company issued warrants to acquire an aggregate of 208,333 shares of its common stock with an exercise price of $0.24 per share in connection with this debt. The warrants expire three years from the date of issuance and were determined to be detachable instruments. The carrying value of this note at June 30, 2014 was $50,000. Subsequent to June 30, 2014 the director exercised his rights to convert the principal of $50,000 in to 208,333 shares of the Company’s common stock.

On August 29, 2013, the Company borrowed $50,000 pursuant to a promissory note with a director of the Company. The note matures one year from the date of issuance and bears interest at 8% per annum. Subsequent to June 30, 2014 the director agreed to accept 208,340 shares of the Company’s common stock and 312,500 common stock warrants in exchange for full payment of the outstanding principal on this promissory note.

Promissory Notes Payable
During the second quarter of 2014, the Company issued a $10,000 promissory note due and payable on November 30, 2014.  In connection with this borrowing the Company granted 41,667 warrants with an exercise price of $0.24 per share and a 2 year term.  The Company valued the Warrants at fair value of $1,970 after reflecting a debt discount on the promissory note. The carrying value of this note at June 30, 2014 was $8,358.

During the first quarter of 2014, the Company issued two promissory notes to former shareholders of U-Vend Canada and current employees the Company.  The original amount of the Neelin note was $47,295 and has a term of 5 years and accrues interest at 20% per annum. The original amount of the Young note was $10,512 has a term of 3 years and accrues interest at 17% per annum.  The total debt outstanding on these promissory notes at June 30, 2014 was $55,053.

Convertible Notes Payable
The Company acquired two other convertible notes in connection with the U-Vend Canada merger on January 7, 2014. As of June 30, 2014 these convertible notes have a face value of $125,000 and a carrying value of $148,438.  The unamortized debt discount on these notes at June 30, 2014 was $5,592 which will be amortized to interest expense through the maturity of the notes which ranges from July to September 2014.

NOTE 5. CAPITAL LEASE OBLIGATIONS

In connection with the merger on January 7, 2014, the Company acquired the capital assets and outstanding lease obligations of U-Vend Canada.  In 2013, the Company and U-Vend Canada jointly entered into a term sheet dated October 15, 2013 with a financing company (“Lessor”) to provide for equipment lease financing in the aggregate amount of $1 million. All amounts borrowed under the lease financing agreement are secured by the leased equipment. The Company will use this financing to acquire certain equipment to be used in direct income producing activities. Since the inception of this lease financing agreement, the Company has acquired leased equipment for $465,500 pursuant to financing by the Lessor. As per the terms of the agreement with the Lessor, the Company is obligated to pay annual lease payments as summarized below and also buy the equipment from the Lessor at the lease maturity in 2017. Accordingly, the lease has been treated as a capital lease.

During the second quarter of 2014, the Company assumed additional lease obligations for capitalized lease equipment of $173,250 and issued 483,889 warrants with an exercise price of $0.18 and expire three years from the date of issuance. As a result of this financing the Company placed 22 additional kiosks into service during the second quarter of 2014.

The following schedule provides minimum future rental payments required as of June 30, 2014, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2014	$103,329
2015	136,354
2016	129,779
2017	30,782
Total minimum lease payments	400,244
Guaranteed residual value	206,833
607,077
Less: Amount represented interest	(153,038)
Present value of minimum lease payments and guaranteed residual value	454,039
Less: Current portion of capital lease obligations	(92,117)
Long term capital lease obligations and guaranteed residual value	361,922
Less: Unamortized debt discount on capital leases	(55,269)
Long term capital lease obligations and guaranteed residual value, net	$306,653

Equipment held under capital leases at June 30, 2014 had a cost of $465,500 and accumulated depreciation of $21,100. Depreciation expense for equipment held under capital leases during the three months and six months ended June 30, 2014 amounted to $14,200 and $22,200 respectively.

The warrants granted in the second quarter of 2014 were determined to have a fair value of $20,000, which was recorded as a discount to the obligation and will be amortized over the term of the lease as additional interest expense.

NOTE 6. REVOLVING NOTE FROM RELATED PARTY

Revolving Credit Agreement
The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement allows borrowings at the discretion of Mr. Meyers and extends through September 30, 2014. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR and is secured by all of the assets of the Company. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company. As of June 30, 2014 the revolving credit line had no outstanding balance ($0 - December 31, 2013).   All future borrowings will be at the discretion of Mr. Meyers.

NOTE 7. STOCKHOLDERS’ DEFICIENCY

The Company has authorized shares of common stock of 600,000,000 shares.

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2013	2,446,276	$2,446	$1,442,729	$(1,774,262)	$(329,087)
Stock based compensation	389,520	389	61,721	-	62,110
Common shares issued for advisor fees	1,354,111	1,354	188,221	-	189,575
Shares issued in satisfaction of accrued interest	8,621	9	491	-	500
Common shares issued for services	41,667	42	9,958	-	10,000
Common shares issued for capital lease debt	208,881	209	33,896	-	34,105
Warrants exercised	397,000	397	23,263	-	23,660
Debt discount related to beneficial conversion	-	-	54,424	-	54,424
Warrant liability reclassified to equity as a result of reverse stock split – adequate authorized shares available	-	-	52,833	-	52,833
Warrants granted for debt obligations	-	-	21,947	-	21,947
Repurchase of beneficial conversion feature in connection with debt extinguishment	-	-	(90,000)	-	(90,000)
Shares issued in acquisition of U-Vend Canada	3,500,000	3,500	417,900	-	421,400
Net loss	-	-	-	(1,165,490)	(1,165,490)
Balance at June 30, 2014	8,346,076	$8,346	$2,217,383	$(2,939,752)	$(714,023)

The fair value of warrants outstanding at June 30, 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

During the quarter ended June 30, 2014, the Company cancelled 2,250,000 warrants and subsequently reissued 9 million warrants as described in Note 3 above. Also during the second quarter the Company issued 4.2 million warrants to the Senior Convertible Notes holder, 483,889 warrants to the Lessor providing an equipment lease financing line with the Company and 41,667 in connection with a short term promissory note. The warrants issued in connection with the convertible debt had an estimated fair market value of $54,600 as of June 30, 2014.  The warrants granted in connection with the second quarter lease financing agreement had a fair market value of $20,000 as of June 30, 2014. During the second quarter of 2014, 83 warrants expired unexercised.

At June 30, 2014 the Company had 27,842,101 warrant securities outstanding as summarized below.

		Exercise
	Warrants	Price	Expiration
Warrants acquired in U-Vend merger 1/7/14	1,750,669	$0.24	September 2015 – December 2016
2011 Common share private placement warrants	12,500	$60.00	March 2018
2012 Private placements warrants	750	$30.00	March - April 2015
2013 Series A warrants Senior Convertible Notes	6,000,000	$0.05	June - December 2015
2013 Series B warrants Senior Convertible Notes	6,000,000	$0.06	June - December 2018
2013 Lease obligation warrants	986,250	$0.20	November 2016
2014 Warrants for services	834,000	$0.05	July 2015
2014 Warrants for services	1,024,000	$0.06	January 2019
2014 Warrants for services	35,000	$0.24	January 2016
2014 Warrants for services	18,480	$0.01	January 2016
2014 Series A warrants Senior Convertible Notes	5,100,000	$0.05	January 2016- June 2016
2014 Series B warrants Senior Convertible Notes	5,100,000	$0.06	January 2019- June 2019
2014 Lease obligation warrants	246,563	$0.20	March 2017
2014 Lease obligation warrants	483,889	$0.18	May 2017
2014 Issued with Promissory Note	41,667	$0.24	May 2016
2014 Issued with Note Payable - Director Warrants	208,333	$0.24	February 2017

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014.  There has been no change to the $212,048 liability for contingent consideration since the date of acquisition (January 7, 2014).

Balance at January 1, 2014	$214,609
Allocation of proceeds related to senior convertible notes as derivative liabilities due to “down-round provision”	255,936
Extinguishment of June 18, 2013, August 21, 2013 and October 17, 2013 senior convertible notes	(87,921)
Warrants classified as derivative liabilities due to inadequate shares authorized to accommodate the exercise of all outstanding equity instruments	52,833
Adjustment of warrants classified as derivative liabilities to additional paid-in capital as a result adequate shares authorized due to reverse stock split on May 16, 2014	(52,833)
Unrealized loss on fair market value adjustment	277,674

Balance at June 30, 2014	$660,298

The fair value of warrants outstanding at June 30, 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 9. DISCONTINUED OPERATIONS

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

As a result of the board of directors committing to a plan to sell LegalStore.com, the related assets and liabilities were considered to be held for sale and were presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company presented the results of LegalStore.com operations as discontinued operations in the accompanying statements of operations and statements of cash flows as of and for the six months ended June 30, 2013.

The following table presents information regarding calculation of gain from the sale of LegalStore.com:

Net cash proceeds after brokerage fee of $21,000	$74,000
LegalStore.com liabilities assumed	136,241
Total purchase price	210,241
LegalStore.com assets	206,402
Gain on sale	$3,839

NOTE 10. COMMITMENTS AND CONTINGENCIES

In connection with the January 7, 2014 merger with U-Vend Canada, the Company acquired two operating lease agreements, one to lease warehouse space in the greater Chicago, Illinois region and one to lease a vehicle. The warehouse lease is for a term of 65 months commencing in November 2013 and requires a monthly rent of $1,875 with annual scheduled rent increases. The vehicle lease is for a term of 48 months commencing in October 2013 and requires a monthly payment of $670. Expected minimum annual rental commitments under operating leases for years subsequent to 2013 are as follows:

2014	$31,007
2015	29,095
2016	29,516
2017	28,602
2018	22,325
2019	8,280
$148,825

NOTE 11. SUBSEQUENT EVENTS

Promissory and Convertible Notes Payable– Director
Subsequent to June 30, 2014 the director exercised his rights to convert the principal of $100,000 in to 416,666 shares of the Company’s common stock. Also, subsequent to June 30, 2014 the director agreed to accept 208,340 shares of the Company’s common stock and 312,500 common stock warrants in exchange for full payment of $50,000 of outstanding principal on a promissory note which was due and payable in December of 2014.

Warrant Conversion
On July 22, 2014, 400,000 common stock warrants were exercised at $0.12 per share resulting in cash proceed of $48,000 to the Company.

Convertible Promissory Note due July 26, 2014

A convertible promissory note in the face amount of $25,000 reached maturity on July 26, 2014.  The note holder has the option of debt conversion at 80% of the market price of the Company’s common stock on the date of maturity, conversion at $1.00 per share or cash repayment. The note holder is currently evaluating his options as defined in the debt agreement including extension of the debt maturity date.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and six months ended June 30, 2014 and June 30, 2013

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   U-Vend, Inc. (formerly Internet Media Services, Inc.) desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

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

General
We were incorporated in March 2007 as a Delaware corporation and refer to ourselves herein as “we”, “us”, the “Company” or “U-Vend, Inc.”  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com.  Information contained on our websites is not a part of this quarterly report.

Management's Plans - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,165,490 during the six months ended June 30, 2014, has incurred accumulated losses totaling $2,939,752, and has a working capital deficit of $998,400 at June 30, 2014. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company needs to raise additional financing to fund the Company’s operations for fiscal year 2014, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing. The Company estimates that cash needs to support general and administrative efforts is approximately $50,000 per month.

On January 7, 2014, U-Vend, Inc. (formerly Internet Media Services, Inc.) entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend Canada, Inc (“U-Vend Canada”). The Company believes the merger with U-Vend Canada will provide it with business operations and also necessary working capital.  The Company is in discussion to raise additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend Canada will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the six months ended June 30, 2014 and June 30, 2013

On January 7, 2014 the Company acquired the operations of U-Vend Canada, Inc. and management believes this merger will provide it with business operations and also working capital.  The Company is in discussions for raising additional capital to execute its current business plans.  Prior to the January 7, 2014 merger, the Company was considered a shell company without an active business operations subsequent to the disposition of Legalstore.com as described in Note 9 to the financial statements.

Revenue
The Company earned $95,636 in revenue for the six months ended June 30, 2014 and had no revenue from continuing operations in the comparable period in 2013. With the acquisition of U-Vend on January 7, 2014, the Company acquired an Operator Agreement with Mini Melts USA offering Mini Melts ice-cream products through the Company’s electronic kiosks. The agreement allows the Company to place these kiosks in high volume big box stores, sporting facilities and shopping malls though out the Chicago area. During the first half of 2014, the Company added 37 electronic kiosks in the greater Chicago, IL area generating sales for products supplied by our co-branding partners.  As of June 30, 2014, the Company had 78 electronic kiosks and 2 Grab N Go freezers in operation in the Chicago, IL area.  The Company has additional installations planned for the third and fourth quarters of 2014. The Company believes that the Mini Melts ice-cream revenues have a seasonality that is benefitted by warm weather during the summer months.  The Company does not have adequate historical experience to estimate the impact of this seasonality.

Cost of revenue and Gross Profit
During the six months ended June 30, 2014 the Company incurred direct product costs including material, freight, delivery, and depreciation of $53,981.  The Company realized a gross profit of $41,655 reflecting a margin of 44% in the six month period ended June 30, 2014.  There were no sales, cost of revenue or gross profits from continuing operations in the first half of 2013.

Operating Expenses
Total operating expenses for continuing operations were approximately $752,000 for the six months ended June 30, 2014 compared to approximately $179,000 in the prior year six month period.  This reflects an increase in total selling, general and administrative costs of approximately $573,000 compared to the six month period in 2013. The operating expenses incurred in 2014 reflect management’s investment in the acquisition and development of the electronic kiosk market and expects operating expenses will continue to increase as the business expands its geographic markets and product offerings in 2014 and 2015.

Selling expenses of approximately $189,000 include approximately $81,000 in salaries and commissions and approximately $25,000 in travel and entertainment expenses that are directly related to the development of revenue growth and host location relationships.  Selling expenses also include $43,000 in non-cash amortization expense related to the MiniMelt Operating Agreement acquired with the merger in January 2014. Commission fees and service bureau fees paid to third parties totaled $27,000 and office support costs were approximately $13,000 in the first half of 2014.

General and administrative expenses totaled approximately $562,000 for the six month ended June 30, 2014. Non-cash expenses of $269,000 are included in general and administrative expenses in the first half of 2014 relate to common shares and warrants granted for services and for employee option expenses reflecting vesting of previously granted employee stock options. General and administrative expenses for the six month ended June 30, 2014 also include $165,000 in professional, consulting and advisory fees, $60,000 in salaries and benefits, and $68,000 of office, rent, insurance and supplies expense.

Other Expenses
Other expenses include: interest and amortization incurred on the debt obligations of the Company, changes to fair market value of warrant liabilities that include “down round” provisions, and other non-operating items. Total other expenses for continuing operations were approximately $455,000 for the six months ended June 30, 2014.

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. During the first half of 2014, the Company recognized a loss on the fair market value of warrant liabilities in the amount of approximately $278,000.

During the six months ended June 30, 2014 the Company recorded amortization on debt discount of $213,556, and amortization of deferred financing costs of $21,525 in connection with debt obligations, including debt acquired in the merger and the senior convertible debt agreement.

The Company recognized a gain of $112,000 on extinguishment of debt in the six month period ended June 30, 2014, resulting from changes to certain of the terms of certain of the Cobrador notes.  Certain of the terms of certain of the Cobrador notes were modified.  The notes issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have and exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants.

Interest expense for the six months ended June 30, 2014 was approximately $54,000 compared to approximately $20,000 in the six months ended June 30, 2013.  The increase in interest expense in 2014 is associated with the borrowings under the senior convertible debt, convertible debt acquired from U-Vend Canada, new promissory agreements entered into in 2014 and interest in connection with lease obligations.

Discontinued Operations
In 2013 the Company realized net income of $19,174 from the LegalStore.com operations that were sold in the first quarter of 2013. The total purchase price of $210,241 was offset by the net assets and liabilities transferred of $206,402 generating a $3,839 gain on the sale of LegalStore.com.

Net Loss
As a result of the foregoing, our net loss for the six months ended June 30, 2014 increased by approximately $989,000 to approximately $1,165,000 compared to a net loss of approximately $176,000 incurred the six month period ended June 30, 2013.

Results of Operations for the three months ended June 30, 2014 and June 30, 2013

Revenue
The Company earned approximately $62,000 in revenue for the three months ended June 30, 2014 and had no revenue from continuing operations in the comparable period in 2013. With the merger with U-Vend Canada on January 7, 2014, the Company acquired 33 electronic kiosks generating sales for products supplied by our co-branding partners and now operates 78 electronic kiosks and 2 Grab N Go freezers in the greater Chicago, IL area.

Cost of revenue and Gross Profit
During the three months ended June 30, 2014 the Company incurred direct product costs including material, freight, delivery, and depreciation of approximately $34,000.  The Company realized a gross profit of approximately $28,000 reflecting a margin of 45%. There were no sales, cost of revenue or gross profits from continuing operations in the six months ended June 30, 2013.

Operating Expenses
Total operating expenses for continuing operations were approximately $233,000 for the three months ended June 30, 2014 compared to approximately $103,000 in the prior year.

Selling expenses of approximately $104,000 include approximately $32,000 in salaries and commissions and approximately $18,000 in travel and entertainment expenses that are directly related to the development of revenue growth and host location relationships.  Selling expenses also include $22,000 in non-cash amortization expense related to the MiniMelt Operating Agreement acquired with the merger in January 2014. Commission fees and service bureau fees paid to third parties totaled $18,000 and office support costs were $14,000 in the first half of 2014.

General and administrative expenses totaled $129,000 for the three month ended June 30, 2014.  General and administrative expenses for the three month ended June 30, 2014 also include $70,000 in professional, consulting and advisory fees, $36,000 in salaries and benefits, and $23,000 of office, rent, insurance and supplies expense.

Other Expenses
Total other expenses for continuing operations were approximately $370,000 for the three months ended June 30, 2014 compared to approximately $9,600 in the six month period ended June 30, 2013. The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. During the three month period ended June 30, 2014, the Company recognized a loss on the fair market value of warrant liabilities in the amount of approximately $316,000.

During the three month period ended June 30, 2014 the Company recorded amortization on debt discount of approximately $118,000 and amortization of deferred financing costs of approximately $13,000 in connection with debt obligations, including debt acquired in the merger and the senior convertible debt agreement.

Interest expense for the three months ended June 30, 2014 was approximately $34,000 compared to approximately $10,000 in comparable period in 2013.  The increase in interest expense in 2014 is associated with the borrowings under the senior convertible debt, convertible debt acquired from U-Vend Canada, new promissory agreements entered into in 2014 and interest in connection with lease obligations.

Net Loss
As a result of the foregoing, our net loss for the three months ended June 30, 2014 increased by approximately $462,000 to $575,000 compared to a net loss of approximately $113,000 incurred the three month period ended June 30, 2013.

Liquidity and Capital Resources
At June 30, 2014, we had a working capital deficiency of approximately $998,000 compared to working capital deficiency of approximately $131,000 at December 31, 2013. The increase in the working capital deficiency is due to borrowings under the SPA of senior convertible notes, recorded net of unamortized discounts of $247,000, debt acquired in the merger with U-Vend Canada, and lease obligations entered into for revenue producing equipment. During the six months ended June 30, 2014, our operating activities from continuing operations used cash of approximately $216,000 compared to approximately $88,000 used during the six month period ended June 30, 2013.

During the six month period ended June 30, 2014, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $414,000 of cash, and working capital items provided approximately $198,000 of cash. The principal component of these working capital changes was an increase in our accounts payable and accrued expenses. During the six month period ended June 30, 2013, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $187,000 of cash, and working capital items provided approximately $91,000 of cash. The Company estimates that cash needs to support general and administrative efforts is approximately $50,000 per month.

During the six months ended June 30, 2014, we received $143,900 in proceeds from senior convertible notes net of financing costs, $10,000 from a promissory note used to satisfy operating costs and $50,000 in proceeds from a convertible note payable from a director. The Company also received $23,660 in cash proceeds resulting from the exercise of common stock warrants during the six months ended June 30, 2014.

To allow us to continue the development of its business plans and satisfy its obligations on a timely basis, we will need to raise additional financing to fund our operations.  Should additional financing not be available, we will have to negotiate with our lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Off-Balance Sheet Arrangements
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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statements for the fiscal year ended December 31, 2013, describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Fair Value of Financial Instruments
Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are receivable or payable on demand. The senior convertible notes payable are recorded at face amount, net of any unamortized discounts. The convertible notes payable are measured at fair value each reporting period. The fair value was estimated using the trading price on June 30, 2014, since the underlying shares the debt could be converted into are trading in an active, observable market, and are considered similar to the debt itself, the fair value measurement qualifies as a Level 2 input. The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2013 exist in our internal control over financial reporting based on the evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  On June 1, 2014, we hired the consultant we previously utilized as a full time Chief Financial Officer.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
         None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
None.

ITEM 6 – EXHIBITS

10.29         Articles of Incorporation for U-Vend America, Inc.

31.1           Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)

31.2           Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)

32.1           Certification of Principal Executive and Chief Financial Officer Pursuant to 18 U.S.C. 1350

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

U-VEND, INC.
August 18, 2014	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer (Principal Executive Officer)