Form 10-Q
period 2014-09-30
U-Vend, Inc.
filed 2014-11-18
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-165972

U-VEND, INC.
(Exact name of registrant specified in its charter)

Delaware	22-3956444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1507 7th STREET, #425
SANTA MONICA, CALIFORNIA 90401
(Address of principal executive offices)

(800) 467-1496
 (Registrant’s telephone number)

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 9,534,162 as of November 18, 2014.

U-VEND, INC.

U-VEND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$41,939	$14,620
Inventory (net)	28,279	-
Prepaid expenses and other assets	33,063	4,114
Receivable from U-Vend, Canada, Inc.	-	162,536
Total current assets	103,281	181,270

Noncurrent assets:
Property and equipment (net)	468,631	-
Security deposits	6,831	-
Deferred financing costs (net)	35,830	16,333
Intangible asset (net)	368,901	-
Goodwill	732,260	-
Total noncurrent assets	1,612,453	16,333

Total assets	$1,715,734	$197,603

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$163,347	$32,513
Accrued expenses	141,841	28,032
Accrued interest	66,565	5,613
Amounts due to officers	240,338	139,674
Note payable - director	-	50,000
Convertible notes payable, net of discount	203,004	-
Promissory notes payable	64,397	-
Senior convertible notes, net of discount	229,121	56,249
Current capital lease obligation	102,000	-
Total current liabilities	1,210,613	312,081

Noncurrent liabilities:
Capital lease obligation, net of discount	289,096	-
Liability for contingent consideration	207,833	-
Deferred tax liability	140,211	-
Warrant liabilities	467,896	214,609
Total noncurrent liabilities	1,105,036	214,609

Total liabilities	2,315,649	526,690
Commitments and contingencies (Note 10)

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares
authorized, 9,534,162 shares issued and outstanding
(2,446,276 - 2013)	9,534	2,446
Additional paid-in capital	2,616,424	1,442,729
Accumulated deficit	(3,225,873)	(1,774,262)
Total stockholders' deficiency	(599,915)	(329,087)

Total liabilities and stockholders' deficiency	$1,715,734	$197,603

The accompanying notes are an integral part of the financial statements.

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$86,530	$-	$182,166	$-

Cost of revenue	50,874	-	104,855	-

Gross profit	35,656	-	77,311	-

Operating expenses:
Selling	114,479	-	303,803	-
General and administrative	273,902	72,855	836,250	251,846
	388,381	72,855	1,140,053	251,846

Operating loss	(352,725)	(72,855)	(1,062,742)	(251,846)

Other (income) expense, net:
(Income) loss on the change in fair market value of warrant liabilities	(196,450)	-	81,224	-
Amortization of debt discount and deferred financing costs	137,252	18,834	372,333	18,834
Loss (gain) on extinguishment of debt, net	7,632	-	(114,266)	-
Interest expense	45,638	9,098	110,254	29,291
Unrealized gain on foreign currency	(12,500)	-	(12,500)	-
Fair value adjustment on convertible notes payable	(23,438)	-	(23,438)	-
	(41,866)	27,932	413,607	48,125

Loss from continuing operations before income taxes	(310,859)	(100,787)	(1,476,349)	(299,971)
Income tax benefit	24,738	-	24,738	-
Loss from continuing operations	(286,121)	(100,787)	(1,451,611)	(299,971)

Discontinued operations:
Gain from disposal of discontinued operations	-	-	-	3,839
Net income from discontinued operations	-	-	-	19,174
Income from discontinued operations	-	-	-	23,013

Net loss	$(286,121)	$(100,787)	$(1,451,611)	$(276,958)

Net loss from continuing operations per share- basic and diluted	$(0.03)	$(0.34)	$(0.18)	$(1.51)
Net income from discontinued operations per share- basic and diluted	-	-	-	0.11

Net loss per share - basic and diluted	$(0.03)	$(0.34)	$(0.18)	$(1.40)

Weighted average common shares
outstanding - basic and diluted	9,167,005	295,459	8,176,201	198,089

The accompanying notes are an integral part of the financial statements.

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	For the Nine Months Ended

	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(1,451,611)	$(276,958)
(Income) from discontinued operations	-	(23,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on extinguishment of debt	(114,266)	-
Stock based compensation	146,533	17,647
Common shares issued for advisor fees	189,575	-
Advisor fees incurred for common shares payable	30,000	-
Warrants issued for advisor fees	56,057	-
Depreciation	43,324	-
Amortization of intangible assets	65,099	-
Amortization of debt discount and deferred financing costs	372,333	18,834
Accretion of liability for contingent consideration	(4,215)	-
Unrealized gain on foreign currency	(12,500)	-
Loss on fair market value of warrant liabilities	81,224	-
Benefit recognized on deferrred taxes	(24,738)	-
Convertible notes payable fair value adjustment	(23,438)	-
Issuance of common shares to pay lease obligation	17,658	-
Common shares issued to obtain loan from lessor	10,000	-
Issuance of common shares for services	9,500	-
Conversion of accrued interest and debt to common stock	500	-
(Increase) decrease in assets:
Inventory	(13,026)	-
Prepaid expenses and other assets	1,199	9,661
Increase in liabilities:
Accounts payable and accrued expenses	193,830	129,570
Amount due to officers	85,367	-
Net cash used by continuing operations	(341,595)	(124,259)
Net cash provided by discontinued operations	-	7,653
Net cash used by operating activities	(341,595)	(116,606)

Cash flows from investing activities:
Purchase of property and equipment	(7,548)	-
Net proceeds from sale of LegalStore.com	-	74,000
Advances to U-Vend,Inc. prior to acquisition	-	(48,601)
Acquisition of business	11,130	-
Net cash provided by investing activities	3,582	25,399

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	71,660	-
Proceeds from senior convertible notes net of deferred financing costs	121,344	87,000
Proceeds from subordinated convertible notes net of deferred financing costs	115,082	-
Proceeds from note payable director	50,000	50,000
Issuance of promissory note	10,000	-
Principal payments on promissory notes	(2,754)	-
Net repayments from related party	-	(13,621)
Net cash provided by financing activities	365,332	123,379

Net increase in cash	27,319	32,172

Cash - beginning of period	14,620	1,262

Cash - end of period	$41,939	$33,434

Cash paid for :
Income taxes	$2,000	$2,200
Interest	$16,958	$-

Non-cash investing and financing activities:

Acquisition of U-Vend Canada for issuance of shares and effective settlement of inter-company	$808,349	$-
Property and equipment financed by capital leases	$271,572	$-
Debt discount related to warrant liability and beneficial conversion feature	$387,942	$100,000
Settlement and conversion of notes payable director in common stock and warrants	$150,062	$-
Issuance of common shares to satisfy capital lease obligation	$49,586	$-
Issuance of promissory notes offsetting accrued expenses	$57,807	$-
Reclass of warrant liability to additional paid-in capital- adequate authorized shares available	$52,833	$-
Note payable and accrued interest converted to shares of common stock	$-	$183,156
Related party borrowings repaid in shares of common stock	$-	$86,591

The accompanying notes are an integral part of the financial statements.

U-VEND, INC.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014
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

Management's Plans - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,451,611 during the nine months ended September 30, 2014, has incurred accumulated losses totaling $3,225,873, and has a working capital deficit of $1,107,332 at September 30, 2014. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2013 included in the Company’s 10-K annual report filed with the SEC on April 15, 2014.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States (U.S. GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates and assumptions.

Principles of Consolidation - The unaudited consolidated financial statements include the accounts of U-Vend, Inc. (formerly Internet Media Services, Inc.), and the operations of U-Vend America, Inc., U-Vend Canada, Inc. and its wholly owned subsidiary, U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

Inventory - Inventories are stated at the lower of cost or market and cost is determined by the average cost method.  Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to approximately $3,600 as of September 30, 2014.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is provided using the straight line method over the estimated useful life of the assets.  Electronic kiosks and related equipment have estimated useful lives between five and seven years.

Goodwill and Other Intangible Assets – Goodwill is the excess of the purchase price paid over the fair market value of the net assets acquired from the merger with U-Vend Canada, Inc. on January 7, 2014.  Goodwill is subject to annual impairment testing to determine whether there has been any impairment to the value of the goodwill or the intangible assets. If the carrying value exceeds its estimated fair value, an impairment loss would be recognized.  Net intangible assets at September 30, 2014 reflect the fair market value of the operating agreement with Mini Melts USA acquired in the merger of U-Vend Canada on January 7, 2014 and is amortized in selling expense on the condensed consolidated statement of operations over its estimated useful life of five years. (See Note 2.)

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face amount, net of any unamortized discounts. The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Revenue Recognition - Revenue is recognized from distributing co-branded self-serve products from the Company’s electronic kiosks.  As of September 30, 2014 the Company operates 78 electronic kiosks and 2 Grab N Go freezers in the greater Chicago, Illinois region and markets products supplied by its co-branding partners. Revenue is recognized at the time each vending transaction occurs, the payment method is approved and the product is disbursed from the machine.

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

As of September 30, 2014, there were approximately 40.9 million (2,325,000 at September 30, 2013) shares potentially issuable under convertible debt agreements, options, warrants and contingent shares that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

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

Reclassifications - Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to current period presentation. These reclassifications had no effect on the results of operations or cash flows for the periods presented.

Accounting Pronouncement - In August 2014, the FASB issued ASU 2014-15, ”Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-15 will have on its consolidated financial statements and has not yet determined when to adopt the new standard.

NOTE 2. MERGER WITH U-VEND CANADA, INC.

On January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc. (“U-Vend Canada”). Pursuant to the agreement, which was amended on April 30, 2014 effective as of January 7, 2014, the Company acquired all the outstanding shares of U-Vend Canada in exchange for 3,500,000 newly issued shares of the Company’s common stock with a par value of $0.001 per share. Certain shareholders of U-Vend Canada will also have the ability to earn up to an additional 4,522,850 shares of the Company’s common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015.  In addition, the Company issued an aggregate of 1,354,111 shares of Common Stock as compensation for their services in connection with the transaction contemplated by the merger agreement. The Company issued 389,520 shares of common stock to its Chief Executive Officer in connection with the merger agreement. The Company incurred approximately $264,000 in broker, advisory and professional fees associated with the merger.

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

Contingent Consideration - The Agreement allows for an earn-out based on 2014 and 2015 gross revenue targets. In the event that consolidated gross revenue during the calendar year 2014 exceeds $1,000,000 then the Company shall issue to Paul Neelin and Diane Hope, allocated to them on an equal basis and no other U-Vend Canada shareholders, an additional 2,261,425 shares of common stock.  In addition, in the event that consolidated gross revenue exceeds $2,000,000 during the calendar year 2015, the Company shall issue to Paul Neelin and Diane Hope, allocated to them on an equal basis and no other U-Vend Canada shareholders, an additional 2,261,425 shares of common stock.  These conditional shares are issued solely to Paul Neelin and Diane Hope in order to restore their ownership of the total shares issued for consideration to their approximate pre-merger ownership in U-Vend Canada.  In the event that consolidated gross revenue equals not less than 80% nor more than 99% of the $1,000,000 and $2,000,000 gross amounts described above, then the Company shall issue to Paul Neelin and Diane Hope and no other U-Vend Canada shareholders, allocated to them on an equal basis, additional shares of common stock computed by determining the percentage of gross revenue achieved relative to the target revenues described above. Any shortfall or overage of shares measured in 2014 can be combined to the actual revenue earned in 2015 to earn the maximum shares in the earn-out provision.  The issuance of the earn-out shares is conditional on U-Vend, Inc. providing access to a minimum level of financing needed to achieve the earn-out gross revenues.  In the event that the gross revenue targets are not obtained and the minimum level of financing was not provided during the respective period, then at the end of each period Paul Neelin and Diane Hope shall receive the additional shares described above. At the time of the merger management estimated the probability of meeting these earn-out targets. At September 30, 2014 the consolidated balance sheet reflects a liability estimated at $207,833 in regard to this contingent consideration.

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

Unaudited Pro Forma Results	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Revenues	$182,166	$-
Gross profit	$77,311	$-
Net loss	$(1,451,611)	$(640,603)
Basic and fully diluted loss per share	$(0.18)	$(0.17)

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

As of September 30, 2014, total outstanding Senior Convertible Notes had a face value of $370,000 and is presented net of unamortized debt discounts of $140,879, resulting in a carrying amount of $229,121. During the three and nine months ended September 30, 2014, $106,086 and $275,505 was amortized and recorded as amortization expense from debt discount. There were no new borrowings under this agreement in the third quarter of 2014.

On June 17, 2014 the Company and Cobrador entered into an agreement to extend the maturity of certain of the notes issued in 2013. Accordingly, Cobrador consented to the extension of the maturity dates of the notes dated June 18, 2013 and August 21, 2013 to December 26, 2014.  Also, during the second quarter of 2014, certain of the terms of certain of the Cobrador notes were modified.  The notes issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have an exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants.

The Company and the Investor have entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes and the Warrants. The Company is required to file a registration statement within 120 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company fails to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. The terms of this registration rights agreement do not limit the maximum potential consideration (including shares) to be transferred. Management believes it is not probable they will incur a penalty for failure to file the registration statement and for it to become effective, therefore as of September 30, 2014, the Company has not accrued any amount for potential registration rights penalties.

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

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of all outstanding warrants issued in connection with this SPA aggregate $463,848 as of September 30, 2014. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

Financing costs associated with the Senior Secured Convertible Note and $50,000 of the Subordinated Convertible Note payable (see Note 4) are included in deferred financing costs on the condensed consolidated balance sheet at September 30, 2014.  These costs are amortized to interest expense over the term of the respective notes. Amortization of financing costs in the three and nine months ended September 30, 2014 was $14,719 and $36,244, respectively.

NOTE 4. CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTES PAYABLE

Promissory and Convertible Notes Payable– Director
During the third quarter of 2014, the director exercised his rights to convert the principal on two convertible notes with a combined principal balance of $100,000 in to 416,666 shares of the Company’s common stock. As a result of the conversion, the remaining unamortized debt discount was expensed and is included within the loss (gain) on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2014. The director also agreed to accept 208,340 shares of the Company’s common stock and 312,500 common stock warrants in exchange for full payment of $50,000 of outstanding principal on a promissory note which was due and payable in August of 2014. As of September 30, 2014 all principal on notes to this director had been satisfied.

Convertible Notes Payable
During the third quarter of 2014, the Company issued two subordinated convertible promissory notes: $75,000 with an interest rate of 10% is due and payable on August 25, 2015 and $50,000 with an interest rate of 10% is due and payable on August 13, 2015. The principal on these notes is convertible into common shares at the rate of $0.30 per share. In connection with these borrowings the Company granted a total of 208,334 warrants with an exercise price of $0.35 per share and 5 year terms. The Company allocated $46,095 of the proceeds received to debt discount based on the computed fair value of the notes and the warrants issued.  The warrants issued have a “down round provision” and as a result, are classified as derivative liabilities for accounting purposes and valued at $4,048, reflecting debt discount and warrant liability.  The resulting fair value allocated to the debt components of $120,952 was used to measure the intrinsic value of the embedded conversion option of the subordinated convertible notes.  This resulted in a beneficial conversion feature of $42,047 recorded to additional paid in capital.  Amortization on debt discount of $11,499 was recognized in the three and nine months ended September 30, 2014.  The carrying value of these subordinated convertible notes was $90,504 as if September 30, 2014.

The debt conversion price on the subordinated convertible notes issued in the third quarter of 2014 are subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lenders agreed to restrict their ability to convert the subordinated convertible note and receive shares of the Company if the number of shares of common stock beneficially held by the lenders and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lenders from converting notes payable into common stock after selling shares owned into the market. The Company has provided for piggy-back registration rights on any registration statement covering 110% of the maximum number of shares underlying these notes and warrants.

The Company acquired two convertible notes in connection with the U-Vend Canada merger on January 7, 2014. As of September 30, 2014 these convertible notes have a carrying value of $112,500.  These convertible promissory notes reached maturity on July 26, 2014 and September 14, 2014.  The note holders have the option of debt conversion at 80% of the market price of the Company’s common stock on the date of maturity, conversion at $1.00 per share or cash repayment. The note holders are currently evaluating these options, as defined in the debt agreement, including extension of the debt maturity date.

Promissory Notes Payable
During the second quarter of 2014, the Company issued a $10,000 promissory note due and payable on November 30, 2014.  In connection with this borrowing the Company granted 41,667 warrants with an exercise price of $0.24 per share and a 2 year term.  The Company valued the Warrants at fair value of $1,970 after reflecting a debt discount on the promissory note. The carrying value of this note at September 30, 2014 was $9,344.

During the first quarter of 2014, the Company issued two promissory notes to former shareholders of U-Vend Canada and current employees the Company.  The original amount of the Neelin note was $47,295 and has a term of 5 years and accrues interest at 20% per annum. The original amount of the Young note was $10,512 has a term of 3 years and accrues interest at 17% per annum.  The total debt outstanding on these promissory notes at September 30, 2014 was $55,053.

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

The following schedule provides minimum future rental payments required as of September 30, 2014, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2014	$68,178
2015	136,355
2016	126,822
2017	25,831
Total minimum lease payments	357,186
Guaranteed residual value	206,833
564,019
Less: Amount represented interest	(123,332)
Present value of minimum lease payments and guaranteed residual value	440,687
Less: Current portion of capital lease obligations	(102,000)
Long term capital lease obligations and guaranteed residual value	338,687
Less: Unamortized debt discount on capital leases	(49,591)
Long term capital lease obligations and guaranteed residual value, net	$289,096

Equipment held under capital leases at September 30, 2014 had a cost of $465,500 and accumulated depreciation of $38,229. Total depreciation expense during the three months and nine months ended September 30, 2014 amounted to $21,324 and $43,324 respectively, including equipment held under capital leases.

NOTE 6. REVOLVING NOTE FROM RELATED PARTY

Revolving Credit Agreement
The Company has a revolving credit agreement with Mr. Raymond Meyers, a shareholder and chief executive officer of the Company. This credit agreement allows borrowings at the discretion of Mr. Meyers and matured at September 30, 2014. The outstanding balance on the credit agreement bears interest at an annual rate of 6% above one year LIBOR and is secured by all of the assets of the Company. In the event of default and upon the expiration of any applicable cure period, Mr. Meyers, in his sole discretion may request repayment in the form of newly issued common stock of the Company. As of September 30, 2014 the revolving credit line had no outstanding balance ($0 - December 31, 2013).   The Company is reviewing the possible extension of this revolver.  A renewal agreement has not yet been finalized between the Company and Mr. Meyers.

NOTE 7. STOCKHOLDERS’ DEFICIENCY

The Company has authorized shares of common stock of 600,000,000 shares.

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31, 2013	2,446,276	2,446	$1,442,729	$(1,774,262)	$(329,087)
Stock based compensation	389,520	389	146,144	-	146,533
Common shares issued for advisor fees	1,354,111	1,354	188,221	-	189,575
Shares issued in satisfaction of accrued interest	8,621	9	491	-	500
Shares issued for conversion and settlement of debt with director	625,006	625	149,437	-	150,062
Shares issued for services	66,667	67	19,433	-	19,500
Common shares issued for capital lease obligation	346,961	347	66,898	-	67,245
Warrant exercised	797,000	797	70,863	-	71,660
Debt discount related to beneficial conversion	-	-	96,471	-	96,471
Warrant liability reclassified to equity as a result of reverse stock split – adequate authorized shares available	-	-	52,833	-	52,833
Warrants granted for debt obligation	-	-	21,947	-	21,947
Warrants granted for services	-	-	33,057	-	33,057
Repurchase of beneficial conversion feature in connection with debt extinguishment	-	-	(90,000)	-	(90,000)
Shares issued in acquisition of U-Vend Canada	3,500,000	3,500	417,900	-	421,400
Net loss	-		-	(1,451,611)	(1,451,611)
Balance at September 30, 2014	9,534,162	9,534	$2,616,424	$(3,225,873)	$(599,915)

The fair value of warrants outstanding at September 30, 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

During the third quarter of 2014, 400,000 common stock warrants were exercised at $0.12 per share resulting in cash proceeds of $48,000 to the Company. Also during the third quarter of 2014, the Company granted 350,000 common stock options to an officer. As of September 30, 2014, 250,000 of these options were vested.  As of September 30, 2014, unrecognized compensation cost related to this option grant amounted to $29,571 and will be recognized over the next 20 months.

At September 30, 2014 the Company had 28,092,455 warrant securities outstanding as summarized below.

		Exercise
	Warrants	Price	Expiration
Warrants acquired in U-Vend merger 1/7/14	1,142,336	$0.24	September 2015 – December 2016
2011 Common share private placement warrants	12,500	$60.00	March 2018
2012 Private placements warrants	750	$30.00	March - April 2015
2013 Series A warrants Senior Convertible Notes	6,000,000	$0.05	June - December 2015
2013 Series B warrants Senior Convertible Notes	6,000,000	$0.06	June - December 2018
2013 Lease obligation warrants	986,250	$0.20	November 2016
2014 Warrants for services	888,760	$0.05	June 2015 – December 2015
2014 Warrants for services	1,078,760	$0.06	June 2018 - December 2018
2014 Warrants for services	35,000	$0.24	January 2016
2014 Warrants for services	18,480	$0.01	January 2016
2014 Series A warrants Senior Convertible Notes	5,100,000	$0.05	January 2016- June 2016
2014 Series B warrants Senior Convertible Notes	5,100,000	$0.06	January 2019- June 2019
2014 Lease obligation warrants	246,563	$0.20	March 2017
2014 Lease obligation warrants	483,889	$0.18	May 2017
2014 Issued with Promissory Note	41,667	$0.24	May 2016
2014 Issued with Note Payable - Director Warrants	729,166	$0.24	December 2016-July 2017
2014 Warrants for services	20,000	$0.35	August 2019
2014 Warrants subordinated convertible debt	208,334	$0.35	August 2019

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014.

Balance at January 1, 2014	$214,609
Allocation of proceeds related to senior convertible notes as derivative liabilities due to “down round” provision	255,936
Allocation of proceeds related to subordinated convertible notes as derivative liabilities due to “down round” provision	4,048
Extinguishment of June 18, 2013, August 21, 2013 and October 17, 2013 senior convertible notes	(87,921)
Warrants classified as derivative liabilities due to inadequate shares authorized to accommodate the exercise of all outstanding equity instruments	52,833
Adjustment of warrants classified as derivative liabilities to additional paid-in capital as a result adequate shares authorized due to reverse stock split on May 16, 2014	(52,833)
Unrealized loss on fair market value adjustment	81,224
Balance at September 30, 2014	$467,896

The fair value of warrants outstanding at September 30, 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

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

As a result of the board of directors committing to a plan to sell LegalStore.com, the related assets and liabilities were considered to be held for sale and were presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company presented the results of LegalStore.com operations as discontinued operations in the accompanying condensed consolidated statements of operations and statements of cash flows as of and for the nine months ended September 30, 2013.

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

2014	$31,007
2015	29,095
2016	29,516
2017	28,602
2018	22,325
2019	6,210
$146,755

NOTE 11. SUBSEQUENT EVENTS

Senior Convertible Notes
On November 4, 2014, the Company borrowed $20,000 in principal under the SPA dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP as described in Note 3. The senior convertible note bears interest at 7% per year and has a one year term. This principal is convertible into 400,000 common shares at a conversion rate of $0.05 per share.  The Company issued 600,000 Series A warrants with an exercise price of $0.05 per share and a two year term from the date of the debt issuance and 600,000 Series B warrants with an exercise price of $0.06 per share and a five year term under previously described terms.

Convertible Note and Warrants
On October 30, 2014, the Company issued a subordinated convertible note of $10,000 due and payable on October, 2015. The principal on this note is convertible into common shares at the rate of $0.30 per share. In connection with this borrowing the Company granted 16,667 warrants with an exercise price of $0.35 per share, a 5 year term, and a "down round provision". The debt conversion price on the subordinated convertible note is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lender agreed to restrict their ability to convert the subordinated convertible note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lender from converting notes payable into common stock after selling shares owned into the market. The Company has provided for piggy-back registration rights on any registration statement covering 110% of the maximum number of shares underlying these notes and warrants.

Lease Obligation
In connection with the Company’s expansion into the Southern California region, on October 23, 2014 the Company entered into a twenty four month equipment lease agreement with Perkin Industries, LLC (“the lessor”) for equipment and working capital assets worth approximately $250,000.  During the fourth quarter of 2014, the Company installed the leased equipment, consisting of self-service revenue kiosk and freezers in service in the Company’s Southern California region.  As per the terms of the agreement, the Company is obligated to pay $3,125 per month for the term of the agreement representing interest only at the rate of 15% per annum.

The agreement includes a put/call option that allows the lessor, at the end of the first year, to put fifty percent of leased equipment back to the Company for a payment of $125,000.  The Company has the option to call fifty percent of the equipment from the lessor for purchase at the end of the first year for $125,000.  Further, if the first year put or call is exercised, the monthly interest-only payment shall be reduced by fifty percent. At the end of year two, the lessor shall have the option to put and the Company shall have the option to call the remaining fifty percent of the obligation in the amount of $125,000. If the first year put/ call options have not been exercised, the lessor shall be permitted to put one hundred percent and the Company shall be permitted to call one hundred percent of the equipment back to the Company for the purchase of $250,000.

The lessor received a warrant to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.35 per share and a term of three years in connection with this lease obligation.  The Company is in the process of evaluating the impact of the lease agreement on the condensed consolidated financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2014 and September 30, 2013

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

Management's Plans - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,451,611 during the nine months ended September 30, 2014, has incurred accumulated losses totaling $3,225,873, and has a working capital deficit of $1,107,332 at September 30, 2014. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations for the nine months ended September 30, 2014 and September 30, 2013

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

Revenue
The Company earned $182,166 in revenue for the nine months ended September 30, 2014 and had no revenue from continuing operations in the comparable period in 2013. With the acquisition of U-Vend on January 7, 2014, the Company acquired an Operator Agreement with Mini Melts USA offering Mini Melts ice-cream products through the Company’s electronic kiosks. The agreement allows the Company to place these kiosks in high volume big box stores, sporting facilities and shopping malls though out the Chicago area. During 2014, the Company added 37 electronic kiosks in the greater Chicago, IL area generating sales for products supplied by our co-branding partners.  As of September 30, 2014, the Company had 78 electronic kiosks and 2 Grab N Go freezers in operation in the Chicago, IL area.   The Company believes that the Mini Melts ice-cream revenues have a seasonality that is benefitted by warm weather during the summer months.  The Company does not have adequate historical experience to estimate the impact of this seasonality. Subsequent to September 30, 2014, the Company expanded its operations to the Southern California region with the installation of 30 electronic kiosks.  Management believes this region will alleviate some of the seasonality of revenues described above.

Cost of revenue and Gross Profit
During the nine months ended September 30, 2014 the Company incurred direct product costs including material, freight, delivery, and depreciation of $104,855.  The Company realized a gross profit of $77,311 reflecting a margin of 42% in the nine month period ended September 30, 2014.  There were no sales, cost of revenue or gross profits from continuing operations in the nine month period ended September 30, 2013.

Operating Expenses
Total operating expenses for continuing operations were approximately $1,140,000 for the nine months ended September 30, 2014 compared to approximately $252,000 in the prior year nine month period.  This reflects an increase in total selling, general and administrative costs of approximately $888,000 compared to the nine month period in 2013. The operating expenses incurred in 2014 reflect management’s investment in the acquisition and development of the electronic kiosk market and expects operating expenses will continue to increase as the business expands its geographic markets and product offerings in future quarters.

Selling expenses of approximately $304,000 include approximately $121,000 in salaries and commissions and approximately $41,000 in travel and entertainment expenses that are directly related to the development of revenue growth and host location relationships.  Selling expenses also include $65,000 in non-cash amortization expense related to the MiniMelt Operating Agreement acquired with the merger in January 2014. Host commission fees and service bureau fees payable to third parties totaled $55,000 and office support costs were approximately $22,000 in the nine month period ended September 30, 2014.

General and administrative expenses totaled approximately $836,000 for the nine month ended September 30, 2014. Non-cash expenses of $359,000 are included in general and administrative expenses in the nine months ended September 30, 2014 relate to common shares and warrants granted for services and for employee option expenses reflecting vesting of previously granted employee stock options. General and administrative expenses for the nine month ended September 30, 2014 also include $259,000 in professional, consulting and advisory fees, $96,000 in salaries and benefits, and $122,000 of office, rent, insurance and other miscellaneous expenses.

Other (Income) Expense, Net
Other expenses include: interest and amortization incurred on the debt obligations of the Company, changes to fair market value of warrant liabilities that include “down round” provisions, and other non-operating items. Net other expenses for continuing operations were approximately $414,000 for the nine months ended September 30, 2014.

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. During the nine months ended September 30, 2014, the Company recognized a loss on the fair market value of warrant liabilities in the amount of approximately $81,000.

During the nine months ended September 30, 2014 the Company recorded amortization on debt discount of $336,089, and amortization of deferred financing costs of $36,244 in connection with debt obligations, including debt acquired in the merger and the senior convertible debt agreement.

The Company recognized gains of $114,266 on extinguishment of certain debt instruments in the nine month period ended September 30, 2014.  A gain of $121,898 was recognized in the second quarter of 2014, resulting from modification to certain of the terms of certain of the Cobrador notes.   The notes that had terms modified were issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock on date of issuance were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have and exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants.  The Company recognized a gain of $23,438 upon maturity of two convertible notes in the third quarter when it was determined that the conversion feature would not be acted upon by the debt owners.  The gain results from the adjustment of the carrying value to face value upon the maturity date.

Interest expense for the nine months ended September 30, 2014 was approximately $110,000 compared to approximately $29,000 in the nine months ended September 30, 2013.  The increase in interest expense in 2014 is associated with the borrowings under the senior convertible debt, convertible debt acquired from U-Vend Canada, new convertible and promissory agreements and lease obligations entered into in 2014.

Discontinued Operations
In 2013 the Company realized net income of $19,174 from the LegalStore.com operations that were sold in the first quarter of 2013. The total purchase price of $210,241 was offset by the net assets and liabilities transferred of $206,402 generating a $3,839 gain on the sale of LegalStore.com.

Net Loss
As a result of the foregoing, our net loss for the nine months ended September 30, 2014 increased by approximately $1,175,000 to approximately $1,452,000 compared to a net loss of approximately $277,000 incurred the nine month period ended September 30, 2013.

Results of Operations for the three months ended September 30, 2014 and September 30, 2013

Revenue
The Company earned approximately $87,000 in revenue for the three months ended September 30, 2014 and had no revenue from continuing operations in the comparable period in 2013. With the merger with U-Vend Canada on January 7, 2014, the Company acquired 33 electronic kiosks generating sales for products supplied by our co-branding partners and now operates 78 electronic kiosks and 2 Grab N Go freezers in the greater Chicago, IL area.

Cost of revenue and Gross Profit
During the three months ended September 30, 2014 the Company incurred direct product costs including material, freight, delivery, and depreciation of approximately $51,000.  The Company realized a gross profit of approximately $36,000 reflecting a margin of 41%. There were no sales, cost of revenue or gross profits from continuing operations in the three months ended September 30, 2013.

Operating Expenses
Total operating expenses for continuing operations were approximately $388,000 for the three months ended September 30, 2014 compared to approximately $73,000 in the prior year.

Selling expenses of approximately $114,000 include approximately $40,000 in salaries and commissions and approximately $16,000 in travel and entertainment expenses that are directly related to the development of revenue growth and host location relationships.  Selling expenses also include $22,000 in non-cash amortization expense related to the MiniMelt Operating Agreement acquired with the merger in January 2014. Commission fees and service bureau fees payable to third parties totaled $28,000 and other miscellaneous costs of $8,000 were incurred in the third quarter of 2014.

General and administrative expenses were approximately $274,000 for the three month ended September 30, 2014 and include $90,000 for non-cash expenses for employee option expense vesting of grants and common shares issued for services during the period.  General and administrative expenses for the three month ended September 30, 2014 also include $94,000 in professional, consulting and advisory fees, $36,000 in salaries and benefits, and $54,000 of office, rent, insurance and other miscellaneous expenses.

Other (Income) Expense, Net
Total other costs from continuing operations reflect income of approximately $42,000 for the three months ended September 30, 2014 compared to and net expense of approximately $28,000 in the three month period ended September 30, 2013. During the three month period ended September 30, 2014, the Company recognized income from the change in the fair market value of warrant liabilities in the amount of approximately $196,000. The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.

During the three month period ended September 30, 2014 the Company recorded amortization on debt discount of approximately $123,000 and amortization of deferred financing costs of approximately $14,000 in connection with debt obligations, including debt acquired in the merger and the senior convertible debt agreement.

Interest expense for the three months ended September 30, 2014 was approximately $46,000 compared to approximately $9,000 in comparable period in 2013.  The increase in interest expense in 2014 is associated with the borrowings under the senior convertible debt, convertible debt acquired from U-Vend Canada, new convertible and promissory agreements entered and lease obligations entered into in 2014.

Net Loss
As a result of the foregoing, our net loss for the three months ended September 30, 2014 increased by approximately $185,000 to $286,000 compared to a net loss of approximately $101,000 incurred the three month period ended September 30, 2013.

Liquidity and Capital Resources
At September 30, 2014, we had a working capital deficiency of approximately $1,107,000 compared to working capital deficiency of approximately $131,000 at December 31, 2013. The increase in the working capital deficiency is due to borrowings under the SPA of senior convertible notes recorded net of unamortized discounts, new promissory and subordinated convertible notes, debt acquired in the merger with U-Vend Canada, and lease obligations entered into for revenue producing equipment. During the nine months ended September 30, 2014, our operating activities from continuing operations used cash of approximately $342,000 compared to approximately $124,000 used during the nine month period ended September 30, 2013.

During the nine month period ended September 30, 2014, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $609,000 of cash, and working capital items provided approximately $267,000 of cash. The principal component of these working capital changes was an increase in our accounts payable, accrued expenses and amounts due to officers. During the nine month period ended September 30, 2013, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $240,000 of cash, and working capital items provided approximately $139,000 of cash. The Company estimates that cash needs to support general and administrative efforts is approximately $50,000 per month.

During the nine months ended September 30, 2014, we received $121,344 in proceeds from senior convertible notes net of financing costs, $115,082 in proceeds from subordinated convertible notes net of financing costs, $10,000 from a promissory note used to satisfy operating costs and $50,000 in proceeds from a convertible note payable from a director. The Company also received $71,660 in cash proceeds resulting from the exercise of common stock warrants during the nine months ended September 30, 2014.

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

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face amount, net of any unamortized discounts. The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  On June 1, 2014, we hired the consultant we previously utilized as a full time Chief Financial Officer.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the third quarter of 2014, the Company issued two subordinated convertible notes totaling $125,000 with an interest rate of 10% and one year terms. These notes are convertible into 416,667 shares of common stock at $0.30 per share. The Company issued 208,334 warrants with an exercise price of $0.35 per share and 5 year terms in connection with this debt.

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

U-VEND, INC.
November 18, 2014	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer (Principal Executive Officer)