Form 10-K
period 2014-12-31
U-Vend, Inc.
filed 2015-04-15
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2014

or

☐ Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
Commission File Number: 333-165972

U-VEND, INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

          Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer   ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $1,303,475 based upon price of such common stock was last sold on June 30, 2014.

As of April 10, 2015 there were 13,590,732 shares of Common Stock of U-Vend, Inc. outstanding.

U-VEND, INC.

PART I

ITEM 1 - BUSINESS

Overview

U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.”  We are headquartered in Santa Monica, California and maintain operations on Chicago, Illinois and in southern California.  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com.  Information contained on our websites is not a part of this annual report.

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

The Company’s “next-generation” vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management.  Our kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards.  Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings.   This approach has the ability to add digital LCD monitors to most makes and models of their kiosk program. This allows the digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

Employees

As of December 31, 2014, we had five full-time employees, two part-time employees, and one contracted position.  None of our employees are subject to collective bargaining agreements.

Websites

We maintain one active website, www.u-vend.com which serves as our corporate website and contains information about our company and business.  The Company owns over 12 domain names for future use or for strategic competitive reasons.

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

ITEM 1A – RISK FACTORS

An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks.  The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. In such case, we may not be able to proceed with our planned operations and your investment may be lost entirely. The trading price of our common stock could decline due to any of these risks.  In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our consolidated financial statements.  An investment in our securities should only be acquired by persons who can afford to lose their entire investment without adversely affecting their standard of living or financial security.

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

We may need to obtain additional funding due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, a need for working capital for growth, increased investment in capital equipment or the acquisition of businesses, services or technologies. If we do need to obtain funding, it may not be available on acceptable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

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

Our industry has in the past been, and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time.  In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us may adversely affect our business, financial condition and results of operations.

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

As we begin to scale our business we may make errors in predicting and reacting to relevant business trends, which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations, and we cannot be certain that historical revenue experience for new kiosks will be sustainable in the future.

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

Our consumers’ use of many of our products and services is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With economic uncertainty still affecting potential consumers, we may be impacted by more conservative purchasing tendencies with fewer non-essential products and services purchased during the coming periods if the current economic environment continues. In addition, because our business relies in part on consumers initially visiting host locations to purchase products and services that are not necessarily our products and services, if consumers are visiting retailers less frequently and being more careful with their money when they do, these tendencies may also negatively impact our business.  Further, our ability to obtain additional funding in the future, if and as needed, through equity issuances or loans, or otherwise meet our current obligations to third parties, could be adversely affected if the economic environment continues to be difficult. In addition, the ability of third parties to honor their obligations to us could be negatively impacted, as retailers, suppliers and other parties deal with the difficult economic environment. Finally, there may be consequences that will ultimately result from the current economic conditions that are not yet known, and any one or more of these unknown consequences (as well as those currently being experienced) could potentially have a material adverse effect on our financial condition, operating results and liquidity, as well as our business generally.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our kiosks, our ability to develop and commercialize new products and services, and our ability to successfully integrate acquisitions and other third-party relationships into our operations. Our operating results could fluctuate and may continue to fluctuate based upon many factors, including:
•	fluctuations in revenue generated by kiosk businesses;
•	fluctuations in operating expenses, such as transaction fees and commissions we pay to our host locations;
•	our ability to establish or maintain effective relationships with significant partners, host locations and suppliers on acceptable terms;
•	the amount of service fees that we pay to our host locations;
•	the transaction fees we charge consumers to use our services;
•	the commercial success of our host locations, which could be affected by such factors as general economic conditions, severe weather or strikes;
•	the successful use and integration of assets and businesses acquired or invested in;
•	the level of product or price competition;
•	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;
•	activities of, and acquisitions or announcements by, competitors; and;
•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions and divestitures.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

·	trading volume of our shares;
·	number of securities analysts, market-makers and brokers following our common stock;
·	changes in, or failure to achieve, financial estimates by securities analysts;
·	new products or services introduced or announced by us or our competitors;
·	actual or anticipated variations in quarterly operating results;
·	conditions or trends in our business industries;
·	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
·	additions or departures of key personnel;
·	sales of our common stock; and
·	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, our shares are currently traded on the OTC QB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

As of April 10, 2015 our Board of Directors and our executive officers own approximately 35 percent of our outstanding common stock.  Accordingly, these stockholders, if they act together, will have considerable influence over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

Our Certificate of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Stockholders therefore will have only limited recourse against these individuals.

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

We have identified our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  Due to the material weaknesses in internal control over financial reporting and disclosure controls and procedures, there may be errors in the Company’s consolidated financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

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

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval.  As of April 10, 2015, there are 13,590,732 shares of our common stock outstanding. Further, as of April 10, 2015, there are approximately 43 million instruments outstanding that can be converted into shares of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We lease approximately 3,600 square feet of office and warehouse space at 2475 Devon Road, Elk Grove, IL at a rate of $1,875 per month on a five year lease expiring October 2018. We lease approximately 2,800 square feet of office and warehouse space at 1080 N. Batavia Street Suite A in Orange CA at a rate of $2,464 per month on a one year lease expiring February 2016.   These locations are used to service our self-serve electronic kiosks in the respective geographic areas.  Our corporate mailing address is 1507 7th Street, Unit 425, Santa Monica, CA 90401.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTCQB, where it trades under the symbol “UVND”.

The table below sets forth the range of quarterly high and low closing sales prices for our common stock for 2014 and 2013. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ending December 31, 2014

First Quarter	$0.36	$0.07
Second Quarter	$0.40	$0.14
Third Quarter	$1.00	$0.15
Fourth Quarter	$0.49	$0.21

	High	Low
Year ending December 31, 2013

First Quarter	$19.00	$1.60
Second Quarter	$6.40	$0.80
Third Quarter	$1.60	$0.40
Fourth Quarter	$0.40	$0.20

The last reported sales price of our common stock on the OTC Bulletin Board on April 10, 2015 was $0.25.

Issued and Outstanding
Our certificate of incorporation authorizes 600,000,000 shares of Common Stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2014, we had 10,151,390 shares of Common Stock, and 0 shares of Preferred Stock issued and outstanding.

Stockholders
As of December 31, 2014, we had approximately 950 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends
We did not pay dividends during 2014 or 2013.  We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future

Stock Transfer Agent and Warrant Agent
Our stock transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. We act as our own warrant agent for our outstanding warrants.

Recent Issuances of Unregistered Securities
Shares issued for services: During the fourth quarter of 2014, the Company issued an aggregate of 165,000 common shares ranging from $0.21 to $0.25 per share to three firms that provided investor relations services. The shares of common stock issued in this transaction have not been registered under the Securities Act of 1933, as amended and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Shares issued for Earn-Out - The U-Vend Canada merger agreement (see Note 2 to the consolidated financial statements) provided for an earn-out based on 2014 and 2015 gross revenue targets. Subsequent to December 31, 2014, the Company’s board of directors recommended that the first year aggregate earn-out of 2,261,425 shares of common stock be paid to Paul Neelin and Diane Hope (in equal amounts) as the Company did not receive the anticipated level of financing. On April 7, 2015 the Company issued 1,130,713 common shares to Paul Neelin and 1,130,712 shares to Diane Hope in connection with the earn-out provision of the merger agreement.

During the first quarter of 2015, the Company issued an aggregate of 70,000 common shares (at share prices ranging from $0.16 to $0.18 per share) to two firms that provided business development and design services. The shares of common stock issued in this transaction have not been registered under the Securities Act of 1933, as amended and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

10% Convertible Notes with Warrants: During the fourth quarter of 2014, the Company issued two subordinated convertible notes totaling $21,000 with an interest rate of 10% and one year terms.  These notes are convertible into 70,000 shares of common stock at $0.30 per share.  The Company issued 35,000 warrants with an exercise price of $0.35 per share and 5 year terms in connection with this debt.

These securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.  This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Convertible Promissory Note:  On December 19, 2014, the Company issued a convertible promissory note with a face value of $54,000, an interest rate of 8% and a September 23, 2015 maturity date.  This note has a variable conversion price based on 58% of the market price measured based on the average of the lowest 3 day trading prices for the Company’s common stock during the 10 trading day period ending prior to the conversion.

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

Warrants Issued with Secured Equipment Financing: On October 21, 2014, the Company entered into a $250,000 secured equipment financing in connection with the purchase of revenue producing and working capital assets for the southern California region.  The Company issued 200,000 warrants with an exercise price of $0.35 per share and a three year expiration date in connection with this equipment financing. On January 8, 2015 the Company entered into a $65,750 secured equipment financing with the same lender in connection with the purchase of additional assets for the southern California region.  The Company issued 52,600 warrants with an exercise price of $0.35 per share and a three year expiration date in connection with the 2015 equipment financing.

These warrant securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.  This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Share Repurchased by the Registrant
We did not purchase or repurchase any of our securities in the year ended December 31, 2014 and 2013.

Securities authorized for issuance under equity compensation plans
On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The total number of shares of common stock available for issuance under the Plan is 5,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years.

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

The following table sets forth information as of December 31, 2014 regarding equity compensation plans under which our equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by securities holders (1)	360,650	$1.99	4,639,350

Total	360,650		4,639,350

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

General
U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.”  We headquartered in Santa Monica, California and maintain operations on Chicago, Illinois and in southern California.  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com.  Information contained on our websites is not a part of this annual report.

Nature of Business
The Company entered the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America with the merger with U-Vend Canada, Inc. on January 7, 2014. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges.  Currently, the Company leases, owns and operates their kiosks but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management.  Our kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards.  Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings.   Our approach to the market includes the addition of digital LCD monitors to most makes and models of their kiosk program. This would allow us to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

Management's plans
The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company incurred a loss of approximately $2,003,000 during the year ended December 31, 2014, has incurred accumulated losses totaling approximately $3,777,000, has a stockholders’ deficiency of approximately $934,000 and has a working capital deficit of approximately $1,843,000 at December 31, 2014. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company needs to raise additional financing to fund the Company’s operations for fiscal year 2015, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

As discussed above, on January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the stockholders of U-Vend. The Company believes the merger with U-Vend will provide it with business operations and also necessary working capital.  The Company is in discussion for raising additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Results of Operations: For the Years Ended December 31, 2014 and December 31, 2013

Revenue
The Company had $268,804 in revenue from continuing operations for the year ended December 31, 2014 and had no revenue for the year ended December 31, 2013. The Company has 104 electronic kiosks installed as of December 31, 2014; 76 in the greater Chicago, Illinois area and 28 in the southern California area. The kiosks in California were installed during the fourth quarter of 2014.

Operating Expenses
Total selling expenses for continuing operations were $414,148 for the year ended December 31, 2014 compared to $0 in the year ended December 31, 2013.  The Company began its current business efforts with the acquisition of the U-Vend Canada business in January 2014.  The business acquired from U-Vend Canada was focused on the Chicago Illinois region and expanded to include southern California during the fourth quarter of 2014.  The Company has a depot and staffing to develop and service customers in each of these geographic regions.

Selling expenses
	For the year ended December 31, 2014	For the year ended December 31, 2013	Increase (decrease)
Salaries and benefits	$159,808	$-	$159,808
Amortization of operating agreement	86,319	-	86,319
Host commissions	68,321	-	68,321
Data processing service	18,653	-	18,653
Travel and entertainment	57,395	-	57,395
Kiosk, office and other	18,977	-	18,977
Sales tax	4,675	-	4,675
	$414,148	$-	$414,148

Total general and administrative expenses for continuing operations were $1,271,840 for the year ended December 31, 2014 compared to $339,885 for the year ended December 31, 2013.  As noted above, the Company began its current business efforts with the acquisition of the U-Vend Canada in January 2014. The increase in general and administrative costs in 2014 reflects this business growth and the related costs of public reporting and stockholder support.  Stock compensation costs include expense of $89,207 for options granted in 2014, payment of services and fees that were settled in common shares and/or warrants during the year.  Change in contingent consideration represents $261,241 for increase in the value of the obligation to certain of the U-Vend stockholders as defined in the merger agreement.  Professional fees and consultants incurred in 2014 are associated with the various audit, legal and financial services firm engaged in 2014 related to the business development and registration statements required by various debt agreements.

General and administrative expenses	For the years ended
	December 31, 2014	December 31, 2013	Increase (decrease)

Salaries and benefits	$178,964	$220,421	$(41,457)
Stock compensation costs	337,238	23,496	313,742
Professional fees and consultants	317,929	65,780	252,149
Rent and utilities	41,249	-	41,249
Office and support	31,627	1,105	30,522
Bank fees and service costs	18,410	-	18,410
Change in contingent consideration	261,241	-	261,241
Insurance	15,044	2,066	12,978
Printing	26,955	14,068	12,887
Shareholder expense	23,503	12,949	10,554
Travel and entertainment	19,680	-	19,680
	$1,271,840	$339,885	$931,955

Other Expenses
Other expenses include: amortization incurred on the debt obligations of the Company, interest expense, gain on debt extinguishment, changes to fair market value of warrant liabilities that include “down round” provisions, and other non-operating items. Net other expenses from continuing operations were $480,469 for the year ended December 31, 2014 compared to $68,209 during the year ended December 31, 2013.

During the year ended December 31, 2014, the Company recorded amortization on debt discount of $473,959, and amortization of deferred financing costs of $61,369 in connection with debt obligations, including debt acquired in the merger and the senior convertible debt agreement. During the year ended December 31, 2013, the Company recorded amortization on debt discount of $56,250, and amortization of deferred financing costs of $7,167. The increase in amortization during 2014 reflects additional borrowings with conversion features and warrant coverage.

Interest expense for the year ended December 31, 2014 was $156,740 compared to $35,882 in the year ended December 31, 2013.  The increase in interest expense in 2014 is associated with the borrowings under the senior convertible debt, convertible debt acquired from U-Vend Canada, new convertible notes, promissory notes and lease obligations entered into in 2014.

The Company recognized net gains of $114,266 on extinguishment of certain debt instruments in the year ended December 31, 2014 resulting from restructuring to certain of the terms of certain of the Cobrador notes.  The notes that had terms restructured were issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock on date of issuance were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have an exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants.

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. During the year ended December 31, 2014, the Company recognized income on the changes to market value of warrant liabilities in the amount of approximately $99,190.

The Company entered into two registration rights agreements covering the registration of securities with underlying common stock in connection with the senior convertible debt and one of the lease financing agreements. The Company was required to file a registration statement within a specified period of time after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline thereafter.  The Company met the filing and effectiveness criteria (as extended by the Senior Convertible Note holder and Lessor in April 2014) on November 21, 2014 which resulted in total penalties of $22,156 recorded by the Company at December 31, 2014.  The lenders have extended the due day for these payments until June 30, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

Discontinued Operations
In 2013 the Company realized net income of $19,174 from the LegalStore.com operations that were sold in the first quarter of 2013. The total purchase price of $210,241 was offset by the net assets and liabilities transferred of $206,402 generating a $3,839 as a gain on the sale of LegalStore.com.

Net Loss
As a result of the foregoing, our net loss for the year ended December 31, 2014 was $2,002,586 compared to a net loss of $387,281 incurred in 2013.

Liquidity and Capital Resources
At December 31, 2014, we had a working capital deficiency of approximately $1,843,000 compared to working capital deficiency of approximately $131,000 at December 31, 2013. The increase in the working capital deficiency is due to 2014 working capital and lease borrowings since December 31, 2013. During the year ended December 31, 2014, our operating activities from continuing operations used cash of approximately $502,000 compared to approximately $157,000 used during the year ended December 31, 2013.

During the year ended December 31, 2014, our operating losses from continuing operations, after adjusting for non-cash items, used approximately $899,000 of cash. Changes in working capital items provided approximately $397,000 of cash during the year ended December 31, 2014. The principal component of the working capital change since 2013 is an increase in our accounts payable, accrued expenses and amounts due to officers. During the year ended December 31, 2013, our operating losses from continuing operations, after adjusting for non-cash items, utilized approximately $331,000 of cash, and working capital items provided approximately $198,000 of cash.

During the year ended December 31, 2014, we received $198,500 in new senior convertible notes net of financing costs, $50,000 in new promissory notes and $200,000 in 10% subordinated convertible notes. During the year ended December 31, 2013, we had approximately $176,000 of senior convertible notes net of financing costs and $50,000 from a director.

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, we incurred a loss of $2,002,586 during the year ended December 31, 2014, have incurred accumulated losses totaling $3,776,848, have a stockholders’ deficiency of $934,305 and had a working capital deficit of approximately $1,843,000 at December 31, 2014. These factors, among others, indicate that we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statement for the year ended December 31, 2014, describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Business Combinations
Business combinations are recorded in accordance with FASB ASC 805 “Business Combinations.” Under the guidance, consideration transferred, including contingent consideration, and the assets and liabilities of the acquired business are recorded at their fair values on the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. FASB ASC 805 requires that for each business combination, one of the combining entities shall be identified as the acquirer and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination.  In a business combination effected primarily by exchanging equity interests, the acquirer is usually is the entity that issues its equity interests. In accordance with FASB ASC 805, if a business combination has occurred, but it is not clear which of the combining entities is the acquirer, U.S. GAAP requires considering additional factors in making that determination.  These factors include the relative voting rights of the combined entity, the composition of the governing body of the combined entity, the composition of senior management in the combined entity and the relative size of the combining entities. Under the guidance, all acquisition costs are expensed as incurred. The application of business combination accounting requires the use of significant estimates and assumptions.

Fair Value of Financial Instruments
Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, contingent consideration liability, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on December 31, 2014, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities includes unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Fair Value of Debt
Under ASC 480, Distinguishing Liabilities from Equity, the Company determined the notes payable are liabilities reported at fair value because the notes payable may be convertible into a variable number of common shares at fixed monetary amount, known at inception. The notes payable are to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the notes payable is measured by calculating possible outcomes of conversion to common shares and repayment of the notes payable, then weighting the probability of each possible outcome according to management’s estimates. The fair value measurement is classified as a Level 3 in the valuation hierarchy.

Derivative Financial Instruments
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision.” As a result, the warrants are classified as derivative liabilities for accounting purposes.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2014 or 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.

Share-Based Payments
We record our common shares issued based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended December 31, 2014 and 2013 follow Item 14, beginning at page F-1.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described below exists in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and our chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the 1992 COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of December 31, 2014, that our disclosure controls and procedures were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting
 There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since

Raymond Meyers	58	Chief Executive Officer, President,	April 2008

Paul Neelin	51	Secretary and Director	January 2014

Kathleen A. Browne	59	Chief Financial Officer, Principal Financial Officer	June 2014

Alexander A. Orlando	52	Director	April 2008

Patrick White	61	Director	October 2009

Philip Jones	46	Director	October 2009

The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

Raymond Meyers founded U-Vend, Inc. (formerly Internet Media Services, Inc.) in March 2007 and has been Chief Executive Officer and President since the Company’s inception.  Mr. Meyers founded and operated several technology-based companies, with the most recent one being eBoz, Inc., an Internet marketing tools company, which he operated from November 2001 to April 2005 and sold to Web.com (Nasdaq GM: WWWW), formerly Website Pros, Inc.,  in April 2005.  From April 2005 to December 2006 he was an employee of Web.com holding the position of General Manager, eBoz Division.  He was previously (from December 1996 to December 1999) CEO and President of ProtoSource Corporation, a NASDAQ listed company.  He is a graduate of Rutgers University with continuing education at UCLA. We believe that as a result of his service as our Founder, President and Chief Executive Officer since inception, which adds historical knowledge, operational expertise and continuity to our board of directors, and his extensive corporate management experience, including serving as the chief executive officer of a publically-held company, he  provides the board with a deep understanding of all aspects of our business, both strategically and operationally, and therefore should serve on our board.

Paul Neelin founded U-Vend Canada Inc. in 2009 which was subsequently acquired U-Vend, Inc. in January 2014.  Mr. Neelin serves as the Company’s Chief Operations Officer and is responsible for approving new product development, assisting in strategic acquisitions, managing brand partner relationships, and overseeing national and international growth.  He offers a unique blend of executive acumen with over 30 years of entrepreneurial experience with several successful ventures. These include food and beverage design businesses and operations as both a franchisee and franchisor.  He was the Founder of a design and manufacturing company that designed and developed a series of mobile trailers taking brands to non-traditional venues.  Mr. Neelin successfully developed mobile trailers for McDonald's worldwide (Japan, Amsterdam, three Walt Disney Parks). Mobile trailers and carts were also designed for Coca-Cola, Kodak, Mr. Sub, Hagen Daz, and Labatt's breweries.  He was instrumental in laying the groundwork for the establishment of U-Vend.  We believe that as a result of his service as the Founder of U-Vend Canada Inc., Mr. Neelin possesses invaluable historical knowledge and operational expertise, and therefore should serve on our board.

Kathleen A. Browne is a CPA and a senior financial executive with thirteen years of “Big Four” public accounting experience and over twenty years in executive/officer level finance positions. Prior to joining U-Vend, Inc., Kathleen was owner of Browne Consulting, a financial and accounting advisory firm she founded in 2007. Over the past two decades, Kathleen has provided leadership and guidance in executive level positions for some of the world’s largest and most respected companies including, Paychex, Inc. a NASDAQ-listed payroll services company, W.R. Grace & Co., a global leader in the production and sale of specialty chemicals and materials and Bausch & Lomb, one of the world’s largest suppliers of eye health products. Ms. Browne attended St. John Fisher in Pittsford, NY and graduated with a BS Accounting in 1977.

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

Philip Jones is a CPA and holds an MBA from Rochester Institute of Technology.  He has 15 years of experience in both the public and private accounting and finance sectors, including positions at Arthur Anderson  from 1996 to 1998 and PricewaterhouseCoopers from  2003 to  2004 , American Fiber Systems (Controller) from  2000 to  2003, and 2004 to 2005 , and Zapata (NYSE:ZAP)(Accounting Manager and Director of Finance) from  1998  to  2000 . Mr. Jones joined Document Security Systems, Inc. ("DSS") in 2005 as its Corporate Controller and has been its Chief Financial Officer since 2009.  DSS is an NYSE AMEX listed company.  We believe Mr. Jones should serve as a member of our board of directors based on his experience in the public and private accounting and finance sectors, and being Chief Financial Officer at a publically traded company (DSS), which provides our board of directors with insights into the areas of corporate finance, cash management, and SEC reporting requirements.

Term of Office
Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.  Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of shareholders.  Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

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

ITEM 11 - EXECUTIVE COMPENSATION

As of December 31, 2014 the Company has an employment agreements with Mr. Meyers, Mr. Neelin and Ms. Browne. We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, also referred to herein as our “named executive officers,” for the years ended December 31, 2014 and 2013. Mr. Meyers earned a salary of $60,000 per annum plus a bonus based on revenues for the calendar year 2014 of which $15,000 was paid during the year and $76,380 was earned but unpaid at December 31, 2014. Mr. Meyers earned a salary of $180,000 per annum for the calendar year 2013 of which $37,392 was paid during the year and $142,608 was earned but unpaid at December 31, 2013.

Mr. Neelin earned a salary of $120,000 per annum of which $55,000 was paid during the year and $65,000 was earned but unpaid at December 31, 2014.

Ms. Browne has a salary of $90,000 per annum of which $52,500 was earned since hired by the Company on June 1, 2014. Ms. Browne was paid $18,750 relating to her employment as Chief Financial Officer through December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total

Raymond J Meyers,	2014	$60,000	$26,880	$-	$-	$-	$86,880
Chief Executive Officer	2013	$180,000	$-	$-	$-	$-	$180,000

Paul Neelin,	2014	$120,000	$-	$-	$-	$-	$120,000
Chief Operating Officer

K. Browne	2014	$52,500	$-	$-	$110,468	$-	$162,968
Chief Financial
Officer

Outstanding Equity Awards at December 31, 2014

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	(Exercisable)	(Un-exercisable)

Raymond Meyers	2,500	-	$60.00	7/21/2016
K. Browne	250,000	100,000 (1)	$ 0.30	5/31/2019

(1)	Vest pro-ratably in equal installments on June 1, 2015 and June 1, 2016

Director Compensation
Our non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.  In order to attract and retain qualified persons to our Board, in July 2011, we granted our non-employee directors stock options through our Equity Incentive Plan.  Each non-employee director received 2,500 stock options at a strike price of $60.00, vesting equally over a three year period, and with an expiration date of ten years from date of grant. Directors were not compensated during the year ended December 31, 2014 or 2013.

Equity Incentive Plan
On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors.  Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan.  The Plan will be administered by our full Board of Directors.  Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.  As of December 31, 2014, the Company has 360,650 options outstanding under the Plan to employees, directors and outside consultants.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
 As of the April 10, 2015, there are 13,590,732 shares of common stock outstanding.  This number and the table below do not include 2,261,425 contingently issuable shares in 2016 to former U-Vend Canada stockholders subject to certain earn-out provisions. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of April 10, 2015 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 1507 7th Street, #425, Santa Monica, CA 90401.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage Beneficially Owned
Executive officers and directors
Raymond J. Meyers (1)	2,021,409	14.9%
Paul Neelin (2)	1,389,875	10.2%
Kathleen A. Browne (3)	250,000	1.8%
Patrick White (4)	1,358,318	9.5%
Philip Jones (1)	2,500	*
Alexander A. Orlando (1)	2,500	*
All executive officers and directors
as a group (six persons)	5,024,659	34.5%

Greater than 5% stockholders

Diane Hope	1,303,488	9.6%
312 Grays Rd PO Box 56013
Fiesta RPO
Stoney Creek Ontario Canada

QSR Group, Inc.	800,000	5.9%
312 Grays Road PO Box 56013
Fiesta RPO Stoney Creek Ontario Canada

Kevin and Barb Brady 4214 Kane Crescent Burlington Ontario Canada	842,375	5.8%
*Less than 1%

(1)  Includes 2,500 shares issuable upon exercise of options.
(2)  Does not include Mr. Neelin’s percentage of shares issuable in 2016 under the earn-out provisions of the Agreement.  The remaining number of shares issuable under the earn-out provisions is 1,130,713.  This amount also does not include any shares that would be transferred to Mr. Neelin in the event of forfeiture by Dave Young.  Mr. Young has 170,004 issued and outstanding shares that are subject to a three year vesting schedule through 2017.  Any shares not vested are transferable to Mr. Neelin.
(3)  Includes 250,000 shares issuable upon exercise of options.
(4)  Includes 2,500 shares issuable upon exercise of options and 729,166 issuable upon exercise of warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence
As our common stock is currently traded on the OTCQB, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.  However, we consider a majority of our Board members (consisting of Messrs. Orlando, White and Jones) to be independent directors under NYSE AMEX rules.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit and review services for the years ended December 31, 2014 and 2013 were $92,000 and $44,000, respectively.  For the year ended December 31, 2014 and 2013, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees
The aggregate fees billed for other related services, which are associated with filing requirements related to the Company’s acquisition of U-Vend Canada, Inc. and review of Form S-1 and related amendments by our principal accountant, Freed Maxick CPAs, P.C. for the years ended December 31, 2014 and 2013 were $35,700 and $3,500, respectively.

Tax Fees
The aggregate fees other billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns, including, the tax treatment related to the sale of LegalStore.com during the years ended December 31, 2014 and 2013 were $4,000 and $6,750, respectively.

All Other Fees
The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2014 and 2013 were $0 and $0, respectively.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The Exhibits listed below designated by an * are incorporated by reference to the filings by U-Vend, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

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
*

10.7	Form of Warrant to Purchase Common Stock of Internet Media Services, Inc. dated March 17, 2011 (file number 333-165972).	*

10.8	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated August 26, 2011 (file number 333-165972, filed September 8, 2011).	*

10.9	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated October 3, 2011 (file number 333-165972, filed October 17, 2011).	*

10.10	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc dated December 1, 2011 (file number 333-165972, filed December 16, 2011).	*

10.11	Asset Purchase Agreement by and between Internet Media Services, Inc. and Enthusiast Media holdings, Inc. dated March 7, 2012 (file number 333-165972, filed March 13, 2012).	*

10.12	Form of Internet Media Services, Inc. 2011 Equity Incentive Plan dated July 26, 2011 (file number 333-165972, filed July 27, 2011).	*

10.13	Stock Purchase Agreement by and among Western Principal Partners LLC, Internet Media Services, Inc and Raymond Meyers dated March 8, 2013 (file number 333-165972, filed March 19, 2013).	*

10.14	September 17, 2013 Debt Conversion Agreement between Internet Media Services, Inc. and Raymond Meyers (file number 333-165972) dated September 23, 2013)	*

10.15	Form of Senior Convertible Note – Cobrador Multi-Strategy Partners, LP (file number 333-165972) dated November 19, 2013)	*

10.16	Securities Purchase Agreement – Cobrador Multi-Strategy Partners, LP (file number 333-165972) dated November 19, 2013)	*

10.17	Form of Equipment Lease – Automated Retail Leasing Partners (file number 333-165972) dated November 19, 2013).	*

10.18	Form of Warrant Agreement – Cobrador Multi-Strategy partners, LP (file number 333-165972) dated November 19, 2013).	*

10.19	Employment Agreement between Internet Media Services, Inc and Raymond Meyers (file number 333-165972) dated January 13, 2014).	*

10.20	November 30, 2012 Audited Financial Statements of U-Vend Canada, Inc. (file number 333-165972) dated January 13, 2014).	*

10.21	August 31, 2013 Unaudited Interim Financial Statements of U-Vend Canada, Inc. (file number 333-165972) dated January 13, 2014).	*

10.22	November 30, 2013 Audited Financial Statements of U-Vend Canada, Inc (file number 333-165972) dated March 21, 2014)	*

10.23	Summary of Unaudited Pro Forma Combined Financial Statements (file number 333-165972) dated March 21, 2014)	*

10.24	January 7, 2014 Agreement Concerning Exchange of Securities by and among Internet Media Services, Inc. and U-Vend Canada Inc. and the Security Holders of U-Vend Canada, Inc.	*

10.25	January 7, 2014 Employment Agreement between Internet Media Services, Inc and Paul Neelin.	*

10.26	April 4, 2013 National Securities Financial Advisor Agreement between U-Vend, Inc. and National Securities Corp.	*

10.27	Form of Warrant Agreements between National Securities Corp. and Internet Media Services, Inc.	*

10.28	Form of Warrant Agreement between Automated Retail Leasing Partners and Internet Media Services, Inc.	*

10.29
Amendment number 1 to the Agreement Concerning Exchange of Securities by and among Internet Media Services, Inc. and U-Vend Canada, Inc. and the Security Holders of U-Vend Canada, Inc. (file # 333-165972 filed April 15, 2014)
*

10.30	ARLP $10,000 Promissory Note dated May 30, 2014

10.31	Employment agreement between u-Vend, Inc. and Kathleen Browne (file # 333-165972 filed September 10, 2014)	*

10.32	Equipment Lease Agreement between U-Vend, Inc. and Perkin Industries, LLC	*

10.33	Perkin Industries, LLC Warrant Agreement	*

10.34	Securities Purchase Agreement between U-Vend, Inc. and KBM Worldwide, Inc. Dated December 19, 2014

10.35	Modification to the series of Cobrador Stock Purchase Agreement, Senior Convertible Notes and Series A Warrants between U-Vend, Inc. and Cobrador Multi-Strategy Partners LP	*

10.36	NHL/U-Vend Corporate Marketing Letter Agreement	*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)	**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)	**

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)	**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1934, as amended, are deemed not filed for purposes of Section 18 of the Securities act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Previously filed
**	Filed herewith

U-VEND, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Deficiency	F-5

Statements of Cash Flows	F-6

Notes to the Consolidated Financial Statements	F-7 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U-Vend, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U-Vend, Inc. and Subsidiaries (formerly Internet Media Services, Inc.) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U-Vend, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that U-Vend, Inc. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, U-Vend, Inc. and Subsidiaries has suffered recurring losses from operations since inception and, as of December 31, 2014, has negative working capital and a stockholders’ deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York
April 15, 2015

U-VEND, INC.
CONSOLIDATED BALANCE SHEETS

	As of

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$73,396	$14,620
Inventory (net)	28,732	-
Prepaid expenses and other assets	130,081	4,114
Receivable from U-Vend, Canada, Inc.	-	162,536
Total current assets	232,209	181,270

Noncurrent assets:
Property and equipment (net)	675,772	-
Security deposits	7,171	-
Deferred financing costs (net)	73,139	16,333
Intangible asset (net)	347,201	-
Goodwill	642,340	-
Total noncurrent assets	1,745,623	16,333

Total assets	$1,977,832	$197,603

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$187,460	$35,192
Accrued expenses	124,676	24,598
Accrued interest	90,797	3,434
Current liability for contingent consideration	226,866	-
Registration rights liability	22,156	-
Amounts due to officers	380,442	142,608
Senior convertible notes, net of discount	319,014	56,249
Promissory notes payable	304,277	-
Convertible notes payable, net of discount	303,074	-
Current capital lease obligation	116,000	-
Note payable - director	-	50,000
Total current liabilities	2,074,762	312,081

Noncurrent liabilities:
Liability for contingent consideration	246,423	-
Capital lease obligation, net of discount	280,959	-
Warrant liabilities	309,993	214,609
Total noncurrent liabilities	837,375	214,609

Total liabilities	2,912,137	526,690
Commitments and contingencies (Note 10)

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares
authorized, 10,151,390 shares issued and outstanding
(2,446,276 - 2013)	10,151	2,446
Additional paid-in capital	2,832,392	1,442,729
Accumulated deficit	(3,776,848)	(1,774,262)
Total stockholders' deficiency	(934,305)	(329,087)

Total liabilities and stockholders' deficiency	$1,977,832	$197,603
The accompanying notes are an integral part of the consolidated financial statements

 U-VEND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenue	$268,804	$-

Cost of revenue	177,839	-

Gross profit	90,965	-

Operating expenses:
Selling	414,148	-
General and administrative	1,271,840	339,885
	1,685,988	339,885

Operating loss	(1,595,023)	(339,885)

Other (income) expense:
Amortization of debt discount and deferred financing costs	535,328	63,417
Interest expense	156,740	35,882
Gain on extinguishment of debt, net	(114,266)	(31,090)
Income on the change in fair value of debt and warrant liabilities	(101,028)	-
Registration rights penalty	22,156	-
Unrealized gain on foreign currency	(18,461)	-
	480,469	68,209

Loss from continuing operations before income taxes	(2,075,492)	(408,094)
Income tax (benefit) expense	(72,906)	2,200
Loss from continuing operations	(2,002,586)	(410,294)

Discontinued operations:
Gain from disposal of discontinued operations	-	3,839
Net income from discontinued operations	-	19,174
Income from discontinued operations	-	23,013

Net loss	$(2,002,586)	(387,281)

Net loss from continuing operations per share- basic and diluted	$(0.23)	$(1.15)
Net income from discontinued operations per share- basic and diluted	-	0.06

Net loss per share - basic and diluted	$(0.23)	$(1.09)

Weighted average common shares
outstanding - basic and diluted	8,571,934	356,869

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance at December 31, 2012	123,189	$123	$795,301	$(1,386,981)	$(591,557)

Stock based compensation	-	-	23,496	-	23,496
Shares issued for convertible notes and interest	2,323,087	2,323	592,827	-	595,150
Beneficial conversion feature on senior convertible notes	-	-	31,105	-	31,105
Net loss	-	-		(387,281)	(387,281)

Balance at December 31, 2013	2,446,276	2,446	1,442,729	(1,774,262)	(329,087)

Stock based compensation	389,520	389	144,224	-	144,613
Shares issued for advisor fees	1,354,111	1,354	188,221	-	189,575
Shares issued in satisfaction of interest expense	8,621	9	491	-	500
Shares issued for conversion and settlement of debt with director	625,006	625	149,437	-	150,062
Shares issued for services	231,667	232	56,118	-	56,350
Shares issued for lease obligation	346,961	347	66,898	-	67,245
Shares issued on debt conversion	450,000	450	22,050	-	22,500
Warrants exercised	797,000	797	70,863	-	71,660
Debt discount related to beneficial conversion	-	-	106,842	-	106,842
Warrant liability reclassed to equity upon reverse stock split-adequate authorized shares available	-	-	52,833	-	52,833
Debt discount related to warrants granted with capital lease obligation	-	-	21,947	-	21,947
Warrants granted for services	-	-	181,841	-	181,841
Elimination of beneficial conversion feature with debt extinguishment	-	-	(90,000)	-	(90,000)
Shares issued in acquisition	3,500,000	3,500	417,900	-	421,400
Fractional shares issued in reverse stock split	2,228	2	(2)	-	-
Net loss	-	-	-	(2,002,586)	(2,002,586)

Balance at December 31, 2014	10,151,390	$10,151	$2,832,392	$(3,776,848)	(934,305)

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,002,586)	$(387,281)
(Income) from discontinued operations	-	(23,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on extinguishment of debt	(114,266)	(31,090)
Stock based compensation	144,613	23,496
Deferred income tax benefit	(75,000)	-
Income on fair value of warrant liabilities	(99,190)	-
Income on fair value of convertible debt	(1,838)	-
Common shares and warrants issued for services	290,832	-
Common shares issued as payment on lease obligation	17,658	-
Common stock issued for conversion of accrued interest	500	-
Depreciation	67,703	-
Amortization of intangible assets	86,799	-
Amortization of debt discount and deferred financing costs	535,328	63,417
Accretion and fair value adjustment of liability for contingent consideration	261,241	-
Unrealized gain on foreign currency	(18,461)	-
Increase in reserve for inventory	7,500	-
(Increase) decrease in assets:
Inventory	(5,599)	-
Prepaid expenses and other assets	4,779	6,055
Increase in liabilities:
Accounts payable and accrued expenses	109,927	48,851
Accrued interest	87,363	-
Amounts due to officers	178,176	142,608
Registration rights liability	22,156	-
Net cash used by continuing operations	(502,365)	(156,957)
Net cash provided by discontinued operations	-	7,653
Net cash used by operating activities	(502,365)	(149,304)

Cash flows from investing activities:
Purchase of property and equipment	(7,550)	-
Advances to U-Vend Canada, Inc. prior to acquisition	-	(116,822)
Acquisition of business	11,132	74,000
Net cash provided from (used by) investing activities	3,582	(42,822)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	71,660	-
Proceeds from senior convertible notes, net of financing costs	198,500	176,500
Proceeds from convertible notes, net of financing costs	191,687	-
Proceeds from promissory notes	50,000	-
Proceeds from notes payable - director	50,000	50,000
Net (repayments) from related party	(4,288)	(21,016)
Net cash provided from financing activities	557,559	205,484

Net increase in cash	58,776	13,358
Cash - beginning of year	14,620	1,262
Cash - end of year	$73,396	$14,620

Cash paid for:
Income taxes	$2,094	$2,200
Interest	$23,208	$1,711

Non-cash investing and financing activities:
Acquisition of U-Vend Canada, Inc. for issuance of shares and effective settlement of inter-company	$808,349	$-
Equipment, inventory and coin financed with debt	$250,000	$-
Property and equipment financed by capital leases	$271,572	$-
Debt discount related to warrant liability and beneficial conversion feature	$399,062	$200,000
Settlement and conversion of notes payable-director in common stock and warrants	$150,062	$-
Financing cost in accrued expenses and additional paid-in capital	$111,495	$-
Issuance of common stock and warrants for services	$126,596	$-
Issuance of common shares for notes payable and accrued interest	$-	$599,051
Issuance of promissory notes offsetting accrued expense	$57,807	$-
Reclass of warrant liability to additional paid-in capital: adequate authorized shares available	$52,833	$-
Conversion of senior convertible notes into common stock	$22,500	$-
Warrants issued for equipment leasing and debt with lessor	$21,947	$45,714
Settlement of capital lease obligation with common shares	$49,586	$-

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company entered the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America with the merger with U-Vend Canada, Inc. on January 7, 2014. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges.  Currently, the Company leases, owns and operates their kiosks but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management.  Our kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards.  Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings.   Our approach to the market includes the addition of digital LCD monitors to most makes and models of their kiosk program. This would allow us to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

Management's plans

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company incurred a loss of approximately $2,003,000 during the year ended December 31, 2014, has incurred accumulated losses totaling approximately $3,777,000, has a stockholders’ deficiency of approximately $934,000 and has a working capital deficit of approximately $1,843,000 at December 31, 2014. These factors, among others, indicate that there is substantial doubt that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company needs to raise additional financing to fund the Company’s operations for year 2015, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

As discussed in Note 2, on January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend. The Company believes the merger with U-Vend will provide it with business operations and also necessary working capital.  The Company is in discussion for raising additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Principles of Consolidation - The consolidated financial statements include the accounts of U-Vend, Inc. (formerly Internet Media Services, Inc.), and the operations of U-Vend America, Inc., U-Vend Canada, Inc. and its wholly owned subsidiary, U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Inventory - Inventories are stated at the lower of cost or market and cost is determined by the average cost method.  Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to $7,500 as of December 31. 2014. No such reserve was necessary at December 31, 2013.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is provided using the straight line method over the estimated useful life of the assets.  Electronic kiosks and related equipment have estimated useful lives between five and seven years.  Depreciation expense amounted to approximately $68,000 during the year ended December 31, 2014.  There was no depreciation expense during the year ended December 31, 2013.

Long lived assets, Identifiable Intangible Assets and Goodwill - Long lived assets, identifiable intangibles assets and goodwill are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. With respect to goodwill, the Company tests for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount. Factors that could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends.

Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales, capital investments and expenses and estimating the useful lives of assets. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value.

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required. If we are unable to reach this conclusion, then we would perform the two-step impairment test. Initially, the fair value of the reporting unit is compared to its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

There are inherent assumptions and estimates used in developing future cash flows requiring management judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and asset impairment including projecting revenues, interest rates and the cost of capital. Many of the factors used in assessing fair value are outside our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments. In the event our planning assumptions were modified resulting in impairment to our assets, the associated expense would be included in the consolidated statements of operations, which could materially impact our business, financial condition and results of operations.

Management's forecasts of future earnings are largely dependent on future cash infusion or incremental borrowing to fund our projected growth as well as current operations. If our business plans result in significant delays in implementation and sales of our products are not in alignment with our projections, a future impairment charge could result for a portion or all of the goodwill noted previously.  The amount of any impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.

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

As of December 31, 2014, there were approximately 43 million (8 million at December 31, 2013) shares potentially issuable under convertible debt agreements, options, warrants and contingent shares that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Subsequent to December 31, 2014, the Company issued: 100,000 shares at $0.05 per share for conversion of $5,000 principal on outstanding debt, 625,000 shares in connection with warrant exercises at prices ranging from $0.05 - $0.12 per share, 70,000 shares for $11,350 in services provided by two consultants, 382,917 shares in settlement of $82,282 of lease obligations at share prices ranging from $0.21 to $0.22 per share and 2,261,425 shares in connection with earn out provision to two former shareholders of U-Vend Canada (see Note 2.)

Preferred Stock Authorized - The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2014 and 2013, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, revolving note from related party, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand.  The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The fair value was estimated using the trading price on December 31, 2014 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a level 1 input. Certain convertible notes payable are recorded at fair value at December 31, 2014. (See Note 4).  The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Revenue Recognition -   The Company has 104 electronic kiosks installed as of December 31, 2014; 76 in the greater Chicago, Illinois area and 28 in the southern California area. The kiosks in California were installed during the fourth quarter of 2014. Revenue is recognized at the time each vending transaction occurs, the payment method is approved and the product is disbursed from the machine.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2014 or 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.

1 for 200 Stock Split and Change in trading symbol effective May 16, 2014 - On January 7, 2014, the holders of a majority of the outstanding shares of the Company’s common stock voted in favor of a corporate resolution authorizing the reverse split of its common stock (“Reverse Split”) on the basis of one share of common stock for each 200 shares of common stock. On April 10, 2014 our Board of Directors approved the one for 200 reverse stock split, the change of our corporate name to U-Vend, Inc. and the new trading symbol of UVND.  We received the authorization from FINRA to effect these events as of May 16, 2014. We have prepared the financial, share and per share information included in this annual report on a post-split basis.  There were no changes to the authorized amount of shares or par value as a result of this reverse split.

Derivative Financial Instruments - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision.” As a result, the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.

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

In accordance with FASB ASC 505 “Equity”, the measurement date for non-forfeitable awards to nonemployees that vest immediately, is the date the award is issued.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These classifications had no effect on the results of operations or cash flows for the periods presented.

Accounting Pronouncement - In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard in 2014 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09,”Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, subsequently extended to December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In August 2014, the FASB issued ASU 2014-15, ”Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2. MERGER WITH U-VEND CANADA, INC.

On January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc. (“U-Vend Canada”). Pursuant to the agreement, which was amended on April 30, 2014 effective as of January 7, 2014, the Company acquired all the outstanding shares of U-Vend Canada in exchange for 3,500,000 newly issued shares of the Company’s common stock with a par value of $0.001 per share. Certain shareholders of U-Vend Canada will also have the ability to earn up to an additional 4,522,850 shares of the Company’s common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015.  In addition, the Company issued an aggregate of 1,354,111 shares of Common Stock as compensation to the Chief Executive Officer and advisors for their services in connection with the transaction contemplated by the merger agreement. The Company issued 389,520 shares of common stock to its Chief Executive Officer. The Company incurred approximately $264,000 in broker, advisory and professional fees associated with the merger.

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

U-Vend Canada is in the business of developing, marketing and distributing self-serve electronic kiosks throughout North America. U-Vend Canada has several market concentrations; Retail, Service and Mall/Airport Islands with a primary focus on Retail.  U-Vend Canada seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges.

Purchase Price - The consideration for the merger consisted of 3,500,000 shares of U-Vend, Inc. common stock valued at $490,000 plus estimated contingent consideration valued at $246,568 which were reduced for a discount on restrictions as described below and effective settlement of intercompany payable from U-Vend Canada, Inc. to U-Vend, Inc.  The shares of U-Vend, Inc. common stock were valued at $0.14 per share which represents the split adjusted market price of the shares on January 6, 2014.

Contingent Consideration - The Agreement allows for an earn-out based on 2014 and 2015 gross revenue targets. In the event that consolidated gross revenue during the calendar year 2014 exceeds $1,000,000 then the Company shall issue to Paul Neelin and Diane Hope, allocated to them on an equal basis and no other U-Vend Canada shareholders, an additional 2,261,425 shares of common stock.  In addition, in the event that consolidated gross revenue exceeds $2,000,000 during the calendar year 2015, the Company shall issue to Paul Neelin and Diane Hope, allocated to them on an equal basis and no other U-Vend Canada shareholders, an additional 2,261,425 shares of common stock.  These conditional shares are issued solely to Paul Neelin and Diane Hope in order to restore their ownership of the total shares issued for consideration to their approximate pre-merger ownership in U-Vend Canada.  In the event that consolidated gross revenue equals not less than 80% nor more than 99% of the $1,000,000 and $2,000,000 gross amounts described above, then the Company shall issue to Paul Neelin and Diane Hope and no other U-Vend Canada shareholders, allocated to them on an equal basis, additional shares of common stock computed by determining the percentage of gross revenue achieved relative to the target revenues described above. Any shortfall or overage of shares measured in 2014 can be combined to the actual revenue earned in 2015 to earn the maximum shares in the earn-out provision.  The issuance of the earn-out shares is conditional on U-Vend, Inc. providing access to a minimum level of financing needed to achieve the earn-out gross revenues.  In the event that the gross revenue targets are not obtained and the minimum level of financing was not provided during the respective period, then at the end of each period Paul Neelin and Diane Hope shall receive the additional shares described above. At December 31, 2014 the consolidated balance sheet reflects a liability estimated in the amount of $473,289 (of which $226,866 is reflected in current liabilities and $246,423 is reflected in noncurrent liabilities) in regard to this contingent consideration.  During the period from merger date to December 31, 2014, the Company recognized approximately $261,000 expense related to the fair value adjustment and accretion of contingent consideration, which is included in general and administrative expenses in the consolidated statement of operations.

Subsequent to December 31, 2014, the Company’s board of directors recommended that the first year earn-out of 2,261,425 shares of common stock be paid equally between Paul Neelin and Diane Hope as the Company did not receive the anticipated level of financing.

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

The fair value of the common stock issued to the former shareholders of U-Vend Canada is based on the adjusted split price of $0.14 share price of the Company's common stock as of the close of business on January 6, 2014. The contingent consideration represented by the earn-out shares were also measured using a split adjusted price of $0.14 per share, discounted for the probability that the shares will be issued in the future upon achievement of the revenue targets defined.

Consideration:
Fair value of 3,500,000 shares of common stock issued at $0.14 on January 7, 2014	$490,000
Fair value of 4,522,850 shares of common stock measured at $0.14, discounted for the probability of achievement	246,568
736,568
Discount for restrictions	(103,118)
Effective settlement of intercompany payable due to U-Vend, Inc.	174,899
Total purchase price	$808,349

The allocation of purchase price to the assets acquired and liabilities assumed as the date of the acquisition is presented in the table below.  This allocation is based upon valuations using management’s estimates and assumptions. During the first quarter of 2014, the Company estimated the valuation of identifiable intangible assets that resulted from the merger.  The Company allocated $434,000 of the purchase price to intangible assets relating to the operating agreement with Mini Melts USA, which management estimates has a life of five years. Amortization expense is estimated to be $86,800 in 2014 and in each of the succeeding years until fully amortized in December 2018. The Company initially recognized a $164,920 deferred tax liability associated with the increase in book basis of the acquired tangible and intangible assets. During the final accounting for the merger, it was determined that the deferred tax liability reflecting the book and tax basis of the acquired assets would be $75,000. As a result the deferred tax liability and the related goodwill were adjusted by $89,920 during the measurement period. The following table summarizes the allocation of the purchase price for the acquisition of U-Vend Canada.

Cash	$11,132
Inventory	15,253
Prepaid expense	350
Property and equipment	232,835
Security deposits	6,631
Intangible assets- Operating Agreement	434,000
Goodwill	642,340
Accounts payable and accrued expenses	(135,634)
Notes payable	(170,517)
Capital lease obligations	(153,041)
Deferred tax liability	(75,000)
Total purchase price	$808,349

Unaudited Pro Forma Results – The unaudited pro forma supplemental information is based on estimates and assumptions which management believes are reasonable but are not necessarily indicative of the consolidated financial position or results of future periods or the results that actually would have been realized had we been a combined company as of January 1, 2013. The unaudited pro forma supplemental information includes incremental executive compensation and intangible asset amortization charges as a result of the acquisition, net of the related tax effects.

Unaudited Pro Forma Results	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenues	$268,804	$14,300
Gross profit	$90,965	$2,600
Net loss	$(2,002,586)	$(563,100)
Basic and fully diluted loss per share	$(0.23)	$(0.07)

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

On June 17, 2014 the Company and Cobrador entered into an agreement to extend the maturity of certain of the notes issued in 2013 at which time Cobrador consented to the extension of the maturity dates of the notes dated June 18, 2013 and August 21, 2013 to December 26, 2014.  Also, during the second quarter of 2014, certain of the terms of certain of the Cobrador notes were modified.  The notes issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have an exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants. The extinguishment of the original notes amounted to $121,898 which is reflected in gain on extinguishment of debt in the consolidated statement of operations.

On December 31, 2014, the Company and Cobrador entered into a modification to the Senior Convertible Notes and the associated Series A warrants issued with the Cobrador Notes dated June 18, 2013 through December 2, 2014.  The Company and Cobrador agreed to extend the maturity dates of the underlying principal on the Cobrador Notes aggregating $400,000 in outstanding principal to December 31, 2015. The parties agree that the interest earned on the Notes will continue at 7% per annum through December 31, 2015.  The expiration date for each of the Series A warrants granted in connection with the Cobrador Notes (during the period from June 18, 2013 through December 2, 2014) have been extended by twelve (12) months to dates ranging from June 18, 2016 through December 2, 2017.  The effective date of this modification to the Cobrador Notes and Series A warrants shall be October 17, 2014. The remaining terms and conditions of the Cobrador Stock Purchase Agreement, Convertible Notes and the warrants are not modified and remain the same.

As of December 31, 2014, total outstanding Senior Convertible Notes had a face value of $377,500 and is presented net of unamortized debt discounts of $58,486, resulting in a carrying amount of $319,014 ($56,249 in 2013). During the years ended December 31, 2014 and 2013, approximately $385,000 and $56,000, respectively, was amortized and recorded as amortization of debt discount. During the fourth quarter of 2014, the Company issued two senior convertible notes in the aggregate principal amount of $30,000 along with Series A and B warrants to acquire common shares under the SPA terms.

The Company and the Investor entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes and the Warrants. The Company was required to file a registration statement within 120 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company failed to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. The terms of this registration rights agreement do not limit the maximum potential consideration (including shares) to be transferred. The Company met the filing and effectiveness criteria, (as extended by the Investor on April 8, 2014), on November 21, 2014 which resulted in a penalty of $14,234 recorded by the Company at December 31, 2014.  The Investor has extended the due day for this payment until June 30, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

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

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of all outstanding warrants issued in connection with this Cobrador SPA aggregate $303,648 as of December 31, 2014. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

Financing costs associated with the Senior Convertible Notes and $50,000 of the Subordinated Convertible Note payable (see Note 4) are included in deferred financing costs on the consolidated balance sheet at December 31, 2014 and 2013.  These costs are amortized to interest expense over the term of the respective notes. Amortization of financing costs in the years ended December 31, 2014 and 2013 was $61,369 and $7,167 respectively.

NOTE 4. CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTES PAYABLE

2014 Stock Purchase Agreement with 10% Convertible Notes and Warrants
During 2014, the Company issued four 10% subordinated convertible promissory notes: $75,000 is due and payable on August 25, 2015, $50,000 is due and payable on August 13, 2015, $10,000 is due and payable on October 30, 2015 and $11,000 is due and payable on December 12, 2015. The principal on these notes is convertible into common shares at the rate of $0.30 per share. In connection with these borrowings the Company granted a total of 243,334 warrants with an exercise price of $0.35 per share and 5 year terms. The Company allocated $46,592 of the proceeds received to debt discount based on the computed fair value of the notes and the warrants issued.  The warrants issued have a “down round provision” and as a result, are classified as derivative liabilities for accounting purposes and valued at $4,481, reflecting debt discount and warrant liability.  The resulting fair value allocated to the debt components was used to measure the intrinsic value of the embedded conversion option of the subordinated convertible notes.  This resulted in a beneficial conversion feature of $42,111 recorded to additional paid in capital.  Amortization on debt discount of $17,315 was recognized in the year ended December 31, 2014.  The carrying value of these subordinated convertible notes was $118,723 net of $22,277 debt discount as of December 31, 2014. The fair value of the warrant liability aggregates $3,874 as of December 31, 2014.

The debt conversion price on the subordinated convertible notes issued in 2014 are subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lenders agreed to restrict their ability to convert the subordinated convertible note and receive shares of the Company if the number of shares of common stock beneficially held by the lenders and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lenders from converting notes payable into common stock after selling shares owned into the market. The Company has provided for piggy-back registration rights on any registration statement covering 110% of the maximum number of shares underlying these notes and warrants. The subordinated convertible promissory notes are secured by substantially all assets of the Company with the exception of lease equipment obligations and is subordinate to indebtedness with institutions or non-commercial lenders.

KBM Worldwide, Inc. Securities Purchase Agreement
On December 30, 2014, the Company received net proceeds of $50,000 as a result of the Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”) for the sale of a Convertible Note (the “Note”) in the principal amount of $54,000.  The principal advanced under the Note includes $4,000 in fees incurred by KBM related to the transaction. The KBM Securities Purchase Agreement, dated December 19, 2014 (“the SPA”), bears interest at the rate of 8% per annum.  In connection with the SPA the Company is required to reserve a sufficient number of shares of its common stock (“the Common Stock”) for issuance upon full conversion of the Note in accordance with the terms thereof.  The initial amount of shares reserved in connection with the SPA and underlying Note was 2,500,000 shares.

The Note has a maturity date of September 23, 2015 and includes penalty prepayments ranging from 15 - 40% of the principal amount if the Note is repaid from 30 to 180 days following the issuance date of the Note.  KBM has the right to convert the principal amount of $54,000 after 180 days following the date of the Note and ending on the complete satisfaction by payment or conversion.  The conversion price for the Note shall be determined based on 58% of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending one trading day prior to the date of conversion.  KBM agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by KBM and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. In the Event of Default the Note is immediately due and payable.  The minimum amount due under the default conditions is 150% times the principal and unpaid interest at the date of default.  The Note contains default events which, if triggered and not timely cured (if curable), will result in a default interest rate of 22% per annum.  KBM may request the payment in shares.

Under FASB ASC 480 “Distinguishing Liabilities from Equity,” the Company determined the Notes are liabilities reported at fair value because the Notes may be settled by conversion into a variable number of common shares at fixed monetary amount, known at inception. The Notes are to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the Notes is measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates. Management has determined that the most likely outcome will be conversion during the prepayment period and the fair value of the Notes is equal to the estimated fair value of equity securities the Company will issue upon conversion. The fair value measurement is classified as a Level 3 in the valuation hierarchy. During the year ended December 31, 2014, the Company recorded a $22,600 loss on change in fair value for a total fair value in the amount of $75,600 at December 31, 2014.

U-Vend Canada Convertible Notes
The Company acquired two convertible 18% notes payable in Canadian dollars with a fair value of $148,438 (U.S. dollars) in connection with the U-Vend Canada merger on January 7, 2014. As of December 31, 2014 these convertible notes have a carrying value of $108,750.  These convertible promissory notes reached maturity on July 26, 2014 and September 14, 2014.  The note holders have the option of debt conversion at the lesser of 80% of the market price of the Company’s common stock on the date of maturity, conversion at $1.00 per share or cash repayment. The note holders are currently evaluating these options, as defined in the debt agreement, including extension of the debt maturity date. The fair value of the two convertible notes is measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates.  The Company recognized a gain of $23,438 upon maturity of two convertible notes during the year ended December 31, 2014 when it was determined that the most likely outcome will be cash repayment.  During the period from the date of the merger through December 31, 2014, the Company recorded an $18,461 unrealized gain on foreign currency.

Promissory Notes Payable
During the first quarter of 2014, the Company issued an unsecured promissory note to former employee of U-Vend Canada.  The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum.  The total debt outstanding on this promissory note at December 31, 2014 was $6,232.

During the second quarter of 2014, the Company issued a $10,000 unsecured promissory note due and originally payable on November 30, 2014.  In connection with this borrowing the Company granted 41,667 warrants with an exercise price of $0.24 per share and a 2 year term.  The Company valued the warrants at fair value of $1,970 after reflecting a debt discount on the promissory note. The carrying value of this note at December 31, 2014 was $10,000.  The Company and the lender agreed to a revised maturity date on this promissory note and has extended the maturity to June 30, 2015.  In connection with this new repayment date, the interest rate on the promissory note have been modified to 9.5%.

During the fourth quarter of 2014, the Company issued a $40,000 unsecured promissory note with a 10% interest rate and maturity of December 19, 2015.

2014 Perkin Industries, LLC Equipment Financing
On October 23, 2014, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment and working capital in the amount of $250,000 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks, freezers, coin and inventory were placed in service in the Company’s southern California region.  The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender to put 50% of the equipment back or the Company to call for $125,000 at the end of year one. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%.  At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to call for $125,000. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $250,000.  The Lender received 200,000 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $2,471.  The amount outstanding on this financing is $248,044, net of $1,956 debt discount at December 31, 2014.

Promissory and Convertible Notes Payable– Director
During the third quarter of 2014, the director exercised his rights to convert the principal on two convertible notes with a combined principal balance of $100,000 in to 416,666 shares of the Company’s common stock. As a result of the conversion, the remaining $7,632 unamortized debt discount was expensed and is included within the (gain) on extinguishment of debt for the year ended December 31, 2014. The director also agreed to accept 208,340 shares of the Company’s common stock and 312,500 common stock warrants in exchange for full payment of $50,000 of outstanding principal on a promissory note which was due and payable in August of 2014. As of December 31, 2014 all principal on notes to this director had been satisfied.  Unpaid accrued interest of $8,965 is reflected in accrued interest at December 31, 2014.

NOTE 5. REVOLVING NOTE FROM RELATED PARTY

Revolving Credit Agreement
The Company had a revolving credit agreement with Mr. Raymond Meyers, a stockholder and chief executive officer of the Company. This credit agreement allowed borrowings up to $282,000, and expired on June 30, 2014. There was no outstanding balance on the credit agreement as of December 31, 2014 or December 31, 2013.  This borrowing had an annual interest of 6% above one year LIBOR (6.6% as of December 31, 2013), and was secured by all of the assets of the Company.

In September 2013, Mr. Meyers requested payment of $86,591 of the outstanding revolving credit balance in newly issued common stock of the Company, which the Company’s Board of Director’s approved.  The terms of the conversion were established and approved by the Company’s Board of Directors to be the average lowest bid price of the Company’s common stock on the prior ten business days.  On September 17, 2013, the repayment amount of $86,591was converted to 181,303 shares.  On December 16 and December 30, 2013, Mr. Meyers converted $80,746 and $145,980, respectively of principal and accrued interest outstanding to shares of the Company’s common stock in accordance with the revolving credit agreement.  The outstanding interest and principal at these dates were converted at $0.16 per share, which reflected the average lowest bid price of the Company’s common stock for the prior ten days as prescribed in the agreement.  As a result, an aggregate of 1,402,375 common shares were issued to Mr. Meyers in connection with these conversions.

Amounts due to Officers
As of December 31, 2014, the Company had $380,442 in unpaid salary, commissions and benefits payable to its three executive officers. This amount also includes a promissory note payable to Paul Neelin (the Company’s Chief Operating Officer) which has an outstanding balance of $45,257 as of December 31, 2014, a term of 4 years and accrues interest at 20% per annum.

NOTE 6. STOCKHOLDERS’ DEFICIENCY

On September 12, 2013 and December 19, 2013, the majority of the stockholders of the Company approved in two written consents, an amendment to the Company’s Certificate of Incorporation, increasing the number of authorized shares of common stock from 100,000,000 to 300,000,000, then from 300,000,000 to 600,000,000, respectively.  The increase in authorized shares was affected pursuant to a Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware.

As of December 31, 2013, there were not adequate authorized shares to satisfy the current obligations upon conversion or exercise of all equity instruments issued by the Company.  As a result, the warrants were measured at fair market value and presented in the consolidated balance sheet as liabilities. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. The fair value of warrants issued in 2014 and 2013 were determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation in 2014 and Black Scholes valuations in 2013 using multiple volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

During the year ended December 31, 2014 and 2013, the Company issued 18,750,000 and 5,250,000 warrants, respectively, to the Senior Convertible Notes holder (see Note 3.) During the year ended December 31, 2014 and 2013, the Company issued 730,452 and 986,250 warrants, respectively, to the Lessor in connection with an equipment lease financing line with the Company.

Fair Value of Financial Instruments
The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended December 31, 2014.

Balance at January 1, 2014	$214,609
Allocation of proceeds related to senior convertible notes as derivative liabilities due to “down round” provision	285,269
Allocation of proceeds related to subordinated convertible notes and equipment financing obligation as derivative liabilities due to “down round” provision	6,951
Extinguishment of June 18, 2013, August 21, 2013 and October 17, 2013 senior convertible notes	(87,921)
Warrants classified as derivative liabilities due to inadequate shares authorized to accommodate the exercise of all outstanding equity instruments	43,108
Adjustment of warrants classified as derivative liabilities to additional paid-in capital as a result adequate shares authorized due to reverse stock split on May 16, 2014	(52,833)
Unrealized gain on fair market value adjustment	(99,190)
Balance at December 31, 2014	$309,993

The fair value of warrants outstanding at December 31, 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.  There were $214,609 derivative warrant liabilities issued during the year ended December 31, 2013.

Warrants
Outstanding warrant securities consist of the following at December 31, 2014:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2012 Private placement warrants	750	$30.00	April 2015
2013 Series A warrants Senior convertible notes	6,000,000	$0.05	June 2016-December 2016
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 issued with lease obligation	986,250	$0.12	October 2016
2014 acquired in U-Vend Canada merger	1,142,336	$0.24	September 2015-January 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2017-November 2017
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 warrants for services	18,480	$0.01	January 2016
2014 warrants for services	420,000	$0.35	August 2019-December 2019
2014 warrants for services	35,000	$0.24	January 2016
2014 warrants for services	994,000	$0.05	June 2015-December 2015
2014 warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.24	May 2016
2014 Issued with promissory note	41,667	$0.18	May 2017
	30,737,935

During the second quarter of 2014 and in connection with the reissued Cobrador Notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have an exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years.

Outstanding warrant securities consist of the following at December 31, 2013:

	Warrants	Exercise Price	Expiration
2011 Issued with Convertible Notes	83	$60.00	June 2014
2011 Common share private placement warrants	12,500	$60.00	March 2018
2012 Private placement warrants	750	$30.00	March-April 2015
2013 Issued with lease obligation	986,250	$0.12	November 2016
2013 Series A Senior Convertible Notes	1,125,000	$0.05	October-November 2014
2013 Series A Senior Convertible Notes	1,500,000	$0.24	January 2014-March 2015
2013 Series B Senior Convertible Notes	1,125,000	$0.06	June-August 2018
2013 Series B Senior Convertible Notes	1,500,000	$1.20	October- December 2018
	6,249,583

NOTE 7. EQUITY INCENTIVE PLAN

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The total number of shares of common stock available for issuance under the Plan is 5,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years.

The Company records share based payments under the provisions of FASB ASC 718 "Compensation - Stock Compensation." Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

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

The following shows the significant assumptions used to compute the share-based compensation expense for stock options and non-derivative warrants (see Note 6) granted during the year ended December 31, 2014:

Volatility	65%
Expected term	2 - 5 years
Risk-free interest rate	.50% - 2.00%
Expected dividend yield	0%

A summary of all stock option activity for the years ended December 31, 2014 and 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	13,300	$58.00	5.7 years	-
Issued in 2014	350,000	$0.30		-
Cancelled in 2014	(3,150)	$60.00		-
Outstanding at December 31, 2014	360,150	$1.99	4.3 years	-
Exercisable at December 31, 2014	260,150	$1.99	4.4 years	-

The Company granted 350,000 options during the year ended December 31, 2014 and 0 options in the year ended December 31, 2013. No options were exercised during the years ended December 31, 2014 or 2013. The fair value of options that vested during the year ended December 31, 2014 and 2013 amounted to approximately $ 89,200 and $23,400, respectively. The Company recorded stock compensation expense for options vesting during the years ended December 31, 2014 and 2013 of $89,207 and $23,496, respectively.

At December 31, 2014, there was approximately $32,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 4.7 years.

NOTE 8. INCOME TAXES

Loss from continuing operations before provision (benefit) for income taxes is summarized in the following table.

	2014	2013
Domestic	$(1,234,293)	$(408,094)
Foreign	(841,199)	-
	$(2,075,492)	$(408,094)

The income tax provision (benefit) is summarized in the following table.

	2014	2013
Current:
Federal	$-	$-
State	2,094	2,200
Foreign	-	-
Total current	2,094	2,200

Deferred:
Federal	(390,726)	(128,472)
State	(1,777)	(15,983)
Foreign	(134,000)	-
Total deferred	(526,503)	(144,455)
Less increase in allowance	451,503	144,455
Net deferred	(75,000)	-

Total income tax provision (benefit)	$(72,906)	$2,200

The significant components of the deferred tax assets and liabilities are summarized below.

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,055,408	$499,696
Depreciable and amortizable assets	(8,252)	-
Prepaid expense	(253)	(888)
Intangible asset	(174,003)	-
Stock based compensation	38,617	15,769
Beneficial conversion feature	(13,309)	(8,623)
Loss reserve	3,239	-
Accrued compensation	86,194	54,519
Other	(4,564)	-
Total	983,077	560,473
Less valuation allowance	(983,077)	(560,473)
Net deferred assets (liabilities)	$-	$-

The Company has approximately $2,475,000 and $886,000 in federal U.S. and Canadian net operating loss carryforwards (“NOLs”), respectively, as well as $1,163,000 in U.S. state and $886,000 in Canadian provincial NOLs available to reduce future taxable income. These carryforwards begin to expire in year 2030. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to fully offset the NOLs, and the total net deferred tax assets, as well.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as certain significant ownership changes occur.  As a result of the historical equity instrument issuances by the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership change, if any.  The amount of the Company's net operating losses and other tax attributes incurred prior to any ownership change may be limited based on the Company's value.  In addition, as a result of the Company’s acquisition of the shares of U-Vend Canada, the amount of U-Vend Canada’s NOLs incurred prior to the ownership change and those of its wholly-owned limited liability company, U-Vend USA LLC may be limited based on U-Vend Canada’s value at the date of acquisition.  A full valuation allowance has been established for the Company's deferred tax assets, including net operating losses and any other corporate tax attributes.

During the years ended December 31, 2014 and 2013 the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. and Canada federal jurisdictions, the states of California, Florida, Illinois and New York, as well as the province of Ontario. The tax years 2011-2014 generally remain open to examination by the U.S. federal and state taxing authorities. In addition, the 2010 tax year is still open for the state of California, Canadian federal and province of Ontario taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	2014	2013
Statutory United States federal rate	34.00%	34.00%
United States federal tax on foreign branch operations	7.54	-
State income tax, net of federal benefit	3.95	2.20
Other foreign income tax, net of federal benefit	3.99	-
Change in valuation reserves	(21.75)	(36.20)
Permanent differences	(4.80)	(0.600)
Tax rate differential between jurisdictions	(16.76)	-
State income tax law changes	(2.66)	-
Effective tax rate benefit (provision)	3.51%	(0.60	) %

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

As a result of the board of directors committing to a plan to sell LegalStore.com, the related assets and liabilities were considered to be held for sale and were presented as discontinued operations on the balance sheets as December 31, 2012. In accordance with ASC 205-20 “Discontinued Operations” the Company presented the results of LegalStore.com operations as discontinued operations in the accompanying condensed consolidated statements of operations and statements of cash flows as of and for the year ended December 31, 2013.

The following table presents information regarding calculation of gain from the sale of LegalStore.com:

Net cash proceeds after brokerage fee of $21,000	$74,000
LegalStore.com liabilities assumed	136,241
Total purchase price	210,241
LegalStore.com assets	206,402
Gain on sale	$3,839

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations
The Company has two operating lease agreements, two agreements are for warehouse space, one in the greater Chicago, Illinois area and one in southern California. The Chicago warehouse lease is for a term of 65 months commencing in November 2013 and requires a monthly rent of $1,875 with annual scheduled rent increases. The California warehouse lease is for a term of 12 months commencing in January 2015 and requires a monthly rent of $2,464 and 2.7% share of common area operating charges. The Company also has a vehicle lease in the Chicago area for use in product distribution and sales efforts. The Chicago vehicle lease is for a term of 48 months commencing in October 2013 and requires a monthly payment of $670.

Capital Lease Obligations
In connection with the merger on January 7, 2014, the Company acquired the capital assets and outstanding lease obligations of U-Vend Canada.  In 2013, the Company and U-Vend Canada jointly entered into a term sheet dated October 15, 2013 with a financing company (“Lessor”) to provide for equipment lease financing in the aggregate amount of $1 million. All amounts borrowed under the lease financing agreement are secured by the leased equipment. The Company will use this financing to acquire certain equipment to be used in direct income producing activities. Since the inception of this lease financing agreement, the Company has acquired leased equipment for $465,500 pursuant to financing by the Lessor. As per the terms of the agreement with the Lessor, the Company is obligated to pay annual lease payments as summarized below and also buy the equipment from the Lessor at the lease maturity in 2016 and 2017. Accordingly, the lease has been treated as a capital lease.

The following schedule provides minimum future rental payments required as of December 31, 2014, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2015	$204,533
2016	126,822
2017	25,831
Total minimum lease payments	357,186
Guaranteed residual value	206,833
564,019
Less: amount represented by interest	(123,332)
Present value of minimum lease payments and guaranteed residual value	440,687
Less: current portion of capital lease obligations	(116,000)
Long term capital lease obligations and guaranteed residual value	324,687
Less: unamortized debt discount on capital leases	(43,728)
Long term capital lease obligation and guaranteed residual value, net	$280,959

Equipment held under capital leases at December 31, 2014 had a cost of $465,500 and accumulated depreciation of $55,406. Total depreciation expense during the year ended December 31, 2014 and 2013 amounted to $67,703 and $0 respectively, including equipment held under capital leases.

The Lessor was induced to extend the equipment lease line with a grant of 986,250, 246,563 and 483,889 common stock warrants with a term of three years and an exercise price of $0.12, $0.20, and $0.24 per share during October 2013, March 2014 and May 2014, respectively. The warrants related to the October 2013 and March 2014 grants were determined to have a fair value of $68,190, which was recorded as a discount to the capital lease obligation. The warrants were initially recorded as derivative warrant liabilities due to inadequate shares authorized to accommodate the exercise, however were reclassified to additional paid-in capital when adequate shares were authorized due to the reverse split on May 16, 2014.

The Company and the Lessor entered into a registration rights agreement covering the registration of 110% of common stock underlying the Warrants. The Company was required to file a registration statement within 45 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 90 days after the closing date of the acquisition, 120 days if the Securities and Exchange Commission provides comment.  The Company met the filing and effectiveness criteria, as extended by the Lessor on April 2014, on November 21, 2014 which resulted in a penalty of $7,922 recorded by the Company at December 31, 2014.  The Lessor has extended the due day for this payment until June 30, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

NOTE 11. SUBSEQUENT EVENTS

National Hockey League Retail License and Sponsorship Agreement
On February 27, 2015 U-Vend, Inc. announced a multi-year, Corporate Marketing Letter Agreement (the “Agreement”) with the National Hockey League. The Agreement includes the usage of NHL® team branded marks on the Company’s ‘Puck Premium Ice Cream™ for the period commencing March 1, 2015 through June 30, 2020 in retail distributions including mass merchants, specialty shops, convenience stores and in the Company’s specialty kiosks in  North America.

The Company entered into the Agreement with NHL Enterprises, L.P, NHL Enterprises Canada, L.P. and NHL Interactive CyberEnterprises, LLC (collectively referred to as the “NHL” and the “Licensors”) and includes a retail license agreement, a corporate sponsorship and a marketing agreement.  In connection with the Agreement, the Company shall pay to the NHL a royalty payment of five percent (5%) on net sales as well as fees attributable to national advertising, promotion and corporate marketing and branding events.  The Agreement also provides for customary representations, warranties, and indemnification from the parties.

10% Convertible Note and Warrants
Subsequent to December 31, 2014, the Company issued four subordinated convertible note aggregating $70,000 which mature in the first quarter of 2016. The principal on these notes are convertible into common shares at the rate of $0.30 per share. In connection with this borrowing the Company granted 116,667 warrants with an exercise price of $0.35 per share, a 5 year term, and a "down round provision". The debt conversion price on the subordinated convertible notes are subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lenders agreed to restrict their ability to convert the subordinated convertible note and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lender from converting notes payable into common stock after selling shares owned into the market. The Company has provided for piggy-back registration rights on any registration statement covering 110% of the maximum number of shares underlying these notes and warrants.

2015 Perkin Industries, LLC Equipment Financing
On January 28, 2015, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment in the amount of $65,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks were placed in service in the Company’s southern California region.  The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender at the end of year one to put 50% of the equipment back to the Company or the Company to call for $32,875. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%.  At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to put for $32,875. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $65,750.  The Lender received 52,600 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing.

First Quarter 2015 Promissory Note
During the first quarter of 2015, the Company issued a $10% promissory note for $25,000 with a June 30, 2015 maturity date.

Common Shares issued
During the first quarter of 2015, the Company issued an aggregate of 70,000 common shares (at share prices ranging from $0.16 to $0.18 per share) to two firms that provided business development and design services.

Shares issued for Earn-Out - The U-Vend Canada merger agreement (see Note 2 above) provided for an earn-out based on 2014 and 2015 gross revenue targets. Subsequent to December 31, 2014, the Company’s board of directors recommended that the first year aggregate earn-out of 2,261,425 shares of common stock be paid to Paul Neelin and Diane Hope (in equal amounts) as the Company did not receive the anticipated level of financing. On April 7, 2015 the Company issued 1,130,712 common shares to Paul Neelin and 1,130,712 shares to Diane Hope in connection with the earn-out provision of the merger agreement.

Debt conversions
On February 28, 2015, the Company received a notice of debt conversion for principal of $5,000 of Senior Convertible notes held by Cobrador at $0.05 per share resulting in the issuance of 100,000 common shares.

Warrants Exercises
On February 3, 2015 Cobrador converted 150,000 of their Series A warrants into common shares at $0.05 per share resulting in cash proceeds of $7,500 to the Company. The warrant securities were registered for resale in the Company’s Form S-1 that was effective in November 2014.

On March 6, 2015 Automated Retail Leasing Partners converted 125,000 of their warrants  into common shares at $0.12 per share resulting in cash proceeds of $15,000 to the Company. The warrant securities were registered for resale in the Company’s Form S-1 that was effective in November 2014.

On March 23, 2015 Cobrador converted 350,000 of their Series A warrants into common shares at $0.05 per share resulting in cash proceeds of $17,500 to the Company. The warrant securities were registered for resale in the Company’s Form S-1 that was effective in November 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-VEND, INC.
April 15, 2015	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer )

April 15, 2015	By:	/s/ Kathleen A. Browne
Kathleen A. Browne Chief Financial Officer (Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2015	By:	/s/ Philip Jones
Philip Jones Director

April 15, 2015	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer )

April 15, 2015	By:	/s/ Paul Neelin
Paul Neelin Chief Operating Officer and Director

April 15, 2015	By:	/s/ Alexander Orlando
Alexander Orlando Director

April 15, 2015	By:	/s/ Patrick White
Patrick White Director