Form 10-Q
period 2015-03-31
U-Vend, Inc.
filed 2015-05-20
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 13,786,587, as of May 18, 2015.

U-VEND, INC.

U-VEND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS
Current assets:
Cash	$45,209	$73,396
Accounts receivable	4,600	-
Inventory (net)	43,155	28,732
Prepaid expenses and other assets	62,874	130,081
Total current assets	155,838	232,209

Noncurrent assets:
Property and equipment (net)	719,985	675,772
Security deposits	15,343	7,171
Deferred financing costs (net)	60,045	73,139
Intangible asset (net)	325,501	347,201
Goodwill	642,340	642,340
Total noncurrent assets	1,763,214	1,745,623

Total assets	$1,919,052	$1,977,832

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$172,153	$187,460
Accrued expenses	248,295	124,676
Accrued interest	74,015	90,797
Contingent consideration	495,449	226,866
Registration rights liability	22,156	22,156
Amounts due to officers	435,344	380,442
Senior convertible notes, net of discount	328,635	319,014
Promissory notes payable	395,105	304,277
Convertible notes payable, net of discount	367,897	303,074
Current capital lease obligation	88,607	116,000
Total current liabilities	2,627,656	2,074,762

Noncurrent liabilities:
Contingent consideration	-	246,423
Capital lease obligation, net of discount	275,294	280,959
Warrant liabilities	292,493	309,993
Total noncurrent liabilities	567,787	837,375

Total liabilities	3,195,443	2,912,137
Commitments and contingencies (Note 9)

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares authorized,
11,329,307 shares issued and outstanding (10,151,390 - 2014)	11,329	10,151
Additional paid-in capital	2,979,960	2,832,392
Accumulated deficit	(4,267,680)	(3,776,848)
Total stockholders' deficiency	(1,276,391)	(934,305)

Total liabilities and stockholders' deficiency	$1,919,052	$1,977,832

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenue	$124,749	$33,628

Cost of revenue	80,548	20,010

Gross profit	44,201	13,618

Operating expenses:
Selling	153,699	84,932
General and administrative	324,970	433,685
	478,669	518,617

Operating loss	(434,468)	(504,999)

Other (income) expense, net:
(Gain) on the change in fair value of debt and warrant liabilities	(24,992)	(38,687)
Amortization of debt discount and deferred financing costs	51,796	103,779
Interest expense	46,339	20,285
Unrealized gain on foreign currency	(16,779)	-
	56,364	85,377

Net loss	$(490,832)	$(590,376)

Net loss per share - basic and diluted	$(0.05)	$(0.08)

Weighted average common shares outstanding: basic and diluted	10,684,843	7,351,933

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the Three Months Ended
	March 31	March 31
	2015	2014

Net loss	$(490,832)	$(590,376)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	10,133	57,091
Gain on value of fair value of warrant liabilities	(19,592)	(38,687)
Change in fair value of convertible debt	(5,400)	-
Common shares issued for lease obligation	14,105	-
Common shares and warrants issued for services	11,350	212,575
Depreciation	30,442	7,918
Amortization of intangible asset	21,700	21,700
Amortization of debt discount and deferred financing costs	51,796	103,780
Accretion of contingent consideration	22,160	-
Unrealized gain on foreign currency	(16,779)	-
Conversion of accrued interest to common stock	-	500
(Increase) decrease in assets:
Accounts receivable	(4,600)	(1,385)
Inventory	(14,423)	(439)
Prepaid expenses and other assets	59,035	825
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	108,166	73,194
Accrued interest	19,374	-
Amounts due to officers	54,902	-
Net cash used by operating activities	(148,463)	(153,304)

Cash flows from investing activities:
Purchases of property and equipment	(8,904)	(3,110)
Acquisition of business	-	11,130
Net cash (used) provided by investing activities	(8,904)	8,020

Cash flows from financing activities:
Proceeds conversion of senior convertible debt	-	87,000
Proceeds from common stock warrant exercises	40,000	13,600
Proceeds from convertible notes, net of financing costs	64,180	50,000
Proceeds from promissory notes	25,000	-
Principal payments on promissory notes	-	(2,037)
Net cash provided by financing activities	129,180	148,563

Net (decrease) increase in cash	(28,187)	3,279
Cash - beginning of period	73,396	14,620
Cash - end of period	$45,209	$17,899

Cash paid for Interest	$11,841	$3,329

Non-cash investing and financing activities:
Equipment financed with debt	$65,750	$98,117
Debt discount related to warrant liability and beneficial conversion feature	$2,091	$132,547
Conversion of senior convertible debt into common stock	$5,000	$-
Common shares issued in settlement of capital lease obligation	$68,177	$-
Acquisition of U-Vend, Inc. for issuance of shares and effective settlement of inter-company	$-	$808,349
Issuance of promissory notes offsetting accrued expenses	$-	$57,807

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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

Management's plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss of approximately $491,000 during the three months ended March 31, 2015, has incurred accumulated losses totaling approximately $4,268,000, has a stockholders’ deficiency of approximately $1,276,000 and has a working capital deficit of approximately $2,472,000 at March 31, 2015. These factors, among others, indicate that there is substantial doubt that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 2, on January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend Canada, Inc. The Company believes the merger with U-Vend Canada, Inc. will provide it with business operations and also necessary working capital.  The Company is in discussion for raising additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2014 included in the Company’s 10-K annual report filed with the SEC on April 15, 2015.

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

Principles of Consolidation - The condensed consolidated financial statements include the accounts of U-Vend, Inc. (formerly Internet Media Services, Inc.), and the operations of U-Vend America, Inc., U-Vend Canada, Inc. and its wholly owned subsidiary, U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

Inventory - Inventories are stated at the lower of cost or market and cost is determined by the average cost method.  Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to $7,500 as of March 31, 2015 and December 31, 2014.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is provided using the straight line method over the estimated useful life of the assets.  Electronic kiosks and related equipment have estimated useful lives between five and seven years. Depreciation expense amounted to $30,442 during the three month ended March 31, 2015 compared to $7,918 for the three months ended March 31, 2014.

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

There are inherent assumptions and estimates used in developing future cash flows requiring management judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and asset impairment including projecting revenues, interest rates and the cost of capital. Many of the factors used in assessing fair value are outside our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments. In the event our planning assumptions were modified resulting in impairment to our assets, the associated expense would be included in the condensed consolidated statements of operations, which could materially impact our business, financial condition and results of operations.

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

As of March 31, 2015, there were approximately 44.3 million (35.4 million at March 31, 2014) shares potentially issuable under convertible debt agreements, options, warrants and contingent shares that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

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

Preferred Stock Authorized - The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of March 31, 2015 and December 31, 2014, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand.  The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The fair value was estimated using the trading price on March 31, 2015 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a level 1 input. Certain convertible notes payable are recorded at fair value at March 31, 2015. (See Note 4).  The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Derivative Financial Instruments – The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants issued by the Company have a “down round provision” and as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

Share-Based Compensation Expense – The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Stock Compensation.”  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. In accordance with FASB ASC 505 “Equity”, the measurement date for the non-forfeitable awards to nonemployees that vest immediately is the date the award is issued.

Revenue Recognition -   The Company has 118 electronic kiosks installed; 64 in the greater Chicago, Illinois area and 54 in the southern California area. The Company had no revenue in the southern California area during the three months ended March 31, 2014. Revenue is recognized at the time each vending transaction occurs, the payment method is approved and the product is disbursed from the machine.

Reclassifications - Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to current period presentation. These reclassifications had no effect on the results of operations or cash flows for the periods presented.

Accounting Pronouncements – FASB ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU 2014-12 requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. To account for such awards, a reporting entity should apply existing guidance in FASB ASC Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.

FASB ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from GAAP the concept of extraordinary items.  ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

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

During the first quarter of 2015, the Company’s board of directors recommended that the first year earn-out of 2,261,425 shares of common stock be paid equally between Paul Neelin and Diane Hope as the Company did not receive the anticipated level of financing. Subsequent to March 31, 2015 the Company issued the 2,261,425 shares to Paul Neelin and Diane Hope. At March 31, 2015 the condensed consolidated balance sheet reflects a current liability estimated in the amount of $495,449 in regard to this contingent consideration.  At December 31, 2014, the condensed consolidated balance sheet reflects a total contingent consideration liability of $473,289.

Allocation of Purchase Price - The purchase price was determined in accordance with the accounting treatment of the merger as a business combination in accordance with FASB ASC 805.  Under the guidance, the fair value of the consideration was determined and the assets and liabilities of the acquired business, U-Vend Canada, have been recorded at their fair values at the date of the acquisition.  The excess of the purchase price over the estimated fair values has been recorded as goodwill.

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

NOTE 3. SENIOR CONVERTIBLE NOTES

The Company entered into a Securities Purchase Agreement ("SPA") dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or "Cobrador") pursuant to Cobrador provided an aggregate of $400,000 financing through senior convertible notes and warrants. The financing and the related terms were dependent on several conditions including the Company's merger with U-Vend Canada, which was completed on January 7, 2014, and the Company effecting certain changes in its capital structure (see Note 1 regarding 1 for 200 reverse stock split).

As of March 31, 2015, total outstanding Senior Convertible Notes had a face value of $372,500 and is presented net of unamortized debt discounts of $43,865, resulting in a carrying amount of $328,635. As of December 31, 2014, total outstanding Senior Convertible Notes had a face value of $377,500 and are presented net of unamortized debt discounts of $58,486, resulting in a carrying value of $319,014. During the three months ended March 31, 2015, Cobrador converted $5,000 of outstanding principal at $0.05 per share into 100,000 common shares. During the three months ended March 31, 2015, and 2014, the Company recorded $14,621 and $68,750, respectively as amortization of debt discount on the senior convertible notes. As of March 31, 2015, the Company was in default of the agreement due to the failure to pay interest when due.  Cobrador has waived this default through June 30, 2015.

The Company and the Investor entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes and the Warrants. The Company was required to file a registration statement within 120 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company failed to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. The terms of this registration rights agreement do not limit the maximum potential consideration (including shares) to be transferred. The Company met the filing and effectiveness criteria, (as extended by the Investor on April 8, 2014), on November 21, 2014 which resulted in a penalty of $14,234 which is reflected as a liability at March 31, 2015.  The Investor has extended the due day for this payment until June 30, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

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

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of the outstanding warrants issued in connection with this SPA aggregate $285,537 as of March 31, 2015. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

Financing costs associated with the Senior Secured Convertible Note and certain of the Subordinated Convertible Notes payable (see Note 4) are included in deferred financing costs on the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.  These costs are amortized to interest expense over the term of the respective notes. Amortization of financing costs in the three months ended March 31, 2015 and 2014 was $18,914 and $9,125, respectively.

NOTE 4. CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTES PAYABLE

2014 Stock Purchase Agreement with 10% Convertible Notes and Warrants
During the three months ended March 31, 2015, the Company issued four 10% subordinated convertible notes: $25,000 is due and payable on January 19, 2016, $10,000 is due and payable on February 12, 2016, $10,000 is due and payable on February 19, 2016 and $25,000 is due and payable on March 10, 2016. The principal on these notes is convertible into common shares at the rate of $0.30 per share. In connection with these borrowings, the Company granted a total of 116,668 warrants with an exercise price of $0.35 per share and 5 year terms.  The Company allocated the $1,441 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. The warrants issued in connection with these notes have a “down round provision” and as a result, are classified as derivative liabilities for accounting purposes and the underlying warrants were valued at $1,441 reflecting debt discount and warrant liability.

During 2014, the Company issued four 10% subordinated convertible notes: $75,000 is due and payable on August 25, 2015, $50,000 is due and payable on August 13, 2015, $10,000 is due and payable on October 30, 2015 and $11,000 is due and payable on December 12, 2015.  The principal on these notes is convertible into common shares at the rate of $0.30 per share.  In connection with these borrowings the Company granted a total of 243,334 warrants with an exercise price of $0.35 per share and five year terms. The warrants issued have a “down round provision” and as a result are classified as derivative liabilities for accounting purposes.

As of March 31, 2015 and December 31, 2014, outstanding subordinated convertible notes had a face value of $216,000 and $146,000 and are presented net of unamortized debt discounts of $16,908 and $27,277, resulting in a carrying amount of $199,092 and $118,723, respectively. During the three months ended March 31, 2015, and 2014, the Company recorded $11,648 and $0, respectively, as amortization of debt discount on the subordinated convertible notes. The fair value of the warrant liability related to subordinated convertible notes was $3,975 as of March 31, 2015.

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

The Note has a maturity date of September 23, 2015 and included a prepayment penalty ranging from 15-40% of the principal amount if the Note is repaid from 30 to 180 days following the issuance date of the Note.  KBM has the right to convert the principal amount of $54,000 after 180 days following the date of the Note and ending on the complete satisfaction by payment or conversion.  The conversion price for the Note shall be determined based on 58% of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending one trading day prior to the date of conversion.  KBM agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by KBM and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. In the Event of Default the Note is immediately due and payable.  The minimum amount due under the default conditions is 150% times the principal and unpaid interest at the date of default.  The Note contains default events which, if triggered and not timely cured (if curable), will result in a default interest rate of 22% per annum.  KBM may request the payment in shares.

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

On April 17, 2015, the Company prepaid and retired this note. The Note, as described above, included a prepayment option which resulted the Company incurring a 30% prepayment premium of the principal amount ($16,200).  In addition, the Company paid $1,278 in accrued interest.  No amounts remain outstanding and payable to the holder of the Note subsequent to this payment. No shares of the Company stock were issued to the Note holder.  During the three months ended March 31, 2015, the Company recorded a $5,400 gain on fair value of debt based upon the repayment date to a total fair value of $70,200 in the condensed consolidated balance sheet at March 31, 2015.  The fair value on the condensed consolidated balance sheet was $75,600 at December 31, 2014.

U-Vend Canada Convertible Notes
The Company has two convertible 18% notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. As of March 31, 2015 these convertible notes have a carrying value of $98,604.  These convertible promissory notes reached maturity on July 26, 2014 and September 14, 2014.  The note holders have the option of debt conversion at the lesser of 80% of the market price of the Company’s common stock on the date of maturity, conversion at $1.00 per share or cash repayment. The note holders continue to evaluate these options, as defined in the debt agreement, including extension of the debt maturity date. The fair value of the two convertible notes is measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates.  The fair value measurement is classified as a Level 3 in the valuation hierarchy. During the three months ended March 31, 2015 and 2014, the Company recorded an unrealized gain on foreign currency related to the convertible notes and the underlying accrued interest of $16,779 and $0, respectively.

Promissory Notes Payable
During the first quarter of 2015, the Company issued an unsecured promissory note in the amount of $25,000 with an interest rate of 10% due and payable on June 30, 2015.

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada.  The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum.  The total principal outstanding on this promissory note at March 31, 2015 and December 31, 2014 was $6,232.

During 2014, the Company issued a $10,000 unsecured promissory note due and originally payable on November 30, 2014.  In connection with this borrowing the Company granted 41,667 warrants with an exercise price of $0.24 per share and a 2 year term.  The Company valued the warrants at fair value of $1,970 reflecting a debt discount on the promissory note. The carrying value of this note at March 31, 2015 and December 31, 2014 was $10,000.  The Company and the lender agreed to a revised maturity date on this promissory note and has extended the maturity to June 30, 2015.  In connection with this new repayment date, the interest rate on the promissory note have been modified to 9.5%.

During 2014, the Company issued a $40,000 unsecured promissory note with a 10% interest rate and maturity of December 19, 2015.

2014 Perkin Industries, LLC Equipment Financing
On October 23, 2014, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment and working capital in the amount of $250,000 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks, freezers, coin and inventory were placed in service in the Company’s southern California region.  The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender to put 50% of the equipment back or the Company to call for $125,000 at the end of year one. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%.  At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to call for $125,000. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $250,000.  The Lender received 200,000 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $2,471.  The carrying value on this financing is $248,662, net of $1,338 in debt discount at March 31, 2015 and $248,044, net of $1,956 in debt discount at December 31, 2014.

2015 Perkin Industries, LLC Equipment Financing
On January 8, 2015, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment in the amount of $65,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks were placed in service in the Company’s southern California region.  The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender at the end of year one to put 50% of the equipment back to the Company or the Company to call for $32,875. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%.  At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to put for $32,875. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $65,750.  The Lender received 52,600 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $650. The carrying value of this financing is $65,208, net of $542 debt discount at March 31, 2015.

The fair value of the warrant liability related to 2014 and 2015 Perkin equipment financing obligations was $2,981 as of March 31, 2014.

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

The following schedule provides minimum future rental payments required as of March 31, 2015, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2015	136,355
2016	126,822
2017	25,831
Total minimum lease payments	289,008
Guaranteed residual value	206,833
495,841
Less: Amount represented interest	(93,937)
Present value of minimum lease payments and guaranteed residual value	401,904
Less: Current portion of capital lease obligations	(88,607)
Long term capital lease obligations and guaranteed residual value	313,297
Less: Unamortized debt discount on capital leases	(38,003)
Long term capital lease obligations and guaranteed residual value, net	$275,294

Equipment held under capital leases at March 31, 2015 had a cost of $465,500 and accumulated depreciation of $72,246. Total depreciation expense during the three months ended March 31, 2015 and 2014 amounted to $30,422 and $7,918 respectively, including equipment held under capital leases.

The Company and the Lessor entered into a registration rights agreement covering the registration of 110% of common stock underlying the Warrants. The Company was required to file a registration statement within 45 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 90 days after the closing date of the acquisition, 120 days if the Securities and Exchange Commission provides comment.  The Company met the filing and effectiveness criteria, as extended by the Lessor on April 2014, on November 21, 2014 which resulted in a penalty of $7,922 which is reflected in the condensed consolidated balance sheet at March 31, 2015 and December 31, 2014.  The Lessor has extended the due day for this payment until June 30, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

NOTE 6. STOCKHOLDERS’ DEFICIENCY

The Company has authorized shares of common stock of 600,000,000 shares.

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at December 31, 2014	10,151,390	$10,151	$2,832,392	$(3,776,848)	$(934,305)
Stock based compensation	-	-	10,133	-	10,133
Shares issued for services	70,000	70	11,280	-	11,350
Shares issued on debt conversion	100,000	100	4,900	-	5,000
Common shares issued for capital lease obligation	382,917	383	81,880	-	82,263
Warrants exercised	625,000	625	39,375	-	40,000
Net loss	-	-	-	(490,832)	(490,832)
Balance at March 31, 2015	11,329,307	$11,329	$2,979,960	$(4,267,680)	$(1,276,391)

The fair value of warrants outstanding at March 31, 2015 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

During the first quarter of 2015, 125,000 common stock warrants were exercised at $0.12 per share resulting in cash proceeds of $15,000 to the Company.  Also during the first quarter of 2015, 500,000 common stock warrants were exercised at $0.05 per share resulting in cash proceeds of $25,000 to the Company.  As of March 31, 2015, unrecognized compensation cost related to option grants amounted to approximately $21,000 and will be recognized over the next 15 months.

At March 31, 2015 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2012 Private placement warrants	750	$30.00	April 2015
2013 Series A warrants Senior convertible notes	5,500,000	$0.05	June 2016-December 2016
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 Issued with lease obligation	861,250	$0.12	October 2016
2014 acquired in U-Vend Canada merger	1,142,336	$0.24	September 2015-January 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2017-November 2017
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 warrants for services	18,480	$0.01	January 2016
2014 warrants for services	420,000	$0.35	August 2019-December 2019
2014 warrants for services	35,000	$0.24	January 2016
2014 warrants for services	994,000	$0.05	June 2015-December 2015
2014 warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.18	May 2016
2014 Issued with promissory note	41,667	$0.18	May 2017
2015 Issued with convertible debt	116,668	$0.35	January 2020-March 2020
2015 Issued with convertible financing obligation	52,600	$0.35	January 2018

	30,282,203

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014.

	March 31, 2015	March 31, 2014
Balance at beginning of period	$309,993	$214,609
Allocation of proceeds related to convertible notes as derivative liabilities due to “down round” provision	2,092	122,330
Warrants classified as derivative liabilities due to inadequate shares authorized to accommodate the exercise of all outstanding equity instruments	-	43,108
Unrealized gain on fair value adjustment	(19,592)	(38,687)
	$292,493	$341,360

The fair value of warrants outstanding at March 31, 2015 and 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

The contingent consideration liability increased by $22,160 for accretion to fair value during the three month period ended March 31, 2015.  See Note 4 for fair value of U-Vend Canada and KBM convertible notes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

The following schedule provides minimum future payments for each of the periods ending June 30, 2016 through 2020 as defined in the NHL license and sponsorship agreements as of March 31, 2015 remeasured from Canadian dollars to U. S. dollars at the spot rate on March 31, 2015:

For the period ended	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	Total

Sponsorship fee	$394,400	$552,200	$670,500	$670,500	$670,500	$2,958,100
Minimum royalty	236,600	394,400	473,300	552,200	710,000	2,366,500
Media commitment	157,800	157,800	157,800	157,800	157,800	789,000
Product in kind	1,600	1,600	1,600	1,600	1,600	8,000

Total commitment	$790,400	$1,106,000	$1,303,200	$1,382,100	$1,539,900	$6,121,600

No payments were made to the NHL under this agreement as of March 31, 2015. As part of the agreement, the NHL has commitments to the Company which partially reduces the total commitment above.

Operating Lease Obligations
The Company has two operating lease agreements for warehouse space, one in the greater Chicago, Illinois area and one in southern California. The Chicago warehouse lease is for a term of 65 months commencing in November 2013 and requires a monthly rent of $1,875 with annual scheduled rent increases. The California warehouse lease is for a term of 12 months commencing in January 2015 and requires a monthly rent of $2,464 and 2.7% share of common area operating charges. The Company also has a vehicle lease in the Chicago area for use in product distribution and sales efforts. The Chicago vehicle lease is for a term of 48 months commencing in October 2013 and requires a monthly payment of $670.

NOTE 10. SUBSEQUENT EVENTS

On April 23, 2015, the Company issued 195,855 common shares at $0.21 per share in satisfaction of $41,141 of capital lease obligations.

On May 11, 2015, the Company entered into a non-binding term sheet with Cobrador Multi-Strategy Partners, LP for up to $1 million in senior secured convertible notes with a twelve month term and 9.5% annual interest rate payable quarterly in cash or at 15% if paid in restricted stock. The non-binding term sheet allows for a debt conversion price of $0.30 per common share and the issuance warrants equal to 50% of the convertible shares in the underlying notes. The warrants have an exercise price of $0.40 per share and a five year term from the date of grant. The Company received $165,000 in advance in connection with this term sheet subsequent to March 31, 2015. The parties agree to use their reasonable best efforts to consummate the closing of this financing as soon as commercially practicable following the execution of this term sheet.

On April 17, 2015, the Company prepaid and retired the KBM note in the amount of $70,200. The note included a prepayment option which resulted in the Company incurring a 30% prepayment premium on the principal amount.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended March 31, 2015 and March 31, 2014

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

Management's plans
The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss of approximately $491,000 during the three months ended March 31, 2015, has incurred accumulated losses totaling approximately $4,268,000, has a stockholders’ deficiency of approximately $1,276,000 and has a working capital deficit of approximately $2,472,000 at March 31, 2015. These factors, among others, indicate that there is substantial doubt that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 2, on January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend. The Company believes the merger with U-Vend Canada, Inc. will provide it with business operations and also necessary working capital.  The Company is in discussion for raising additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations: For the Three Months Ended March 31, 2015 and March 31, 2014

Revenue
The Company had $124,749 in revenue for the three months ended March 31, 2015 and had $33,628 in revenue for the three months ended March 31, 2014. The Company has 118 electronic kiosks installed as of March 31, 2015; 64 in the greater Chicago, Illinois area and 54 in the southern California area. The kiosks in California were installed during the first quarter of 2015 and the fourth quarter of 2014. The Company monitors revenue performance for each kiosks in service and redeploys units not meeting defined sales expectations. During the first quarter of 2015, the Company redeployed 15 kiosks from the Chicago region to southern California in connection with this monitoring policy.

Operating Expenses
Total operating expenses for were $478,669 for the three months ended March 31, 2015 compared to $518,617 for the three months ended March 31, 2014.  The Company began its current business efforts with the acquisition of the U-Vend Canada business in January 2014.  The business acquired from U-Vend Canada was focused on the Chicago Illinois region and has been expanded to include southern California during the fourth quarter of 2014.  The Company has a depot and staffing to develop and service customers in each of these geographic regions. Increases incurred in expenses for host commissions and data processing fees will vary with the growth in sales and number of kiosks in service, both of which increased as the business developed since the acquisition date of January 2014.

Selling expenses for the three month periods ending March 31, 2015 and March 31, 2014 are as follows:

	March 31, 2015	March 31, 2014	Increase (decrease)
Salaries and benefits	$32,000	$40,887	$(8,887)
Amortization of operating agreement	21,700	21,700	-
Host commissions	29,641	8,090	21,551
NHL sponsorship and marketing costs	43,875	-	43,875
Data processing service	5,949	935	5,014
Vehicle and maintenance	9,837	-	9,837
Travel and entertainment	2,800	6,920	(4,120)
Kiosk, office and other	5,670	5,834	(164)
Sales tax	2,227	566	1,661
	$153,699	$84,932	$68,767

Total general and administrative expenses for continuing operations were $324,970 for the three months ended March 31, 2015 compared to $433,685 for the three months ended March 31, 2014.  As noted above, the Company began its current business efforts with the acquisition of the U-Vend Canada in January 2014. The decrease in general and administrative costs in 2015 reflects certain professional service and advisory expenses attributed to the acquisition in 2014.  Stock compensation costs include expense of $10,133 for options granted in the third quarter of 2014, and services that were settled in common shares during the period. Stock compensation costs in 2014 reflects non-cash expenses for common stock issued in connection with the acquisition of U-Vend Canada in January 2014.

General and administrative expenses for the three month periods ending March 31, 2015 and March 31, 2014 are as follows:

	March 31, 2015	March 31, 2014	Increase (decrease)
Salaries and benefits	$83,411	$23,845	$59,566
Stock compensation costs	58,724	244,000	(185,276)
Professional fees and consultants	102,337	117,893	(15,556)
Accretion on contingent consideration	22,160	-	22,160
Rent and utilities	17,136	7,025	10,111
Office and support	11,833	22,414	(10,581)
Bank fees and service costs	5,717	2,254	3,463
Insurance	3,109	5,056	(1,947)
Printing	4,706	5,141	(435)
Shareholder expense	7,959	3,013	4,946
Travel and entertainment	7,878	3,044	4,834
	$324,970	$433,685	$(108,715)

Other (income) expense, net
Other expenses include: amortization incurred on the debt obligations of the Company, interest expense, changes to the fair value of convertible debt and warrant liabilities that include “down round” provisions, and unrealized foreign exchange on debt obligations payable in Canadian currency. Net other expenses were $56,364 for the three months ended March 31, 2015 compared to $85,377 during the three months ended March 31, 2014.

During the three months ended March 31, 2015, the Company recorded amortization on debt discount of $32,882, and amortization of deferred financing costs of $18,914 in connection with debt obligations, including debt acquired in the merger and the senior convertible debt agreement. During the three months ended March 31, 2014, the Company recorded amortization on debt discount of $94,654, and amortization of deferred financing costs of $9,125. The decrease in amortization during 2015 reflects the extension of the maturity date of the senior convertible debt on December 31, 2014 through December 2015.

Interest expense for the three months ended March 31, 2015 was $46,339 compared to $20,285 in the three months ended March 31, 2014.  The increase in interest expense in 2015 is associated with the borrowings under the senior convertible debt, convertible debt acquired from U-Vend Canada, subordinated convertible notes, promissory notes and lease obligations entered into in 2014-2015.

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations. During the three months ended March 31, 2015, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of approximately $19,592.

 On April 17, 2015, the Company prepaid and retired the KBM note. The Note (as described in Note 4 above), included a prepayment option which resulted the Company incurring a 30% prepayment premium of the principal amount ($16,200).  During the three months ended March 31, 2015, the Company recorded a $5,400 gain on fair value of this debt based upon the repayment date to a total fair value of $70,200.

The Company entered into two registration rights agreements covering the registration of securities with underlying common stock in connection with the senior convertible debt and one of the lease financing agreements. The Company was required to file a registration statement within a specified period of time after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline thereafter.  The Company met the filing and effectiveness criteria (as extended by the Senior Convertible Note holder and Lessor in April 2014) on November 21, 2014 which resulted in total penalties of $22,156 recorded by the Company at March 31, 2015.  The lenders have extended the due day for these payments until June 30, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

Net Loss
As a result of the foregoing, our net loss for the three months ended March 31, 2015 was $490,832 compared to a net loss of $590,376 incurred during the three months ended March 31, 2014.

Liquidity and Capital Resources
At March 31, 2015, we had a working capital deficiency of approximately $2,472,000 compared to working capital deficiency of approximately $1,843,000 at March 31, 2014. The increase in the working capital deficiency is primarily due to an increase in debt and lease obligations issued by the Company since March 31, 2014. During the three months ended March 31, 2015, our operating activities used cash of approximately $148,000 compared to approximately $153,000 used during three months ended March 31, 2014.

During the three months ended March 31, 2015, our operating losses, after adjusting for non-cash items, used approximately $371,000 of cash. Changes in working capital items provided approximately $222,000 of cash during the three months ended March 31, 2015. The primary component of the working capital increase compared to the three months ended March 31, 2014 is an increase in our accounts payable, accrued expenses and amounts due to officers. During the three months ended March 31, 2014, our operating losses after adjustment for non-cash items, used approximately $225,000 of cash, and working capital items provided approximately $72,000 of cash.

During the three months ended March 31, 2015, the Company issued $70,000 in 10% subordinated convertible notes, $65,750 in new financing on equipment and $25,000 in new promissory notes. During the three months ended March 31, 2014, we received $87,000 of senior convertible notes net of financing costs and a $50,000 promissory note from a director.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, we incurred a loss of $466,549 during the three months ended March 31, 2015, have incurred accumulated losses totaling $4,223,805 have a stockholders’ deficiency of $1,232,516 and had a working capital deficit of approximately $2,428,000 at March 31, 2015. These factors, among others, indicate that we may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To allow us to continue the development of its business plans and satisfy our obligations on a timely basis, we will need to raise additional financing to fund our operations.  Should additional financing not be available, we will have to negotiate with our lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  The condensed consolidated financial statements for the three months ended March 31, 2015, describe the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements:

Fair Value of Financial Instruments
Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on March 31, 2015, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities includes unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Fair Value of Debt
Under FASB ASC 480, Distinguishing Liabilities from Equity, the Company determined the notes payable are liabilities reported at fair value because the notes payable may be convertible into a variable number of common shares at fixed monetary amount, known at inception. The notes payable are to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the notes payable is measured by calculating possible outcomes of conversion to common shares and repayment of the notes payable, then weighting the probability of each possible outcome according to management’s estimates. The fair value measurement is classified as a Level 3 in the valuation hierarchy.

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

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations. The methodology for valuing our outstanding warrants classified as derivative instruments was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include impact of dilution and volatility. Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2014 exist in our internal control over financial reporting based on the evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2015, the Company issued four subordinated convertible notes totaling $70,000 with an interest rate of 10% and one year terms.  These notes are convertible into 233,333 shares of common stock at $0.30 per share.  The Company issued 116,668 warrants with an exercise price of $0.35 per share and 5 year terms in connection with this debt. This transaction is exempt from the registration requirement of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

On April 10, 2015, the Company issued 2,261,425 common shares in connection with an earn-out agreement as part of the Exchange of Securities Agreement with U-Vend Canada, Inc. entered into on January 7, 2014.  These shares were valued at $0.14 per share. This transaction is exempt from the registration requirement of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

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

U-VEND, INC.
May 20, 2015	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer )

May 20, 2015	By:	/s/ Kathleen A. Browne
Kathleen A. Browne Chief Financial Officer (Principal Accounting Officer)