Form 10-Q
period 2015-06-30
U-Vend, Inc.
filed 2015-09-04
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 14,971,587, as of September 2, 2015.

U-VEND, INC.

U-VEND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$60,409	$73,396
Accounts receivable	12,269	-
Inventory (net)	65,231	28,732
Prepaid expenses and other assets	111,363	130,081
Total current assets	249,272	232,209

Noncurrent assets:
Property and equipment (net)	740,345	675,772
Security deposits	15,343	7,171
Deferred financing costs (net)	59,990	73,139
Intangible asset (net)	303,801	347,201
Goodwill	642,340	642,340
Total noncurrent assets	1,761,819	1,745,623

Total assets	$2,011,091	$1,977,832

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$229,734	$187,460
Accrued expenses	98,999	124,676
Accrued interest	118,490	90,797
NHL sponsorship liability	140,576	-
Contingent consideration	-	226,866
Registration rights liability	22,156	22,156
Amounts due to officers	523,004	380,442
Senior convertible notes, net of discount	343,256	319,014
Promissory notes payable	395,885	304,277
Convertible notes payable, net of discount	563,007	303,074
Current capital lease obligation	112,753	116,000
Total current liabilities	2,547,860	2,074,762

Noncurrent liabilities:
Contingent consideration	-	246,423
Capital lease obligation, net of discount	235,688	280,959
Warrant liabilities	336,920	309,993
Total noncurrent liabilities	572,608	837,375

Total liabilities	3,120,468	2,912,137
Commitments and contingencies (Note 8)

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares
authorized, 14,371,587 shares issued and outstanding
(10,151,390 - 2014)	14,371	10,151
Additional paid-in capital	3,465,825	2,832,392
Accumulated deficit	(4,589,573)	(3,776,848)
Total stockholders' deficiency	(1,109,377)	(934,305)

Total liabilities and stockholders' deficiency	$2,011,091	$1,977,832

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$224,463	$62,008	$349,212	$95,636

Cost of revenue	134,721	33,971	215,269	53,981

Gross profit	89,742	28,037	133,943	41,655

Operating expenses:
Selling	221,057	104,392	374,756	189,324
General and administrative	284,016	128,663	586,826	562,348
Accretion and fair value adjustment of contingent consideration	(223,173)	-	(201,013)	-
	281,900	233,055	760,569	751,672

Operating loss	(192,158)	(205,018)	(626,626)	(710,017)

Other (income) expense, net
(Gain) loss on the change in fair value of debt and warrant liabilities	(10,709)	316,361	(35,701)	277,674
Amortization of debt discount and deferred financing costs	63,157	131,302	114,953	235,081
Interest expense	76,467	34,149	122,806	54,434
Gain on extinguishment of debt	-	(111,716)	-	(111,716)
Unrealized (gain) loss on foreign currency	820	-	(15,959)	-
	129,735	370,096	186,099	455,473

Net loss	$(321,893)	$(575,114)	$(812,725)	$(1,165,490)

Net loss per share- basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.15)
Weighted average common shares outstanding - basic and diluted	13,790,225	7,989,722	12,246,112	7,672,590

The accompanying notes are an integral part of the financial statement

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the Six Months Ended

	June 30, 2015		June 30, 2014
Cash flows from operating activities:
Net loss		$(812,725)	$(1,165,490)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation		12,840	62,110
(Gain) loss on fair value of warrant liabilities		(30,301)	277,674
Change in fair value of convertible debt		(5,400)	-
Common shares issued for lease obligation		21,146	-
Common shares and warrants issued for services		115,474	212,575
Common shares issued to satisfy loan from lessor		-	10,000
Depreciation		58,392	22,205
Amortization of intangible assets		43,400	43,399
Amortization of debt discount and deferred financing costs		114,953	235,081
Accretion and fair value adjustment of contingent consideration		(201,013)	-
Unrealized gain on foreign currency		(15,959)	-
Conversion of accrued interest to common stock		-	500
Gain on extinguishment of debt		-	(111,716)
(Increase) decrease in assets:
Accounts receivable		(12,269)	-
Inventory		(36,499)	(8,026)
Prepaid expenses and other assets		10,546	2,251
Increase in liabilities:
Accounts payable and accrued expenses		216,134	149,015
Accrued interest		78,347	-
Amount due to officers		142,562	54,340
Net cash used by operating activities		(300,372)	(216,082)

Cash flows from investing activities:
Purchase of property and equipment		(7,115)	(3,110)
Acquisition of business		-	11,132
Net cash (used) provided by investing activities		(7,115)	8,022

Cash flows from financing activities:
Proceeds from common stock warrant exercises		40,000	23,660
Proceeds from convertible notes, net of financing costs		299,700	143,900
Proceeds from promissory notes		25,000	60,000
Principal payments on promissory notes		-	(2,754)
Repayment of convertible note		(70,200)	-
Net cash provided by financing activities		294,500	224,806

Net (decrease) increase in cash		(12,987)	16,746

Cash - beginning of period		73,396	14,620

Cash - end of period		$60,409	$31,366

Cash paid for :
Interest		$11,841	$6,958

Non-cash investing and financing activities:
Issuance of common shares for settlement of lease obligation		$102,266	$23,923
Debt discount related to warrant liability and beneficial conversion feature		$7,127	$341,947
Kiosks purchased with financing obligation		$65,750	$-
Property financed with capital lease		$-	$271,572
Conversion of senior convertible debt into common shares		$5,000	$-
Equipment acquired in exchange for warrant liability		$50,100	$-
Issuance of common shares to satisfy contingent consideration obligation		$272,276	$-
Issuance of common stock warrants to satisfy accrued expense		$60,000	$-
Issuance of common shares as debt financing cost		$8,672	$-
Issuance of promissory note offsetting accrued expenses		$-	$57,807
Acquisition of U-Vend, Inc, for issuance of shares and effective settlement of inter-company	$		$808,349

The accompanying notes are an integral part of the financial statements

U-VEND, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management.  Our kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards.  Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings.   Our approach to the market can include the addition of a digital LCD monitor to most makes and models in a kiosk program. This would allow us to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

Management's plans

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $812,725 during the six months ended June 30, 2015, has incurred accumulated losses totaling $4,589,573, and has a working capital deficit of approximately $2,298,600 at June 30, 2015. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company needs to raise additional financing to fund the Company’s operations for fiscal year 2015 to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

On January 7, 2014, U-Vend, Inc. (formerly Internet Media Services, Inc.  (“IMS”)) entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend Canada, Inc. (“U-Vend Canada”) The Company believes the merger with U-Vend Canada will provide it with business operations and also working capital.  The Company is in discussion to raise additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend, Inc. will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory - Inventories are stated at the lower of cost or market and cost is determined by the average cost method.  Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to $7,500 as of June 30, 2015 and December 31, 2014.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is provided using the straight line method over the estimated useful life of the assets.  Electronic kiosks and related equipment have estimated useful lives between five and seven years. Depreciation expense amounted to $27,950 and $58,392, respectively in the three and six month periods ended June 30, 2015. Depreciation expense amounted to $14,287 and $22,205, respectively for the three and six months ended June 30, 2014.

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

As of June 30, 2015, there were approximately 43.2 million (40.7 million at June 30, 2014) shares potentially issuable under convertible debt agreements, options, warrants and contingent shares that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

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

Preferred Stock Authorized - The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of June 30, 2015 and December 31, 2014, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand.  The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The fair value was estimated using the trading price on June 30, 2015 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a level 1 input. Certain convertible notes payable are recorded at fair value at June 30, 2015. (See Note 4).  The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Revenue Recognition -   The Company has 118 electronic kiosks installed; 55 in the greater Chicago, Illinois area and 63 in the southern California area. The Company had no revenue in the southern California area during the three and six months ended June 30, 2014. The Company began its installation of kiosks in the southern California region during the fourth quarter of 2014. Revenue is recognized at the time each vending transaction occurs, the payment method is approved and the product is disbursed from the machine.

Reclassifications - Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to current period presentation. These reclassifications had no effect on the results of operations or cash flows for the periods presented.

Accounting Pronouncements – FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value.  FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required.  Early adoption is permitted.  The Company is evaluating the potential impact of this ASU on the condensed consolidated financial statements.

NOTE 2. MERGER WITH U-VEND CANADA, INC.

On January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc. (“U-Vend Canada”). Pursuant to the agreement, which was amended on April 30, 2014 effective as of January 7, 2014, the Company acquired all the outstanding shares of U-Vend Canada in exchange for 3,500,000 newly issued shares of the Company’s common stock with a par value of $0.001 per share. Certain shareholders of U-Vend Canada were granted the right to earn up to an additional 4,522,850 shares of the Company’s common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015.  In connection with this agreement, the Company issued an aggregate of 1,354,111 shares of Common Stock as compensation to the Chief Executive Officer and advisors for their services in connection with the transaction contemplated by the merger agreement. The Company issued 389,520 shares of common stock to its Chief Executive Officer. The Company incurred approximately $264,000 in broker, advisory and professional fees associated with the merger.

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

Based on the aforementioned and after taking in consideration all the relevant facts and circumstances, management came to the conclusion that U-Vend, Inc. (formerly Internet Media Services, Inc.), as the legal acquirer was also the accounting acquirer in the transaction.  As a result, the merger has been accounted for as a business combination in accordance with the FASB ASC 805.  Under the guidance, consideration, including contingent consideration and the assets and liabilities of U-Vend Canada were recorded at their estimated fair value on the date of the acquisition.  The excess of the purchase price over the estimated fair values was recorded as goodwill.

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

During the first quarter of 2015, the Company’s board of directors recommended that the first year earn-out of 2,261,425 shares of common stock be paid equally between Paul Neelin and Diane Hope as the Company did not receive the anticipated level of financing. During the second quarter of 2015, the Company issued the 2,261,425 shares to Paul Neelin and Diane Hope.

At June 30, 2015 the condensed consolidated balance sheet reflects no liability for contingent consideration as the Company believes the level of financing has been achieved and does not believe that these revenue targets will be achieved. During the three months ended June 30, 2015, the Company reversed the liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in the Statement of Operations.  At December 31, 2014, the condensed consolidated balance sheet reflects a total contingent consideration liability of $473,289.

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

The allocation of purchase price to the assets acquired and liabilities assumed as the date of the acquisition is presented in the table below.  This allocation is based upon valuations using management’s estimates and assumptions.  The Company allocated $434,000 of the purchase price to intangible assets relating to the operating agreement with Mini Melts USA, which management estimates has a life of five years. Amortization expense amounted to $86,800 in 2014 and is estimated to be $86,800 in 2015 and in each of the succeeding years until fully amortized in December 2018. The Company initially recognized a $164,920 deferred tax liability associated with the increase in book basis of the acquired tangible and intangible assets. During the final accounting for the merger, it was determined that the deferred tax liability reflecting the book and tax basis of the acquired assets would be $75,000. As a result the deferred tax liability and the related goodwill were adjusted by $89,920 during the measurement period. The following table summarizes the allocation of the purchase price for the acquisition of U-Vend Canada.

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

As of June 30, 2015, total outstanding Senior Convertible Notes had a face value of $372,500 and is presented net of unamortized debt discounts of $29,244, resulting in a carrying amount of $343,256. As of December 31, 2014, total outstanding Senior Convertible Notes had a face value of $377,500 and are presented net of unamortized debt discounts of $58,486, resulting in a carrying value of $319,014. During the six months ended June 30, 2015, Cobrador converted $5,000 of outstanding principal at $0.05 per share into 100,000 common shares.

During the three and six months ended June 30, 2015, the Company recorded $14,621 and $29,242, respectively as amortization of debt discount on the senior convertible notes. During the three and six months ended June 30, 2014, the Company recorded $99,584 and $168,344, respectively as amortization of debt discount on the senior convertible notes. As of June 30, 2015, the Company received extensions from Cobrador on the due dates for interest payments on $377,500 of outstanding senior convertible notes with maturity dates extended to December 31, 2015.

The debt conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. When the notes were issued, Cobrador agreed to restrict its ability to convert the Senior Convertible Notes and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. On May 5, 2015, the Company and Cobrador agreed to amend the convertible notes, including the notes issued in connection with 2014 and 2015 SPA, to allow the Cobrador to hold in excess of 4.99% with 61 days written notice of such intent to the Company.

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of the outstanding warrants issued in connection with this SPA aggregate $274,959 as of June 30, 2015. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

The Company and the Investor entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes and the Warrants. The Company was required to file a registration statement within 120 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company failed to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. The terms of this registration rights agreement do not limit the maximum potential consideration (including shares) to be transferred. The Company met the filing and effectiveness criteria, (as extended by the Investor on April 8, 2014), on November 21, 2014 which resulted in a penalty of $14,234 which is reflected as a liability at June 30, 2015.  The Investor has extended the due day for this payment until December 31, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

Financing costs associated with the Senior Secured Convertible Note and certain of the Subordinated Convertible Notes payable (see Note 4) are included in deferred financing costs on the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.  These costs are amortized over the term of the respective notes. Amortization of financing costs in the three and six months ended June 30, 2015 was $16,438 and $34,632, respectively. Amortization of financing costs in the three and six months ended June 30, 2014 was $12,400 and $21,525, respectively.

2014 Gain on extinguishment of debt
During the second quarter of 2014, the Company and Cobrador entered into an agreement to extend the maturity of certain of the notes issued in 2013. Accordingly, Cobrador consented to the extension of the maturity dates of the notes dated June 18, 2013 and August 21, 2013 to December 26, 2014.

During the second quarter of 2014, certain of the terms of certain of the Cobrador notes were modified.  The notes issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have an exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants. The Company recognized a gain of approximately $122,000 on extinguishment of debt in the six month period ended June 30, 2014, resulting from changes to the terms of the Cobrador notes, as described above which is reflected in gain on extinguishment of debt in the condensed consolidated statement of operations.

Also, during the second quarter of 2014, the Company issued three senior convertible notes, in addition to the reissued notes described above, to the Investor in the aggregate principal amount of $70,000 along with Series A and Series B warrants ("Warrants") to the Investor to acquire shares of common stock in the Company. The SPA, Senior Convertible Notes, Warrants and other ancillary agreements with the Investor are referred to as the “Financing Agreement.” Each Senior Convertible Note under the Financing Agreement is for a term of one year and bears interest at 7% payable in cash or shares of the Company's common stock, and provides for an increase in the rate of interest if there is a default as defined in the Financing Agreement. The debt issued during the second quarter of 2014 can be converted into shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the notes issued in the second quarter of 2014, the Company issued the Investor 2.1 million Series A warrants with an exercise price of $0.05 per share and 2.1 million Series B warrants with an exercise price of $0.06 per share in connection with this debt under previously described terms.

NOTE 4. CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTES PAYABLE

2015 Stock Purchase Agreement (SPA) with 9.5% Convertible Notes and Warrants
On May 11, 2015, the Company entered into a non-binding term sheet with Cobrador Multi-Strategy Partners, LP for up to $1 million in senior secured convertible notes with a twelve month term and 9.5% annual interest rate payable quarterly in cash or at 15% if paid in restricted stock. The agreement allows for a debt conversion price of $0.30 per common share and the issuance of warrants equal to 50% of the convertible shares in the underlying notes. The warrants have an exercise price of $0.40 per share and a five year term from the date of grant. The Company and Cobrador finalized the Securities Purchase Agreement, the Notes and Warrant Agreements on August 17, 2015.

During the six months ended June 30, 2015, the Company issued six 9.5% subordinated convertible notes aggregating $256,000 in connection with this agreement with maturity dates ranging from April 2016 through June 2016. The principal on these notes is convertible into common shares at the rate of $0.30 per share.  In connection with these borrowings, the Company granted a total of 426,667 warrants with an exercise price of $0.40 per share and 5 year terms.  The Company allocated the $5,036 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued.  During the three and six months ended June 30, 2015, the Company recorded $816 as amortization of debt discount on the 2015 SPA subordinated convertible notes.

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of the outstanding warrants issued in connection with this SPA aggregate $4,870 as of June 30, 2015. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

The debt conversion price on the 2015 subordinated convertible notes are subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lenders agreed to restrict their ability to convert the subordinated convertible note and receive shares of the Company if the number of shares of common stock beneficially held by the lenders and its affiliates in the aggregate after such conversion exceeds 9.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lenders from converting notes payable into common stock after selling shares owned into the market. The Company has provided for piggy-back registration rights on any registration statement covering 110% of the maximum number of shares underlying these notes and warrants. The subordinated convertible promissory notes are secured by substantially all assets of the Company with the exception of lease equipment obligations and is subordinate to indebtedness with institutions or non-commercial lenders.

Financing costs of $29,152 were incurred with the issuance of the 2015 Convertible Notes and are included in deferred financing costs on the condensed consolidated balance sheets at June 30, 2015.  These costs are amortized over the term of the respective notes. Amortization of these financing costs in the three and six months ended June 30, 2015 was $4,664.

2014 Stock Purchase Agreement (SPA) with 10% Convertible Notes and Warrants
During the six months ended June 30, 2015, the Company issued four 10% subordinated convertible notes: $25,000 is due and payable on January 19, 2016, $10,000 is due and payable on February 12, 2016, $10,000 is due and payable on February 19, 2016 and $25,000 is due and payable on March 10, 2016. The principal on these notes is convertible into common shares at the rate of $0.30 per share. In connection with these borrowings, the Company granted a total of 116,668 warrants with an exercise price of $0.35 per share and 5 year terms.  The Company allocated the $1,441 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. The warrants issued in connection with these notes have a “down round provision” and as a result, are classified as derivative liabilities for accounting purposes.

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

As of June 30, 2015 and December 31, 2014, outstanding subordinated convertible notes had a face value of $216,000 and $146,000 and are presented net of unamortized debt discounts of $4,899 and $27,277 resulting in a carrying amount of $211,101 and $118,723, respectively. During the three and six months ended June 30, 2015 the Company recorded $12,008 and $23,819, respectively, as amortization of debt discount on the 2014 SPA subordinated convertible notes. During the three and six months ended June 30, 2014, there was no amortization of debt discount on the 2015 SPA subordinated convertible notes. The fair value of the warrant liability related to subordinated convertible notes was $4,109 as of June 30, 2015.

The debt conversion price on the 2014 subordinated convertible notes are subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lenders agreed to restrict their ability to convert the subordinated convertible note and receive shares of the Company if the number of shares of common stock beneficially held by the lenders and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lenders from converting notes payable into common stock after selling shares owned into the market. The Company has provided for piggy-back registration rights on any registration statement covering 110% of the maximum number of shares underlying these notes and warrants. The subordinated convertible promissory notes are secured by substantially all assets of the Company with the exception of lease equipment obligations and is subordinate to indebtedness with institutions or non-commercial lenders.

Financing costs of $14,321 were incurred with the issuance of the convertible notes and are included in deferred financing costs in the condensed consolidated balance sheets at June 30, 2015.  These costs are amortized over the term of the respective notes. Amortization of these financing costs in the three and six months ended June 30, 2015 was $3,580 and $6,357, respectively.

KBM Worldwide, Inc. Securities Purchase Agreement
On December 30, 2014, the Company received net proceeds of $50,000 as a result of the Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”) for the sale of a Convertible Note (the “Note”) in the principal amount of $54,000.  The principal advanced under the Note includes $4,000 in fees incurred by KBM related to the transaction. The KBM Securities Purchase Agreement, dated December 19, 2014 (“the SPA”), bears interest at the rate of 8% per annum.  In connection with the SPA the Company is required to reserve a sufficient number of shares of its common stock (“the Common Stock”) for issuance upon full conversion of the Note in accordance with the terms thereof.  The initial amount of shares reserved in connection with the SPA and underlying Note was 2,500,000 shares. The Company incurred approximately $4,000 financing costs in connection with the note issuance that are fully expensed as of June 30, 2015.

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

Under FASB ASC 480 “Distinguishing Liabilities from Equity,” the Company determined the Notes were liabilities reported at fair value because the Notes may be settled by conversion into a variable number of common shares at fixed monetary amount, known at inception. The Notes were subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the Notes is measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates. The fair value measurement is classified as a Level 3 in the valuation hierarchy.

U-Vend Canada Convertible Notes
The Company has two convertible 18% notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. As of June 30, 2015 these convertible notes have a carrying value of $100,125.  These convertible promissory notes reached maturity on July 26, 2014 and September 14, 2014 and are currently due.  The note holders have the option of debt conversion at the lesser of 80% of the market price of the Company’s common stock on the date of maturity, conversion at $1.00 per share or cash repayment. The note holders continue to evaluate these options, as defined in the debt agreement, including extension of the debt maturity date. The fair value of the two convertible notes is measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates.  The fair value measurement is classified as a Level 3 in the valuation hierarchy. During the three months ended June 30, 2015, the Company recorded an unrealized loss on foreign currency related to these notes and the related accrued interest of $820 and an unrealized gain of $15,959 during the six months ended June 30, 2015. No unrealized foreign currency gains or losses were recorded in the three and six months ended June 30, 2014.

Promissory Notes Payable
During the first quarter of 2015, the Company issued an unsecured promissory note in the amount of $25,000 with an interest rate of 10% due and payable on with an original maturity date of June 30, 2015.  The lender has agreed to extend the maturity of his note to December 31, 2015. Effective with this maturity extension the interest rate was increased to 12% effective July 1, 2015.

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada.  The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum.  The total principal outstanding on this promissory note at June 30, 2015 and December 31, 2014 was $6,235.

During 2014, the Company issued a $10,000 unsecured promissory note due and originally payable on November 30, 2014.  In connection with this borrowing the Company granted 41,667 warrants with an exercise price of $0.24 per share and a 2 year term.  The Company valued the warrants at fair value of $1,970 reflecting a debt discount on the promissory note. The carrying value of this note at June 30, 2015 and December 31, 2014 was $10,000.  The Company and the lender agreed to a revised maturity date on this promissory note and has extended the maturity to December 31, 2015.  In connection with this new repayment date, the interest rate on the promissory note have been modified to 9.5%.

During 2014, the Company issued a $40,000 unsecured promissory note with a 10% interest rate and a maturity of December 19, 2015.

2014 Perkin Industries, LLC Equipment Financing
On October 23, 2014, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment and working capital in the amount of $250,000 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks, freezers, coin and inventory were placed in service in the Company’s southern California region.  The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender to put 50% of the equipment back or the Company to call for $125,000 at the end of year one. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%.  At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to call for $125,000. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $250,000.  The Lender received 200,000 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $2,471.  The carrying value on this financing is $249,280, net of $720 in debt discount at June 30, 2015 and $248,044, net of $1,956 in debt discount at December 31, 2014.

2015 Perkin Industries, LLC Equipment Financing
On January 8, 2015, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment in the amount of $65,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks were placed in service in the Company’s southern California region.  The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender at the end of year one to put 50% of the equipment back to the Company or the Company to call for $32,875. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%.  At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to put for $32,875. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $65,750.  The Lender received 52,600 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $650. The carrying value of this financing is $65,370, net of $380 debt discount at June 30, 2015.

The fair value of the warrant liability related to 2014 and 2015 Perkin equipment financing obligations was $2,882 as of June 30, 2014. Total amortization of debt discount related to 2014 and 2015 Perkin equipment financing during the three and six months ended June 30, 2014 was $726 and $1,506, respectively.

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

The following schedule provides minimum future rental payments required as of June 30, 2015, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2015	102,266
2016	126,822
2017	25,831
Total minimum lease payments	254,919
Guaranteed residual value	206,833
461,752
Less: Amount represented interest	(81,031)
Present value of minimum lease payments and guaranteed residual value	380,721
Less: Current portion of capital lease obligations	(112,753)
Long term capital lease obligations and guaranteed residual value	267,968
Less: Unamortized debt discount on capital leases	(32,280)
Long term capital lease obligations and guaranteed residual value, net	$235,688

Equipment held under capital leases at June 30, 2015 had a cost of $465,500 and accumulated depreciation of $98,713.

The Company and the Lessor entered into a registration rights agreement covering the registration of 110% of common stock underlying the Warrants. The Company was required to file a registration statement within 45 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 90 days after the closing date of the acquisition, 120 days if the Securities and Exchange Commission provides comment.  The Company met the filing and effectiveness criteria, as extended by the Lessor on April 2014, on November 21, 2014 which resulted in a penalty of $7,922 which is reflected in the condensed consolidated balance sheet at June 30, 2015 and December 31, 2014.  The Lessor has extended the due day for this payment until December 31, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

NOTE 6. STOCKHOLDERS’ DEFICIENCY

The Company has authorized shares of common stock of 600,000,000 shares.

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at December 31, 2014	10,151,390	$10,151	$2,832,392	$(3,776,848)	$(934,305)
Stock based compensation	-	-	12,840	-	12,840
Shares issued for services	655,000	655	114,819	-	115,474
Shares issued on debt conversion	100,000	100	4,900	-	5,000
Common shares issued for capital lease obligation	578,772	579	122,813	-	123,392
Warrants exercised	625,000	625	39,375	-	40,000
Shares issued on earn of contingent consideration	2,261,425	2,261	270,014	-	272,275
Warrants issued for services	-	-	68,672	-	68,672
Net loss	-	-	-	(812,725)	(812,725)
Balance at June 30, 2015	14,371,587	$14,371	$3,465,825	$(4,589,573)	$(1,109,377)

The fair value of warrants outstanding at June 30, 2015 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

During the six months ended June 30, 2015, 125,000 common stock warrants were exercised at $0.12 per share resulting in cash proceeds of $15,000 to the Company.  Also during this period, 500,000 common stock warrants were exercised at $0.05 per share resulting in cash proceeds of $25,000 to the Company.  As of June 30, 2015, unrecognized compensation cost related to option grants amounted to approximately $10,800 and will be recognized over the next 12 months. Also during this period 112,000 warrants expired unexercised.

At June 30, 2015 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2013 Series A warrants Senior convertible notes	5,500,000	$0.05	June 2016-December 2016
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 Issued with lease obligation	861,250	$0.12	October 2016
2014 Acquired in U-Vend Canada merger	1,142,336	$0.24	September 2015-January 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2017-November 2017
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 Warrants for services	18,480	$0.01	January 2016
2014 Warrants for services	420,000	$0.35	August 2019-December 2019
2014 Warrants for services	35,000	$0.24	January 2016
2014 Warrants for services	882,000	$0.05	June 2015-December 2015
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with 2014 SPA convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.18	May 2016
2014 Issued with promissory note	41,667	$0.18	May 2017
2015 Issued with 2014 SPA convertible debt	116,668	$0.35	January 2020-March 2020
2015 Issued with convertible financing obligation	52,600	$0.35	January 2018
2015 Issued for services	382,400	$0.35	February 2020-June 2020
2015 Issued with 2015 SPA convertible debt	426,667	$0.40	April 2020- June 2020
2015 Warrants issued for equipment	200,000	$0.35	January 2020
	31,178,520

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and the year ended December 31, 2014.

	June 30, 2015		December 31, 2014
Balance at beginning of period	$309,993		$214,609
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	7,128		285,269
Equipment purchased with warrants classified as derivative liabilities due to “down round” provision	50,100		-
Allocation of proceeds related to subordinated convertible notes and equipment financing obligation as derivative liabilities due to “down round” provision	-		6,951
Extinguishment of June 18, 2013, August 21, 2013 and October 17, 2013 senior convertible notes		-	(87,921)
Warrants classified as derivative liabilities due to inadequate shares authorized to accommodate the exercise of all outstanding equity instruments	-		43,108
Adjustment of warrants classified as derivatives to additional-paid-in capital as a result of adequate authorized due to reverse stock split on May 16, 2014	-		(52,833)
Unrealized gain on fair value adjustment	(30,301)		(99,190)
	$336,920		$309,993

The fair value of warrants outstanding at June 30, 2015 and December 31, 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

The following schedule provides minimum future payments for each of the periods ending June 30, 2016 through 2020 as defined in the NHL license and sponsorship agreements as of June 30, 2015 remeasured from Canadian dollars to U. S. dollars at the spot rate on June 30, 2015:

For the period ended	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	Total

Sponsorship fee	$400,500	$560,700	$680,850	$680,850	$680,850	$3,003,750
Minimum royalty	240,300	400,500	480,600	560,700	720,900	2,403,000
Media commitment	160,200	160,200	160,200	160,200	160,200	801,000
Product in kind	1,602	1,602	1,602	1,602	1,602	8,010

Total commitment	$802,602	$1,123,002	$1,323,252	$1,403,352	$1,563,552	$6,215,760

No payments were made to the NHL under this agreement as of June 30, 2015. The Sponsorship and Minimum royalty payments due to the NHL (in Canadian dollars) are as follows in the initial period:  $200,000 on November 15, 2015, $200,000 on January 15, 2016 and $400,000 on April 15, 2016.  The company has accrued $140,576 of this total commitment as of June 30, 2015.

As part of the agreement, the NHL has commitments to the Company including a retail royalty fund which partially reduces the total commitment above.

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

NOTE 9. SUBSEQUENT EVENTS

2015 Stock Purchase Agreement with 10% Convertible Notes and Warrants
Subsequent to June 30, 2015, the Company issued two 9.5% interest subordinated convertible notes aggregating $60,000 in connection with 2015 Stock Purchase Agreement. The principal on these notes is convertible into common shares at the rate of $0.30 per share.  In connection with these notes the Company granted 100,000 warrants with an exercise price of $0.40 per share with a 5 year term and include a “down round provision.”

The debt conversion price on the 2015 subordinated convertible notes are subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lenders agreed to restrict their ability to convert the subordinated convertible note and receive shares of the Company if the number of shares of common stock beneficially held by the lenders and its affiliates in the aggregate after such conversion exceeds 9.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lenders from converting notes payable into common stock after selling shares owned into the market. The Company has provided for piggy-back registration rights on any registration statement covering 110% of the maximum number of shares underlying these notes and warrants. The subordinated convertible promissory notes are secured by substantially all assets of the Company with the exception of lease equipment obligations and is subordinate to indebtedness with institutions or non-commercial lenders.

Shares Issued for Services
On August 1, 2015. The Company engaged the services of a consultant in the areas of business and operational strategy focused in the area of revenue expansion. In connection with this agreement, the consultant received 100,000 shares of common stock that were fully vested upon grant and a monthly stipend of $1,000 per month for a period of twelve months from the date of the agreement.

Technology Distribution Agreement: Ingram Micro LP
On August 10, 2015, the Company entered into a technology distribution agreement (the “Agreement”) with Ingram Micro LP (“Ingram”), a limited partnership formed under the laws of Ontario, Canada, granting Ingram the non-exclusive right to purchase and distribute the Company’s Automated Retail Platform consisting of self-serve floor model electronic kiosks and self-serve counter-top electronic kiosks equipped with the Company’s digital advertising platform (the “Equipment”) throughout Canada.  As outlined in the Agreement, Ingram names the Company as its exclusive kiosk supplier for retailing electronics.  The Agreement includes a pilot period that will require Ingram to purchase certain quantities of Equipment.  The initial equipment quantities purchased for the pilot period is expected to be determined in the third quarter of 2015.

In addition to the sale of Equipment to Ingram, the Agreement stipulates once the Equipment is installed, the Company will enter into fee-based support contracts with Ingram for the servicing of the Equipment and the managing of the digital advertising component of the Equipment.  The Agreement also provides for the customary representations, warranties, and indemnification from the parties.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and six months ended June 30, 2015 and June 30, 2014

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

Management's plans
The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $812,725 during the six months ended June 30, 2015, has incurred accumulated losses totaling $4,589,573, and has a working capital deficit of approximately $2,298,600 at June 30, 2015. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company needs to raise additional financing to fund the Company’s operations for fiscal year 2015 to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

On January 7, 2014, U-Vend, Inc. (formerly Internet Media Services, Inc.  (“IMS”)) entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend Canada, Inc. (“U-Vend Canada”) The Company believes the merger with U-Vend Canada will provide it with business operations and also working capital.  The Company is in discussion to raise additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend, Inc. will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations: For the Three Months Ended June 30, 2015 and June 30, 2014

Revenue
The Company had $224,463 in revenue for the three months ended June 30, 2015 and had $62,008 in revenue for the three months ended June 30, 2014. The Company has 118 electronic kiosks installed as of June 30, 2015; 55 in the greater Chicago, Illinois area and 63 in the southern California area. The kiosks in California were installed during the first quarter of 2015 and the fourth quarter of 2014. The Company monitors revenue performance for each of the kiosks in service and redeploys units not meeting defined sales expectations. During the three months ended June 30, 2015, the Company redeployed 24 kiosks from the Chicago region to southern California in connection with this monitoring policy.

Operating Expenses
The Company began its current business efforts with the acquisition of the U-Vend Canada business in January 2014.  The business acquired from U-Vend Canada was focused on the Chicago Illinois region at the date of the acquisition and has since expanded to include southern California during the fourth quarter of 2014 and Las Vegas Nevada in the third quarter of 2015.  The Company has a depot and staffing to develop and service customers in each of these geographic regions. Increases incurred in expenses for host commissions and data processing fees will vary with the growth in sales and number of kiosks in service, both of which increased as the business developed since the acquisition date of January 2014.

Total operating expenses were $281,900 for the three months ended June 30, 2015 compared to $233,055 for the three months ended June 30, 2014. During the 2015 quarter, the Company reversed the liability for contingent consideration, resulting in non-cash operating income of $223,173, as the Company does not believe that the revenue targets prescribed for this earn-out will be achieved. Excluding the impact of this income item, the total operating expense for the three months ended June 30, 2015 would have been $505,073.

Selling expense in the three months ended June 30, 2015 increased by $116,665 over the comparable period in the prior year.  This increase reflects the growth in the number of kiosks in service and the launch of the southern California operations in the fourth quarter of 2014. The Company is amortizing the MiniMelt Operating Agreement acquired with the merger with U-Vend Canada over its estimated useful life of 60 months.  Commissions are paid to our host locations where our kiosks are located.  These fees are based on sales by location and are paid monthly.  The increase in 2015 compared to 2014 reflects the growth in sales during the period. During the three months ended June 30, 2015, the Company accrued $96,701 in sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement announced in February of 2015. Management believes spending in support of selling and product marketing will trend higher in future periods as new products and geographic locations are expanded. Management believes such spending will result in sales growth in these future periods.

Selling expenses for the three month periods ending June 30, 2015 and June 30, 2014 are as follows:

	June 30, 2015	June 30, 2014	Increase (decrease)
Salaries and benefits	$23,250	$40,577	(17,327)
Amortization of operating agreement	21,700	21,700	-
Host commissions	54,660	17,239	37,421
NHL sponsorship and marketing costs	96,701	-	96,701
Vehicle and maintenance	12,857	14,113	(1,256)
Travel and entertainment	3,732	5,387	(1,655)
Kiosk, office and other	2,190	3,965	(1,775)
Sales tax	5,967	1,411	4,556
	$221,057	$104,392	$116,665

Total general and administrative expenses for the three months ended June 30, 2015 were $284,016 compared to $128,663 for the three months ended June 30, 2014.  As noted above, the Company began its current business efforts with the acquisition of the U-Vend Canada in January 2014. The increase in general and administrative costs in 2015 reflects an increase in total salaries and benefits due to the 10% sales bonus earned by the Company’s CEO. This increase reflects the increase in sales during the period.  Stock compensation costs include expense for options granted in the third quarter of 2014, and services that were settled in common shares during the period.  The increase in professional service and advisory expenses is primarily attributed to consultants which have been engaged as the business continues to grow.  The Company utilizes contract advisors in lieu of hiring whenever possible in order to control costs associated with full time employees. The increase in rent and utilities reflects the expansion to southern California where a depot location has been established to service clients in the region. The Company intends to hire sales, marketing and operations staff in future periods when the business generates positive operating cash flow or has additional financing.  The increase in travel and entertainment reflects costs to establish and negotiate the NHL contract agreement.

General and administrative expenses for the three month periods ending June 30, 2015 and June 30, 2014 are as follows:

	June 30, 2015	June 30, 2014	Increase (decrease)
Salaries and benefits	$97,455	$30,916	$66,539
Stock compensation costs	86,959	24,577	62,382
Professional fees and consultants	33,696	18,662	15,034
Rent and utilities	22,178	11,404	10,774
Office and support	7,538	17,538	(10,000)
Bank fees and service costs	5,009	2,510	2,499
Insurance	2,740	6,670	(3,930)
Printing	8,954	3,625	5,329
Shareholder expense	3,252	8,057	(4,805)
Travel and entertainment	16,235	4,704	11,531
	$284,016	$128,663	$155,353

Other (income) expense, net
Other expenses include: amortization incurred on the debt obligations of the Company, interest expense, changes to the fair value of convertible debt and warrant liabilities that include “down round” provisions, and unrealized gains on foreign exchange on debt obligations payable in Canadian currency. Net other expenses were $129,735 for the three months ended June 30, 2015 compared to $370,096 during the three months ended June 30, 2014.

During the three months ended June 30, 2015, the Company recorded amortization on debt discount of $33,950, and amortization of deferred financing costs of $29,207 in connection with debt obligations, including debt acquired in the merger and the senior convertible debt agreement. During the three months ended June 30, 2014, the Company recorded amortization on debt discount of approximately $118,000, and amortization of deferred financing costs of approximately $13,000.

Interest expense for the three months ended June 30, 2015 was $76,467 compared to $34,149 in the three months ended June 30, 2014.  The increase in interest expense in 2015 is associated with the increased borrowings under the senior convertible debt,  subordinated convertible notes, promissory notes and lease obligations entered into in 2014-2015.

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations. During the three months ended June 30, 2015, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of approximately $11,000 compared to a loss on the change in fair value of warrant liabilities in the amount of approximately $316,000 during the three months ended June 30, 2014.

The Company entered into two registration rights agreements covering the registration of securities with underlying common stock in connection with the senior convertible debt and one of the lease financing agreements. The Company was required to file a registration statement within a specified period of time after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline thereafter.  The Company met the filing and effectiveness criteria (as extended by the Senior Convertible Note holder and Lessor in April 2014) on November 21, 2014 which resulted in total penalties of $22,156 recorded by the Company at June 30, 2015.  The lenders have extended the due day for these payments until December 31, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

Net Loss
As a result of the foregoing, our net loss for the three months ended June 30, 2015 was $321,893 compared to a net loss of $575,114 incurred during the three months ended June 30, 2014.

Results of Operations: For the Six Months Ended June 30, 2015 and June 30, 2014

Revenue
The Company had $349,212 in revenue for the six months ended June 30, 2015 and had $95,636 in revenue for the six months ended June 30, 2014. The Company has 118 electronic kiosks installed as of June 30, 2015; 55 in the greater Chicago, Illinois area and 63 in the southern California area. The kiosks in California were installed during the first quarter of 2015 and the fourth quarter of 2014. The Company monitors revenue performance for each kiosks in service and redeploys units not meeting defined sales expectations. During the six months ended June 30, 2015, the Company redeployed 21 kiosks from the Chicago region to southern California in connection with this monitoring policy.

Operating Expenses
The Company began its current business efforts with the acquisition of the U-Vend Canada business in January 2014.  The business acquired from U-Vend Canada was focused on the Chicago Illinois region at the date of the acquisition and has since expanded to include southern California during the fourth quarter of 2014 and Las Vegas Nevada in the third quarter of 2015.  The Company has a depot and staffing to develop and service customers in each of these geographic regions. Increases incurred in expenses for host commissions and data processing fees will vary with the growth in sales and number of kiosks in service, both of which increased as the business developed since the acquisition date of January 2014.

Total operating expenses for were $760,569 for the six months ended June 30, 2015 compared to $751,672 for the six months ended June 30, 2014. During the second quarter of 2015 quarter, the Company reversed the liability for contingent consideration, resulting in non-cash operating income of $201,013, as the Company does not believe that the revenue targets prescribed for this earn-out will be achieved. Excluding the impact of this income item, the total operating expense for the six months ended June 30, 2015 would have been $961,582.

Selling expense in the six months ended June 30, 2015 increased by $185,432 over the comparable period in the prior year.  This increase reflects the growth in the number of kiosks in service and the launch of the southern California operations in the fourth quarter of 2014.  The Company is amortizing the MiniMelt Operating Agreement acquired with the merger with U-Vend Canada over its estimated useful life of 60 months.  Commissions are paid to our host locations where our kiosks are located.  These fees are based on sales by location and are paid monthly.  The increase in 2015 reflects the growth in sales during the period.  During the six months ended June 30, 2015, the Company accrued $140,576 in sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement announced in February of 2015. Management believes spending in support of selling and product marketing will trend higher in future periods as new products and geographic locations are expanded. Management believes such spending will result in sales growth in these future periods.

Selling expenses for the six month periods ending June 30, 2015 and June 30, 2014 are as follows:

	June 30, 2015	June 30, 2014	Increase (decrease)
Salaries and benefits	$55,250	$81,467	$(26,217)
Amortization of operating agreement	43,400	43,400	-
Host commissions	84,301	25,329	58,972
NHL sponsorship and marketing costs	140,576	-	140,576
Vehicle and maintenance	22,694	14,113	8,581
Travel and entertainment	6,532	12,306	(5,774)
Kiosk, office and other	13,809	10,732	3,077
Sales tax	8,194	1,977	6,217
	$374,756	$189,324	$185,432

Total general and administrative expenses for the six months ended June 30, 2015 were $586,826 compared to $562,348 for the six months ended June 30, 2014.  As noted above, the Company began its current business efforts with the acquisition of the U-Vend Canada in January 2014. The increase in general and administrative costs in 2015 reflects an increase in total salaries and benefits due to the 10% sales bonus earned by the Company’s CEO.  Decreased professional service and advisory expenses reflect reduced spending in 2015 compared to expenses incurred in 2014 attributed to the acquisition of U-Vend, Canada, Inc.  The Company utilizes contract advisors in lieu of hiring whenever possible in order to control costs associated with full time employees. The Company intends to hire sales, marketing and operations staff in future periods when the business generates positive operating cash flow or has additional financing.  Stock compensation costs include expense for options granted in the third quarter of 2014 and services that were settled in common shares during the period. Stock compensation costs in 2014 reflects non-cash expenses for common stock issued in connection with the acquisition of U-Vend Canada in January 2014.

General and administrative expenses for the six month periods ending June 30, 2015 and June 30, 2014 are as follows:

	June 30, 2015	June 30, 2014	Increase (decrease)
Salaries and benefits	$180,866	$54,761	$126,105
Stock compensation costs	145,683	268,577	(122,894)
Professional fees and consultants	136,033	165,364	(29,331)
Rent and utilities	39,314	18,429	20,885
Office and support	19,361	12,707	6,654
Bank fees and service costs	10,726	4,765	5,961
Insurance	5,849	11,726	(5,877)
Printing	13,660	8,766	4,894
Shareholder expense	11,221	11,070	151
Travel and entertainment	24,113	6,183	17,930
	$586,826	$562,348	$24,478

Other (income) expense, net
Other expenses include: amortization incurred on the debt obligations of the Company, interest expense, changes to the fair value of convertible debt and warrant liabilities that include “down round” provisions, and unrealized foreign exchange on debt obligations payable in Canadian currency. Net other expenses were $186,099 for the six months ended June 30, 2015 compared to $455,473 during the six months ended June 30, 2014.

During the six months ended June 30, 2015, the Company recorded amortization on debt discount of $66,832, and amortization of deferred financing costs of $48,121 in connection with debt obligations, including debt acquired in the merger and the senior convertible debt agreement. During the six months ended June 30, 2014, the Company recorded amortization on debt discount of $213,556, and amortization of deferred financing costs of $21,525.

Interest expense for the six months ended June 30, 2015 was $122,806 compared to $54,434 in the six months ended June 30, 2014.  The increase in interest expense in 2015 is associated with the increased borrowings under the senior convertible debt, subordinated convertible notes, promissory notes and lease obligations entered into in 2014-2015.

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations. During the six months ended June 30, 2015, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $30,301 compared to a loss on the change in fair value of warrant liabilities in the amount of $277,674 during the six months ended June 30, 2014.

On April 17, 2015, the Company prepaid and retired the KBM note. The Note (as described in Note 4 above), included a prepayment option which resulted the Company incurring a 30% prepayment premium of the principal amount ($16,200).  During the six months ended June 30, 2015, the Company recorded a $5,400 gain on fair value of this debt based upon the repayment date to a total fair value of $70,200.

The Company entered into two registration rights agreements covering the registration of securities with underlying common stock in connection with the senior convertible debt and one of the lease financing agreements. The Company was required to file a registration statement within a specified period of time after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline thereafter.  The Company met the filing and effectiveness criteria (as extended by the Senior Convertible Note holder and Lessor in April 2014) on November 21, 2014 which resulted in total penalties of $22,156 recorded by the Company at June 30, 2015.  The lenders have extended the due day for these payments until December 31, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

The Company recognized a gain of $111,716 on extinguishment of debt in the six month period ended June 30, 2014, resulting primarily from changes to certain of the terms of certain of the Cobrador notes.  Certain of the terms of certain of the Cobrador notes were modified.  The notes issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have and exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants.

Net Loss
As a result of the foregoing, our net loss for the six months ended June 30, 2015 was $812,725 compared to a net loss of $1,165,490 incurred during the six months ended June 30, 2014.

Liquidity and Capital Resources
At June 30, 2015, we had a working capital deficiency of approximately $2,299,000 compared to working capital deficiency of approximately $1,843,000 at December 31, 2014. The increase in the working capital deficiency is primarily due to an increase in debt and lease obligations issued by the Company since December 31, 2014. During the six months ended June 30, 2015, our operating activities used cash of approximately $300,000 compared to approximately $216,000 used during six months ended June 30, 2014.

During the six months ended June 30, 2015, our operating losses, after adjusting for non-cash items, used approximately $699,000 of cash. Changes in working capital items provided approximately $399,000 of cash during the six months ended June 30, 2015. The primary component of the working capital increase compared to the six months ended June 30, 2014 is an increase in our accounts payable, accrued expenses and amounts due to officers. During the six months ended June 30, 2014, our operating losses after adjustment for non-cash items, used approximately $414,000 of cash, and working capital items provided approximately $198,000 of cash.

During the six months ended June 30, 2015, the Company issued $299,700 in subordinated convertible notes, net of financing costs, and $25,000 in promissory notes. Also during the six months ended June 30, 2015 the Company received $40,000 in proceeds from exercises of common stock warrants.  During the six months ended June 30, 2014, we received $143,900 of senior convertible notes, net of financing costs, a $50,000 promissory note from a director and a $10,000 from a promissory note with our lessor.  Also during the six month period in 2014, the Company received $23,660 in cash proceeds from the exercise of commons stock warrants and paid $2,754 of principal repayments.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, we incurred a loss of $812,752 during the six months ended June 30, 2015, have incurred accumulated losses totaling $4,589,573, have a stockholders’ deficiency of $1,109,377 and had a working capital deficit of approximately $2,299,000 at June 30, 2015. These factors, among others, indicate that we may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  The condensed consolidated financial statements for the three and six months ended June 30, 2015, describe the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements:

Fair Value of Financial Instruments
Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on June 30, 2015, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities and contingent consideration include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Fair Value of Debt
Under FASB ASC 480, Distinguishing Liabilities from Equity, the Company determined certain convertible notes payable are liabilities reported at fair value because the notes payable may be convertible into a variable number of common shares at fixed monetary amount, known at inception. The notes payable are to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the notes payable is measured by calculating possible outcomes of conversion to common shares and repayment of the notes payable, then weighting the probability of each possible outcome according to management’s estimates. The fair value measurement is classified as a Level 3 in the valuation hierarchy.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, the Company issued four subordinated convertible notes totaling $256,000 with an interest rate of 10% and one year terms.  These notes are convertible into 853,333 shares of common stock at $0.30 per share.  The Company issued 426,667 warrants with an exercise price of $0.40 per share and 5 year terms in connection with this debt. This transaction is exempt from the registration requirement of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

On August 1, 2015, the Company issued 100,000 common shares in connection with a consulting agreement. These shares were valued at $0.16 per share. This transaction is exempt from the registration requirement of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

On August 7, 2015, the Company issued 500,000 common shares in connection with an employment agreement with Mark Chapman. These shares vest equally in three tranches: 1/3 on January 1, 2016, 1/3 on August 7, 2016 and the final 1/3 on August 7, 2017.  This transaction is exempt from the registration requirement of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
None.

ITEM 6 – EXHIBITS

10.38	Form of Securities Purchase Agreement 2015 SPA
10.39	Form of Note 2015 Stock Purchase Agreement
10.40	Form of Warrant Agreement 2015 SPA
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)

32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

U-VEND, INC.
September 4, 2015	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Director (Principal Executive Officer )

September 4, 2015	By:	/s/ Kathleen A. Browne
Kathleen A. Browne Chief Financial Officer (Principal Accounting Officer)