Form 10-Q
period 2015-09-30
U-Vend, Inc.
filed 2015-12-16
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 17,024,821, as of December  4, 2015.

U-VEND, INC.

U-VEND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$89,765	$73,396
Accounts receivable	7,793	-
Inventory (net)	43,139	28,732
Prepaid expenses and other assets	109,217	130,081
Total current assets	249,914	232,209

Noncurrent assets:
Property and equipment (net)	708,679	675,772
Security deposits	15,943	7,171
Deferred financing costs (net)	55,998	73,139
Intangible asset (net)	282,101	347,201
Goodwill	642,340	642,340
Total noncurrent assets	1,705,061	1,745,623

Total assets	$1,954,975	$1,977,832

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$269,953	$187,460
Accrued expenses	126,483	124,676
Accrued interest	124,650	90,797
NHL sponsorship liability	230,004	-
Contingent consideration	-	226,866
Registration rights liability	22,156	22,156
Amounts due to officers	588,756	380,442
Senior convertible notes, net of discount	357,756	319,014
Promissory notes payable	420,603	304,277
Convertible notes payable, net of discount	695,218	303,074
Current capital lease obligation	94,989	116,000
Total current liabilities	2,930,568	2,074,762

Noncurrent liabilities:
Contingent consideration	-	246,423
Capital lease obligation, net of discount	252,135	280,959
Warrant liabilities	303,912	309,993
Total noncurrent liabilities	556,047	837,375

Total liabilities	3,486,615	2,912,137
Commitments and contingencies (Note 8)

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares
authorized, 15,904,232 shares issued and outstanding
(10,151,390 - 2014)	15,902	10,151
Additional paid-in capital	3,661,070	2,832,392
Accumulated deficit	(5,208,612)	(3,776,848)
Total stockholders' deficiency	(1,531,640)	(934,305)

Total liabilities and stockholders' deficiency	$1,954,975	$1,977,832

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$275,266	$86,530	$624,478	$182,166

Cost of revenue	187,699	50,874	402,968	104,855

Gross profit	87,567	35,656	221,510	77,311

Operating expenses:
Selling	248,565	114,479	623,321	303,803
General and administrative	441,515	273,902	1,028,341	836,250
Accretion and reversal of earn-out liability	-	-	(201,013)	-
	690,080	388,381	1,450,649	1,140,053

Operating loss	(602,513)	(352,725)	(1,229,139)	(1,062,742)

Other (income) expense, net
(Gain) loss on the change in fair value of debt and warrant liabilities	(32,042)	(219,888)	(67,743)	57,786
Amortization of debt discount and deferred financing costs	(333)	137,252	114,620	372,333
Interest expense	57,503	45,638	180,309	110,254
Loss (gain) on extinguishment of debt	-	7,632	-	(114,266)
Unrealized gain on foreign currency	(8,602)	(12,500)	(24,561)	(12,500)
	16,526	(41,866)	202,625	413,607

Loss before income taxes	(619,039)	(310,859)	(1,431,764)	(1,476,349)
Income tax benefit	-	24,738	-	24,738

Net loss	$(619,039)	$(286,121)	$(1,431,764)	$(1,451,611)

Net loss per share- basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.18)
Weighted average common shares outstanding - basic and diluted	15,213,660	9,167,005	13,246,165	8,176,201

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the Nine Months Ended

	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(1,431,764)	$(1,451,611)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	112,431	146,533
(Gain) loss on fair value of warrant liabilities	(62,343)	81,224
Common shares issued for lease obligation	28,187	17,658
Common shares and warrants issued for services	195,473	285,132
Depreciation	90,058	43,324
Amortization of intangible assets	65,100	65,099
Amortization of debt discount and deferred financing costs	114,620	372,333
Accretion of contingent consideration, net of fair value adjustment	(201,013)	(4,215)
Unrealized gain on foreign currency	(24,561)	(12,500)
Benefit recognized on deferred taxes	-	(24,738)
Convertible notes payable fair value adjustment	(5,400)	(23,438)
Common shares issued to obtain loan from lessor	-	10,000
Conversion of accrued interest to common stock	-	500
Gain on extinguishment of debt	-	(114,266)
(Increase) decrease in assets:
Accounts receivable	(7,793)	-
Inventory	(14,407)	(13,026)
Prepaid expenses and other assets	12,092	1,199
Increase in liabilities:
Accounts payable and accrued expenses	373,259	193,830
Accrued interest	113,693	-
Amount due to officers	208,314	85,367
Net cash used by operating activities	(434,054)	(341,595)

Cash flows from investing activities:
Purchase of property and equipment	(7,115)	(7,548)
Acquisition of business	-	11,130
Net cash (used) provided by investing activities	(7,115)	3,582

Cash flows from financing activities:
Proceeds from common stock warrant exercises	55,000	71,660
Proceeds from senior convertible notes, net of financing costs	-	121,344
Proceeds from convertible notes, net of financing costs	423,900	115,082
Proceeds from promissory notes	48,838	10,000
Principal payments on promissory notes	-	(2,754)
Proceeds from notes payable director	-	50,000
Repayment of convertible note	(70,200)	-

Net cash provided by financing activities	457,538	365,332

Net increase in cash	16,369	27,319

Cash - beginning of period	73,396	14,620

Cash - end of period	$89,765	$41,939

Cash paid for :
Income taxes	$3,700	$2,000
Interest	$23,000	$16,958

Non-cash investing and financing activities:
Property and equipment financed with financing obligation	$65,750	$-
Property and equipment financed with capital lease	$-	$271,572
Equipment acquired in exchange of warrant liability	$50,100	$-
Debt discount related to warrant liability and beneficial conversion feature	$9,696	$387,942
Issuance of promissory notes offsetting accrued expenses	$60,000	$57,807
Issuance of common stock to satisfy capital lease obligation	$136,334	$49,586
Issuance of common shares to satisfy contingent consideration obligation	$272,276	$-
Acquisition of U-Vend, Inc. for issuance of shares and effective settlement of inter-company	$-	$808,349
Settlement of notes payable director in common shares and warrants	$-	$150,062
Issuance of common shares and warrants as debt financing cost	$26,195	$-
Reclassification of warrant liability to paid in capital- adequate authorized shares available	$-	$52,833
Conversion convertible debt into common stock	$5,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

Management's plans

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,431,764 during the nine months ended September 30, 2015, has incurred accumulated losses totaling $5,208,612, and has a working capital deficit of approximately $2,680,654 at September 30, 2015. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Inventory - Inventories are stated at the lower of cost or market and cost is determined by the average cost method.  Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to $7,500 as of September 30, 2015 and December 31, 2014.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is provided using the straight line method over the estimated useful life of the assets.  Electronic kiosks and related equipment have estimated useful lives between five and seven years. Depreciation expense amounted to $31,666 and $90,058, respectively in the three and nine month periods ended September 30, 2015. Depreciation expense amounted to $21,324 and $43,324, respectively for the three and nine months ended September 30, 2014.

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

As of September 30, 2015, there were approximately 44.9 million (40.9 million at September 30, 2014) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.  The shares potentially issuable excludes 2.3 million shares of common stock as contingent consideration related to the merger of U-Vend Canada, Inc. (see Note 2).

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

Preferred Stock Authorized - The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of September 30, 2015 and December 31, 2014, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand.  The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The fair value was estimated using the trading price on September 30, 2015 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a level 1 input. Certain convertible notes payable are recorded at fair value at September 30, 2015. (See Note 4).  The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Revenue Recognition -   The Company has 118 electronic kiosks installed; 22 in the greater Chicago, Illinois area, 62 in the southern California area, and 13 in the Las Vegas area.  In addition, the Company also had 21 electronic kiosks in transit anticipating a fourth quarter installation. The Company had no revenue in the southern California area during the three and nine months ended September 30, 2014. The Company began its installation of kiosks in the southern California region during the fourth quarter of 2014. Revenue is recognized at the time each vending transaction occurs, the payment method is approved and the product is disbursed from the machine.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs.  The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.  Weare currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

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

At September 30, 2015 the condensed consolidated balance sheet reflects no liability for contingent consideration as the Company believes the level of financing has been achieved and does not believe that these revenue targets will be achieved. During the nine months ended September 30, 2015, the Company reversed the remaining liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in accompanying condensed consolidated Statement of Operations.  At December 31, 2014, the condensed consolidated balance sheet reflects a total contingent consideration liability of $473,289.

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

The allocation of purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below.  This allocation is based upon valuations using management’s estimates and assumptions.  The Company allocated $434,000 of the purchase price to intangible assets relating to the operating agreement with Mini Melts USA, which management estimates has a life of five years. Amortization expense amounted to $86,800 in 2014 and is estimated to be $86,800 in 2015 and in each of the succeeding years until fully amortized in December 2018. The Company initially recognized a $164,920 deferred tax liability associated with the increase in book basis of the acquired tangible and intangible assets. During the final accounting for the merger, it was determined that the deferred tax liability reflecting the book and tax basis of the acquired assets would be $75,000. As a result the deferred tax liability and the related goodwill were adjusted by $89,920 during the measurement period. The following table summarizes the allocation of the purchase price for the acquisition of U-Vend Canada.

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

As of September 30, 2015, total outstanding Senior Convertible Notes had a face value of $377,500 and is presented net of unamortized debt discounts of $14,744, resulting in a carrying amount of $357,756. As of December 31, 2014, total outstanding Senior Convertible Notes had a face value of $377,500 and are presented net of unamortized debt discounts of $58,486, resulting in a carrying value of $319,014. During the nine months ended September 30, 2015, Cobrador converted $5,000 of outstanding principal at $0.05 per share into 100,000 common shares.

During the three and nine months ended September 30, 2015, the Company recorded $14,498 and $43,742, respectively as amortization of debt discount on the senior convertible notes. During the three and nine months ended September 30, 2014, the Company recorded $106,086 and $275,505, respectively as amortization of debt discount on the senior convertible notes. The Company received extensions until December 31, 2015 from Cobrador on the due dates for principal and interest payments on outstanding senior convertible notes.

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

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of the outstanding warrants issued in connection with this SPA dated June 18, 2013 aggregate $240,935 as of September 30, 2015. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

The Company and the Investor entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes and the Warrants. The Company was required to file a registration statement within 120 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company failed to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. The terms of this registration rights agreement do not limit the maximum potential consideration (including shares) to be transferred. The Company met the filing and effectiveness criteria, (as extended by the Investor on April 8, 2014), on November 21, 2014 which resulted in a penalty of $14,234 which is reflected as a liability at September 30, 2015.  The Investor has extended the due day for this payment until December 31, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

2014 Gain on extinguishment of debt
During the second quarter of 2014, the Company and Cobrador entered into an agreement to extend the maturity of certain of the notes issued in 2013. Accordingly, Cobrador consented to the extension of the maturity dates of the notes dated June 18, 2013 and August 21, 2013 to December 26, 2014.

During the second quarter of 2014, certain of the terms of certain of the Cobrador notes were modified.  The notes issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock were amended and reissued as notes convertible into 3,000,000 shares of the Company's common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued.  The 4.5 million reissued Series A warrants have an exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months.  The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants. The Company recognized a gain of approximately $122,000 on extinguishment of debt in the nine  month period ended September  30, 2014, resulting from changes to the terms of the Cobrador notes, as described above which is reflected in gain on extinguishment of debt in the condensed consolidated statement of operations.

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

During the nine months ended September 30, 2015, the Company issued ten 9.5% subordinated convertible notes aggregating $391,000 in connection with this agreement with maturity dates ranging from April 2016 through September 2016. The principal on these notes is convertible into common shares at the rate of $0.30 per share.  In connection with these borrowings, the Company granted a total of 651,667 warrants with an exercise price of $0.40 per share and 5 year terms.  The Company allocated the $7,603 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued.  During the three and nine months ended September  30, 2015, the Company recorded $1,901, and $2,717, respectively, as amortization of debt discount on the 2015 SPA subordinated convertible notes.  As of September 30, 2015, outstanding 2015 SPA notes had a face value of $391,000 and are presented net of debt discount of $4,887 resulting in a carrying value of $386,113.

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of the outstanding warrants issued in connection with this 2015 SPA aggregate $6,638 as of September 30, 2015. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

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

2014 Stock Purchase Agreement (SPA) with 10% Convertible Notes and Warrants
During the nine months ended September 30, 2015, the Company issued four 10% subordinated convertible notes in the aggregate face amount of $70,000 due at various dates between January and March, 2016. Principal on these notes is convertible into common shares at the rate of $0.30 per share. In connection with these borrowings, the Company granted a total of 116,668 warrants with an exercise price of $0.35 per share and 5 year terms.  The Company allocated the $1,441 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. The warrants issued in connection with these notes have a “down round provision” and as a result, are classified as derivative liabilities for accounting purposes.

During 2014, the Company issued four 10% subordinated convertible notes in the aggregate face amount of $146,000 due at various dates between August and December 2015. The principal on these notes is convertible into common shares at the rate of $0.30 per share.  In connection with these borrowings the Company granted a total of 243,334 warrants with an exercise price of $0.35 per share and five year terms. The warrants issued have a “down round provision” and as a result are classified as derivative liabilities for accounting purposes.

The Company and the note holders of two of the 10% subordinated convertible notes in the aggregate face amount of $125,000 extended the maturity of the notes to December 2015. The Company issued the note holders an aggregate of 100,000 shares of common stock as consideration for the extension. The fair value of the common shares issued was recorded as deferred financing costs amounting to $16,500, of which $10,000 was charged to operations as amortization during the three months ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, outstanding subordinated convertible notes had a face value of $216,000 and $146,000 and are presented net of unamortized debt discounts of $557 and $27,277 resulting in a carrying amount of $215,443 and $118,723, respectively. During the three and nine months ended September 30, 2015 the Company recorded $4,342 and $28,162, respectively, as amortization of debt discount on the 2014 SPA subordinated convertible notes. During the three and nine months ended September 30, 2014, the amortization of  debt discount on the 2014 SPA subordinated convertible notes was $11,499. The fair value of the warrant liability related to subordinated convertible notes was $3,667 as of September 30, 2015.

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

KBM Worldwide, Inc. Securities Purchase Agreement
On December 30, 2014, the Company received net proceeds of $50,000 as a result of the Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”) for the sale of a Convertible Note (the “Note”) in the principal amount of $54,000.  The principal advanced under the Note includes $4,000 in fees incurred by KBM related to the transaction. The KBM Securities Purchase Agreement, dated December 19, 2014 (“the KBM SPA”), bears interest at the rate of 8% per annum.  In connection with the KBM SPA the Company is required to reserve a sufficient number of shares of its common stock (“the Common Stock”) for issuance upon full conversion of the Note in accordance with the terms thereof.  The initial amount of shares reserved in connection with the KBM SPA and underlying Note was 2,500,000 shares. The Company incurred approximately $4,000 financing costs in connection with the note issuance that are fully expensed as of September 30, 2015.

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

U-Vend Canada Convertible Notes
The Company has two convertible 18% notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. As of September 30, 2015 these convertible notes have a carrying value of $93,662. These convertible promissory notes reached maturity on July 26, 2014 and September 14, 2014 and are currently due.  The note holders have the option of debt conversion at the lesser of 80% of the market price of the Company’s common stock on the date of maturity, conversion at $1.00 per share or cash repayment. The note holders continue to evaluate these options, as defined in the debt agreement, including extension of the debt maturity date. The fair value of the two convertible notes is measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates.  The fair value measurement is classified as a Level 3 in the valuation hierarchy. During the three months ended September 30, 2015, the Company recorded an unrealized gain on foreign currency related to these notes and the related accrued interest of $8,602 and an unrealized gain of $24,561 during the nine months ended September 30, 2015. Unrealized foreign currency gains in the amount of $12,500 were recorded in the three and nine months ended September 30, 2014.

Promissory Notes Payable

During the three months ended September 30, 2015, the Company borrowed an aggregate of $23,833 pursuant to two promissory notes. The notes bear interest at 19% and the borrowings are repayable together with interest over a period of six months from the date of borrowing.

During the first quarter of 2015, the Company issued an unsecured promissory note in the amount of $25,000 with an interest rate of 10% due and payable on with an original maturity date of June 30, 2015.  The lender has agreed to extend the maturity of his note to December 31, 2015. Effective with this maturity extension the interest rate was increased to 12% effective July 1, 2015.

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada.  The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum.  The total principal outstanding on this promissory note at September 30, 2015 and December 31, 2014 was $6,235.

During 2014, the Company issued a $10,000 unsecured promissory note due and originally payable on November 30, 2014.  In connection with this borrowing the Company granted 41,667 warrants with an exercise price of $0.24 per share and a 2 year term.  The Company valued the warrants at fair value of $1,970 reflecting a debt discount on the promissory note. The carrying value of this note at September 30, 2015 and December 31, 2014 was $10,000.  The Company and the lender agreed to a revised maturity date on this promissory note and has extended the maturity to December 31, 2015.  In connection with this new repayment date, the interest rate on the promissory note have been modified to 9.5%.

During 2014, the Company issued a $40,000 unsecured promissory note with a 10% interest rate and a maturity of December 19, 2015.

2014 Perkin Industries, LLC Equipment Financing
On October 23, 2014, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment and working capital in the amount of $250,000 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks, freezers, coin and inventory were placed in service in the Company’s southern California region.  The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender to put 50% of the equipment back or the Company to call for $125,000 at the end of year one. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%.  At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to call for $125,000. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $250,000.  The Lender received 200,000 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $2,471.  The carrying value on this financing is $250,000 at September 30, 2015 and $248,044, net of $1,956 in debt discount at December 31, 2014.

2015 Perkin Industries, LLC Equipment Financing
On January 8, 2015, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment in the amount of $65,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks were placed in service in the Company’s southern California region.  The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender at the end of year one to put 50% of the equipment back to the Company or the Company to call for $32,875. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%.  At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to put for $32,875. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $65,750.  The Lender received 52,600 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $650. The carrying value of this financing is $65,532, net of $218 debt discount at September 30, 2015.

The fair value of the warrant liability related to 2014 and 2015 Perkin equipment financing obligations was $2,573 as of September 30, 2015. Total amortization of debt discount related to 2014 and 2015 Perkin equipment financing during the three and nine months ended September 30, 2015 was $885 and $2,388, respectively.

Deferred Financing Costs

Financing costs associated with the Senior Secured Convertible Note (See Note 3) and certain of the Subordinated Convertible Notes payable (see Note 4) are included in deferred financing costs on the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.  These costs are amortized over the term of the respective notes.  The Company incurred approximately $57,000 of financing costs during the nine months ended September 30, 2015, including $16,500 related to maturity extensions of two convertible notes. Amortization of financing costs in the three and nine months ended September 30, 2015 was $32,315 and $80,436, respectively. Amortization of financing costs in the three and nine months ended September 30, 2014 was $14,719 and $36,244, respectively.

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

The following schedule provides minimum future rental payments required as of  September 30, 2015, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2015	68,178
2016	126,822
2017	25,831
Total minimum lease payments	220,831
Guaranteed residual value	206,833
427,664
Less: Amount represented interest	(53,984)
Present value of minimum lease payments and guaranteed residual value	373,680
Less: Current portion of capital lease obligations	(94,989)
Long term capital lease obligations and guaranteed residual value	278,691
Less: Unamortized debt discount on capital leases	(26,556)
Long term capital lease obligations and guaranteed residual value, net	$252,135

Equipment held under capital leases at September  30, 2015 had a cost of $465,500 and accumulated depreciation of $115,805.

The Company and the Lessor entered into a registration rights agreement covering the registration of 110% of common stock underlying the Warrants. The Company was required to file a registration statement within 45 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 90 days after the closing date of the acquisition, 120 days if the Securities and Exchange Commission provides comment.  The Company met the filing and effectiveness criteria, as extended by the Lessor on April 2014, on November 21, 2014 which resulted in a penalty of $7,922 which is reflected in the condensed consolidated balance sheet at September  30, 2015 and December 31, 2014.  The Lessor has extended the due day for this payment until December 31, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

NOTE 6. STOCKHOLDERS’ DEFICIENCY

The Company has authorized shares of common stock of 600,000,000 shares.

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at December 31, 2014	10,151,390	$10,151	$2,832,392	$(3,776,848)	$(934,305)
Stock based compensation	500,000	499	111,932	-	112,431
Shares issued for services	1,155,000	1,155	194,318	-	195,473
Shares issued on debt conversion	100,000	100	4,900	-	5,000
Common shares issued for capital lease obligation	711,417	711	163,810	-	164,521
Warrants exercised	925,000	925	57,609	-	58,534
Shares issued on earn out of contingent consideration	2,261,425	2,261	270,014	-	272,275
Warrants issued for services	-	-	9,695	-	9,695
Shares issued for debt extension	100,000	100	16,400		16,500
Net loss	-	-	-	(1,431,764)	(1,431,764)
Balance at September 30, 2015	15,904,232	$15,902	$3,661,070	$(5,208,612)	$(1,531,640)

During the nine months ended September 30, 2015, the Company granted options to acquire 4,280,000 shares of its common shares pursuant to the Company's Stock Option plan and also granted 500,000 restricted shares to an officer with a three year vesting. During the three and nine months ended September 30, 2015,  $112,431 was charged to operations as stock based compensation costs for the options and the restricted shares granted. At September 30, 2015, there was approximately $367,165 of unrecognized compensation cost related to non-vested options and stock grants that is expected to be recognized over a period of approximately three years.

During the nine months ended September 30, 2015, the Company issued 925,000 shares of common stock upon exercise of warrants resulting in cash proceeds of $55,000 to the Company and $3,534  of warrant liability was reclassified as additional paid in capital. In addition, the Company issued 100,000 shares of its common stock upon conversion of a senior convertible note in the face amount of $5,000.

During the nine months ended September 30, 2015, the Company issued 711,417 shares of common stock with a fair value of $164,251 to pay capital leases obligations, interest and penalty related to the capital leases.

During the nine months ended September 30, 2015, the Company issued 1,155,000 shares of common stock with a fair value of $195,473 and warrants with a fair value of $69,695 to consultants for services rendered.

At September 30, 2015 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2013 Series A warrants Senior convertible notes	5,200,000	$0.05	June 2016-December 2016
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 Issued with lease obligation	861,250	$0.12	October 2016
2014 Acquired in U-Vend Canada merger	517,335	$0.24	October 2015-January 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2017-November 2017
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 Warrants for services	18,480	$0.01	January 2016
2014 Warrants for services	420,000	$0.35	August 2019-December 2019
2014 Warrants for services	35,000	$0.24	January 2016
2014 Warrants for services	770,000	$0.05	October 2015-December 2015
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with 2014 SPA convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.18	May 2016
2014 Issued with promissory note	41,667	$0.18	May 2017
2015 Issued with 2014 SPA convertible debt	116,668	$0.35	January 2020-March 2020
2015 Issued with convertible financing obligation	52,600	$0.35	January 2018
2015 Issued for services	400,400	$0.35	February 2020-September 2020
2015 Issued with 2015 SPA convertible debt	651,667	$0.40	April 2020- September 2020
2015 Warrants issued for equipment	200,000	$0.35	January 2020
	30,384,519

During the nine months ended September 30, 2015 849,001 warrants expired unexercised.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine  months ended September 30, 2015 and the year ended December 31, 2014.

	September 30, 2015		December 31, 2014
Balance at beginning of period	$309,993		$214,609
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	9,696		285,269
Reclassification of warrant liability as additional paid in capital upon exercise of warrants	(3,534)		-
Equipment purchased with warrants classified as derivative liabilities due to “down round” provision	50,100		-
Allocation of proceeds related to subordinated convertible notes and equipment financing obligation as derivative liabilities due to “down round” provision	-		6,951
Extinguishment of June 18, 2013, August 21, 2013 and October 17, 2013 senior convertible notes		-	(87,921)
Warrants classified as derivative liabilities due to inadequate shares authorized to accommodate the exercise of all outstanding equity instruments	-		43,108
Adjustment of warrants classified as derivatives to additional-paid-in capital as a result of adequate authorized due to reverse stock split on May 16, 2014	-		(52,833)
Unrealized gain on fair value adjustment	(62,343)		(99,190)
	$303,912		$309,993

The fair value of warrants outstanding at September 30, 2015 and December 31, 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 8. COMMITMENTS AND CONTINGENCIES

National Hockey League Retail License and Sponsorship Agreement
On February 27, 2015 U-Vend, Inc. announced a multi-year, Corporate Marketing Letter Agreement (the “Agreement”) with the National Hockey League. The Agreement includes the usage of NHL® team branded marks on the Company’s Frozen Pond Premium Ice Cream™ for the period commencing March 1, 2015 through June 30, 2020 in retail distributions including mass merchants, specialty shops, convenience stores and in the Company’s specialty kiosks in  North America.

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

The following schedule provides minimum future payments for each of the periods ending June 30, 2016 through 2020 as defined in the NHL license and sponsorship agreements as of September 30, 2015 remeasured from Canadian dollars to U. S. dollars at the spot rate on September 30, 2015:

For the period	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	Total
Sponsorship fee	$374,650	$524,510	$636,905	$636,905	$636,905	$2,809,875
Minimum royalty	224,790	374,650	449,580	524,510	674,370	2,247,900
Media commitment	149,860	149,860	149,860	149,860	149,860	749,300
Product in kind	1,499	1,499	1,499	1,499	1,499	7,495
Total commitment	$750,799	$1,050,519	$1,237,844	$1,312,774	$1,462,634	$5,814,570

No payments were made to the NHL under this agreement as of September 30, 2015. The Sponsorship and Minimum royalty payments due to the NHL (in Canadian dollars) are as follows in the initial period:  $200,000 on November 15, 2015, $200,000 on January 15, 2016 and $400,000 on April 15, 2016.  The company has accrued $230,004 of this total commitment as of September 30, 2015. As part of the agreement, the NHL has commitments to the Company including a retail royalty fund which partially reduces the total commitment above.

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

NOTE 9. SUBSEQUENT EVENTS

The Company acquired and installed 15 additional kiosks in November 2015. The equipment acquisition of approximately $72,000 was financed by an equipment lease financing that requires interest only payment of $900 a month for the first 24 months.

In November 2015, the Company issued 9.5% subordinated convertible debenture for a face value of $50,000. The note is convertible to shares of the Company's common stock at the rate of $0.30 per share and also issued warrants to acquire 83,334 shares of the Company's common stock at an exercise price of $0.40. The Warrants have a "down round" provision.

In November 2015, the Company sold in a private sale 970,589 shares of its common stock for an aggregate consideration of $165,000 and also issued warrants to acquire 485,295 shares of the Company's common stock at an exercise price of $0.30.

In November 2015, the Company entered into consulting agreements with two consultants and issued an aggregate of 150,000 shares for services to be rendered.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2015 and September 30, 2014

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

General
U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.”  We are headquartered in Santa Monica, California and maintain operations in Chicago, Illinois, southern California, and Las Vegas, Nevada.  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com.  Information contained on our websites is not a part of this annual report.

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

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. The Company's kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards.  Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings.   The Company's approach to the market includes the addition of digital LCD monitors to most makes and models of their kiosk program. This would allow the Company to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

The Company began its current business efforts with the acquisition of the U-Vend Canada business in January 2014.  The business acquired from U-Vend Canada was focused on the Chicago Illinois region at the date of the acquisition and has since expanded to include southern California during the fourth quarter of 2014 and Las Vegas Nevada in the third quarter of 2015.  The Company has a depot and staffing to develop and service customers in each of these geographic regions. The Company will experience increased expenses with the growth in sales and number of kiosks in service, both of which increased as the Company executed it business plan.

Management's plans
The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,431,764 during the nine months ended September 30, 2015, has accumulated losses totaling $5,208,612, and has a working capital deficit of approximately $2,680,654 at September 30, 2015. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

To fund the Company’s operations for the next 12 months, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis the Company needs to raise additional financing. Should additional financing not be available , the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

On January 7, 2014, U-Vend, Inc. (formerly Internet Media Services, Inc.  (“IMS”)) entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the stockholders of U-Vend Canada, Inc. (“U-Vend Canada”) The Company believes the merger with U-Vend Canada will provide it with business operations and also working capital.  The Company is in discussion to raise additional capital to execute on its current business plans.  There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend, Inc. will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations: For the Three and Nine Months Ended September 30 , 2015 and September 30, 2014

Revenues

For the three months ended September 30, 2015 the Company's revenues increased by $188,736 or 218.1%  to $275,266 compared to revenues of $86,530 during the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company's revenues increased by $442,312 or 242.8% to $624,478 compared to revenues of $182,166 during the comparable period in 2014. The increases in revenues were due to additional electronic kiosks installed and operational during 2015.  As of September 30, 2015, the Company had 118 electronic kiosks installed and operational in Greater Chicago, Illinois, southern California and Las Vegas, Nevada.

Cost of Revenues:
For the three months ended September 30, 2015, the Company's cost of revenues increased by $136,825 or 268.9% to $187,699 compared to cost of revenues of $50,874 during the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company's cost of revenues increased by $298,113 or 284.3% to $402,968 compared to cost of revenues of $104,855 during the comparable period in 2014.  The increases in cost of revenues in 2015 were due higher revenues generated by the Company in 2015 compared to 2014. The Company's cost of revenues as a percentage of revenues during the three and nine months ended September 30, 2015 were 68.2% and 64.5% , respectively, compared to 58.8% and 57.6%, respectively, in 2014.

Selling Expenses:
Selling expenses for three months and nine months ended September 30, 2015 increased by $134,086, and $319,518, respectively, compared to comparable periods in 2014. Selling expenses increased, in part, due to increased revenues attained by the Company during 2015 resulting in increases in selling expenses like commissions paid to host where the Company's kiosks are based. In addition, during the three and nine months ended September 30, 2015, the Company accrued $89,248 and $230,004, respectively, for  sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and there were no similar accruals in 2014.

General and Administrative Expenses:
General and Administrative expenses for the three and nine months ended September 30, 2015 increased by $167,613 and $192,091, respectively, compared to the comparable periods in 2014.  Increased levels of operations and revenues in 2015 resulted in increases in all round support costs including compensation, revenue based incentives and travel expenses. During the nine months ended September 30, 2015, the Company granted options to acquire 4,280,000 shares of its common shares pursuant to the Company's Stock Option plan and also granted 500,000 restricted shares to an officer with a three year vesting. During the three and nine months ended September 30, 2015,  $112,431 was charged to operations as stock based compensation costs for the options and for the restricted shares granted. The increases were offset by decreases in professional fees that were in incurred in 2014 primarily for the merger.

Reversal of earn-out liability:
The Company had estimated the earn-out liability pursuant to its merger agreement U-Vend Canada. The Company paid part of the liability through issuance of  2,261,425 common shares. During the nine months ended September 30, 2015, the Company determined that it is unlikely that there will be additional earn-out payments since the revenue targets stipulated for the earn-out will not be achieved. Accordingly, the Company reversed the liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in the  accompanying condensed consolidated Statement of Operations.

Change in fair value of debt and warrant liabilities:
The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations. During the nine months ended September 30, 2015, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $62,343 compared to a loss on the change in fair value of warrant liabilities in the amount of $81,224 during the nine months ended September 30, 2014.

In 2014, the Company determined a convertible note as a liability reported at fair value because the note may be settled by conversion into a variable number of common shares at fixed monetary amount, known at inception. The note was to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. During the three and nine months ended September 30, 2015, the Company recorded a $5,400 gain on change in fair value of a convertible note.  During the three and nine months ended September 30, 2014, the Company recorded a $23,438 gain on change in fair value of two convertible notes.

Amortization of debt discount and deferred financing costs:
Amortization of debt discount and deferred financing costs decreased by $137,585 from $137,252 to $(333) during the three months ended September 30, 2015. Amortization of debt discount and deferred financing costs decreased by $257,713 from $372,333 to $114,620 during the nine months ended September 30, 2015. Since a significant part of the debt discount and deferred financing related to the senior convertible notes that were amortized in 2014, these expenses decreased in 2015.

Interest expense:
Interest expense for the three and nine months ended September 30, 2015 increased by $11,865 and $70,055, respectively, over prior year. The increases were due to higher levels of borrowings the Company had in 2015.

Gain on extinguishment of debt:

The Company and Cobrador amended terms of certain Cobrador notes in 2014. This amendment was accounted as extinguishment of original notes and warrants and the reissuance of replacement notes and warrants resulting in recognition of a gain of $121,898 on extinguishment of debt during the nine months ended September 30, 2014. During the third quarter of 2014, a director exercised his rights to convert the principal on two convertible notes with a combined principal balance of $100,000 in to 416,666 shares of the Company’s common stock. As a result of the conversion, the remaining $7,632 unamortized debt discount was expensed and is included within the gain on extinguishment of debt for the nine months ended September 30, 2014.

Unrealized gain on foreign currency:
The Company has two convertible notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. During the three and nine months ended September 30, 2015, the Company recorded an unrealized gain on foreign currency related to these notes and the related accrued interest of $8,602 and $24,561, respectively. Unrealized foreign currency gains of $12,500 were recorded in the three and nine months ended September 30, 2014.

Net Loss:
As a result of the foregoing, the net loss for the three months ended September 30, 2015 was $619,039 compared to a net loss of $286,121 incurred during the three months ended September 30, 2014. For the nine months ended September 30, 2015, the net loss was $1,431,764 compared a net loss of $1,451,611 during the nine months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, we had a working capital deficiency of approximately $2,681,000 compared to working capital deficiency of approximately $1,843,000 at December 31, 2014. The increase in the working capital deficiency is primarily due to the Company's operating losses during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, our operating activities used cash of approximately $434,000 compared to approximately $342,000 used during nine months ended September 30, 2014.

During the nine months ended September 30, 2015, the Company's operating losses, after adjusting for non-cash items, used approximately $1,119,000 of cash. Changes in working capital items provided approximately $685,000 of cash during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company's operating losses after adjustment for non-cash items, used approximately $609,000 of cash, and working capital items provided approximately $267,000 of cash.

During the nine months ended September 30, 2015, the Company issued $423,900 in subordinated convertible notes, net of financing costs, and $48,838 in promissory notes. In addition, the Company received $55,000 in proceeds upon exercise of warrants into shares of common stock.

During the nine months ended September 30, 2014, the Company issued $121,344 in senior convertible notes, net of financing costs, $115,082 in subordinated convertible notes, net of financing costs , a $50,000 promissory note from a director and a $10,000 in promissory notes. In addition, the Company received $71,660 in proceeds upon exercise of warrants into shares of common stock

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,431,764 during the nine months ended September 30, 2015, has accumulated losses totaling $5,208,612, and has a working capital deficit of approximately $2,680,654 at September 30, 2015. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  The condensed consolidated financial statements for the three and nine months ended September 30, 2015, describe the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements.  Actual results could differ from those estimates and be based on events different from those assumptions.  Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements:

Fair Value of Financial Instruments
Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on September 30, 2015, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities and contingent consideration include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Following the resignation of our Chief Financial Officer on November 4, 2015, we hired a consultant on November 4, 2015.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015,

The Company issued four subordinated convertible notes totaling $135,000 with an interest rate of 9.5% and one year terms.  These notes are convertible into 450,000 shares of common stock at $0.30 per share.  The Company issued 225,000 warrants with an exercise price of $0.40 per share and 5 year terms in connection with this debt.

On August 7, 2015, the Company issued 500,000 common shares in connection with an employment agreement. These shares vest equally in three tranches: 1/3 on January 1, 2016, 1/3 on August 7, 2016 and the final 1/3 on August 7, 2017.

The Company issued 300,000 shares of its common stock upon exercise of warrants for an aggregate exercise price of $15,000.

The Company issued 500,000 common shares in connection with two consulting agreements. These shares were valued at $0.16 per share.

The Company issued 132,645 shares of its common stock to settle capital lease obligations of $41,130.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

U-VEND, INC.
December 16, 2015	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer