Form 10-K
period 2015-12-31
U-Vend, Inc.
filed 2016-04-28
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $2,637,999 based upon price of such common stock was last sold on June 30, 2015.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 18,198,816, as of April 21, 2016.

1

U-VEND, INC.

PART I

ITEM 1 - BUSINESS

Overview

U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.” We are headquartered in Santa Monica, California and maintain operations in Ontario, Canada, Chicago, Illinois, Las Vegas, NV, and in Southern California. Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com. Information contained on our websites is not a part of this annual report.

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

Business Overview

With the merger with U-Vend Canada, Inc. on January 7, 2014, the Company entered the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates their kiosks but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

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

Currently, the Company distributes a novelty ice cream product, Mini Melts, through a network of over 120 advanced vending kiosks. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings. This approach has the ability to add digital LCD monitors to most makes and models of their kiosk program. This allows the digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

In February 2015, the Company announced entering into an exclusive five year North American sponsorship and licensing agreement with the National Hockey League (“NHL”) for the development, manufacturing and marketing of novelty ice cream products. The Company has branded the product line Frozen Pond Premium Ice Cream. This is the first consumer product the Company has taken from concept to market and will seek to establish a distribution network for the sale of the product throughout Canada and the United States.

Employees

As of December 31, 2015, we had six full-time employees, two part-time employees, and one contracted position. None of our employees are subject to collective bargaining agreements.

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

Any acquisition we make exposes us to risks.

Any acquisition we make carries risks which could result in an adverse effect on our financial condition. These risks include:

☐	diversion of our attention from normal daily operations of our vending business to acquiring and assimilating new businesses;

☐	the use of substantial portions of any cash we have available;

☐	failure to understand the needs and behaviors of users for a newly acquired business or other product;

☐	redundancy or overlap between existing products and services, on the one hand, and acquired products and services, on the other hand;

☐	difficulty assimilating operations, technologies, products and policies of acquired businesses; and

☐	assuming liabilities, including unknown and contingent liabilities, of acquired businesses.

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

A significant prerequisite of online commerce, advertising, and communications is the secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet, consumer identity theft and user privacy have been significant barriers to growth in consumer use of the Internet, online advertising, and e-commerce. A significant portion of our sales is billed directly to our customers’ credit card accounts. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information. Encryption technology scrambles information being transmitted through a channel of communication to help ensure that the channel is secure even when the underlying system and network infrastructure may not be secure. Authentication technologies, the simplest example of which is a password, help to ensure that an individual user is who he or she claims to be by “authenticating” or validating the individual’s identity and controlling that individual’s access to resources. Despite our implementation of security measures, however, our computer systems may be potentially susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our customers, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our services, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the Internet, our businesses could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies that maintain data on California residents to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Internet fraud has been increasing over the past few years, and fraudulent online transactions, should they continue to increase in prevalence, could also adversely affect the customer experience and therefore our business, operating results and financial condition.

We depend on key management, product management, technical and marketing personnel for continued success.

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Mark Chapman, our President of U-Vend America, Inc., Paul Neelin, our Chief Operations Officer, and Raymond Meyers, our Chief Executive Officer. Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and marketing personnel in a highly competitive employment market. As we develop and acquire new products and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, technical and sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

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

The success of our business depends in large part on our ability to maintain contractual relationships with our host locations in profitable locations. Our typical host location agreement ranges from one to three years and automatically renews until we or the host retailer gives notice of termination. Certain contract provisions with our host locations vary, including product and service offerings, the commission fees we are committed to pay each host location, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our host locations that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our kiosks occupy. If we are unable to provide our host retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.

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

Demand for our products and services may be sensitive to pricing changes. We evaluate and update our pricing strategies from time to time, and changes we institute may have a significant impact on, among other things, our revenue and net income (loss).

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

We face ongoing pricing pressure from our host locations to increase the commission fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each host retailer, such as total revenue, long-term, non-cancelable contracts, installation of our kiosks in high-traffic, geographic locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made, to our host retailers could significantly increase our direct operating expenses in future periods and harm our business.

Events outside of our control, including the current economic environment, have negatively affected, and could continue to negatively affect, consumers’ use of our products and services.

Our consumers’ use of many of our products and services is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With economic uncertainty still affecting potential consumers, we may be impacted by more conservative purchasing tendencies with fewer non-essential products and services purchased during the coming periods if the current economic environment continues. In addition, because our business relies in part on consumers initially visiting host locations to purchase products and services that are not necessarily our products and services, if consumers are visiting host retailers less frequently and being more careful with their money when they do, these tendencies may also negatively impact our business. Further, our ability to obtain additional funding in the future, if and as needed, through equity issuances or loans, or otherwise meet our current obligations to third parties, could be adversely affected if the economic environment continues to be difficult. In addition, the ability of third parties to honor their obligations to us could be negatively impacted, as host retailers, suppliers and other parties deal with the difficult economic environment. Finally, there may be consequences that will ultimately result from the current economic conditions that are not yet known, and any one or more of these unknown consequences (as well as those currently being experienced) could potentially have a material adverse effect on our financial condition, operating results and liquidity, as well as our business generally.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	trading volume of our shares;
•	number of securities analysts, market-makers and brokers following our common stock;
•	changes in, or failure to achieve, financial estimates by securities analysts;
•	new products or services introduced or announced by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	conditions or trends in our business industries;
•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	sales of our common stock; and
•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

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

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

☐	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

☐	All compensation received by the broker-dealer in connection with the transaction;

☐	Current quotation prices and other relevant market data; and Monthly account statements reflecting the fair market value of the securities.

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

As of April 21, 2016 our Board of Directors and our executive officers beneficially own approximately 31.5 percent of our common stock. Accordingly, these stockholders, if they act together, will have considerable influence over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval. As of April 21, 2016, there are 18,198,816 shares of our common stock outstanding. Further, as of April 21, 2016, there are approximately 46 million instruments outstanding that can be converted into shares of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We lease approximately 3,600 square feet of office and warehouse space at 2475 Devon Road, Elk Grove, IL at an escalating rate of $1,875 per month on a 65 month lease expiring March 2019. We lease approximately 2,800 square feet of office and warehouse space at 1080 N. Batavia Street Suite A in Orange CA at an escalating rate of $2,464 per month on a one year lease expiring February 2017. In addition, the Company leased a warehouse space in Las Vegas, Nevada. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,068 with scheduled increases. These locations are used to service our self-serve electronic kiosks in the respective geographic areas. Our corporate mailing address is 1507 7th Street, Unit 425, Santa Monica, CA 90401.

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

The table below sets forth the range of quarterly high and low closing sales prices for our common stock for 2015 and 2014. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ending December 31, 2015

First Quarter	$0.45	$0.10
Second Quarter	$0.44	$0.15
Third Quarter	$0.35	$0.12
Fourth Quarter	$0.20	$0.07

	High	Low
Year ending December 31, 2014

First Quarter	$0.36	$0.07
Second Quarter	$0.40	$0.14
Third Quarter	$1.00	$0.15
Fourth Quarter	$0.49	$0.21

The last reported sales price of our common stock on the OTC Bulletin Board on April 21, 2016 was $0.11.

Issued and Outstanding

Our certificate of incorporation authorizes 600,000,000 shares of Common Stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2015, we had 18,148,816 shares of Common Stock, and 0 shares of Preferred Stock issued and outstanding.

Stockholders

As of March 31, 2016, we had approximately 961 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2015 or 2014. We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. We act as our own warrant agent for our outstanding warrants.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2015,

The Company issued a subordinated convertible note for $50,000 with an interest rate of 9.5% and one year term. These note is convertible into 166,667 shares of common stock at $0.30 per share. The Company issued 83,334 warrants with an exercise price of $0.40 per share and 5 year term in connection with this debt.

The Company entered into consulting agreements with two consultants and issued an aggregate of 150,000 shares for services to be rendered.

The Company issued 535,760 shares of its common stock to settle capital lease obligations of $82,259.

The Company sold an aggregate of 1,558,824 shares of its common stock to three individuals for an aggregate consideration of $265,000 and also issued 779,413 warrants to acquire shares of common stock at an exercise of $0.30 and warrants have a term of two years.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the years ended December 31, 2015 and 2014.

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

The Company records share based payments under the provisions of FASB ASC 718. Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model on certain assumptions. The Company estimated the expected volatility based on data used by peer group of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following table sets forth information as of December 31, 2015 regarding equity compensation plans under which our equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders (1)	4,640,650	$0.34	359,350

Total	4,640,650		359,350

(1)	Pursuant to our 2011 Equity Incentive Plan

ITEM 6 – SELECTED FINANCIAL INFORMATION

This item is not applicable to us as a smaller reporting company.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). U-Vend, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

☐	Our limited operating history with our business model.
☐	The low cash balance and limited financing currently available to us. We may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital.
☐	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow.
☐	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock.
☐	Our limited cash resources may not be sufficient to fund continuing losses from operations.
☐	The failure of our products and services to achieve market acceptance.
☐	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

General

U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.” We are headquartered in Santa Monica, California and maintain operations in Ontario, Canada, Chicago, Illinois, southern California, and Las Vegas, Nevada. Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com. Information contained on our websites is not a part of this annual report.

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

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. The Company’s kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards. Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings. The Company’s approach to the market includes the addition of digital LCD monitors to most makes and models of their kiosk program. This would allow the Company to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

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

In February 2015, the Company announced entering into an exclusive five year North American sponsorship and licensing agreement with the National Hockey League (“NHL”) for the development, manufacturing and marketing of a novelty ice cream product. The Company has branded the product Frozen Pond Premium Ice Cream. This is the first consumer product the Company has taken from concept to market and will seek to establish a wide distribution network for the sale of the product to consumers throughout Canada and the United States.

Management’s plans

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,050,574 during the year ended December 31, 2015, has accumulated losses totaling $5,827,422, and has a working capital deficit of approximately $2,913,623 at December 31, 2015. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On January 7, 2014, U-Vend, Inc., formerly Internet Media Services, Inc. (“IMS”) entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the stockholders of U-Vend Canada, Inc. (“U-Vend Canada”). The Company believes the merger with U-Vend Canada will provide it with business operations and also working capital. The Company is in discussion to raise additional capital to execute on its current business plans. There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend, Inc. will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations: For the Years Ended December 31, 2015 and December 31, 2014

Revenue:

For the year ended December 31, 2015 the Company’s revenue increased by $622,423 or 231.6% to $891,227 compared to revenues of $268,804 during the year ended December 31, 2014. The increase in revenue was due to additional electronic kiosks being installed and operational during 2015. As of December 31, 2015, the Company had an installed base of 127 electronic kiosks in Greater Chicago, Illinois, Southern California and Las Vegas, Nevada compared to 104 installed units at December 31, 2014.

Cost of Revenue:

For the year ended December 31, 2015, the Company’s cost of revenue increased by $362,160 or 203.6% to $539,999 compared to cost of revenue of $177,839 during the year ended December 31, 2014. The increase in cost of revenue in 2015 was due to higher revenues being generated by the Company in 2015 compared to 2014. The Company’s cost of revenue as a percentage of revenue during the year ended December 31, 2015 was 60.6%, compared to 66.2% in 2014.

Selling Expenses:

Selling expenses for year ended December 31, 2015 increased by $462,267 or 111.6% compared to the year ended December 31, 2014. Selling expenses increased, in part, due to increased revenues attained by the Company during 2015 resulting in increases in selling expenses such as commissions paid to host locations where the Company’s kiosks are housed. In addition, during the year ended December 31, 2015, the Company accrued $316,997 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and there were no similar accruals in 2014.

General and Administrative Expenses:

General and Administrative expenses for the year ended December 31, 2015 increased by $127,712 or 10.0% compared to the year ended December 31, 2014. Increased levels of operations and revenue in 2015 resulted in increases in all round support costs including compensation, revenue based incentives and travel expenses. During the year ended December 31, 2015, the Company granted options to acquire 4,280,000 shares of its common shares pursuant to the Company’s Stock Option plan and also granted 500,000 restricted shares to an officer with a three year vesting period. During the year ended December 31, 2015, $257,904 was charged to operations as stock based compensation costs for the options and the restricted shares granted. The increases were offset by decreases in professional fees that were in incurred in 2014 primarily for the merger with U-Vend Canada, Inc.

Reversal of earn-out liability:

The Company had estimated the earn-out liability pursuant to its merger agreement U-Vend Canada. The Company paid part of the liability through issuance of 2,261,425 common shares of Company stock. During the year ended December 31, 2015, the Company determined that it is unlikely that there will be additional earn-out payments since the revenue targets stipulated for the earn-out have not been achieved. Accordingly, the Company reversed the liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in the accompanying consolidated Statement of Operations.

Change in fair value of debt and warrant liabilities:

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. During the year ended December 31, 2015, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $83,881 compared to a gain on the change in fair value of warrant liabilities in the amount of $99,190 during the year ended December 31, 2014.

In 2014, the Company determined a convertible note as a liability reported at fair value because the note may be settled by conversion into a variable number of common shares at fixed monetary amount, known at inception. The note was to be subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. During the year ended December 31, 2015, the Company recorded a $5,400 gain on change in fair value of a convertible note. During the year ended December 31, 2014, the Company recorded a $1,838 gain on change in fair value of two convertible notes.

Amortization of debt discount and deferred financing costs:

Amortization of debt discount and deferred financing costs decreased by $333,081 or 62.2% from $535,328 to $202,247 during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Since a significant part of the debt discount and deferred financing related to the senior convertible notes that were amortized in 2014, these expenses decreased in 2015. Debt discount and deferred financing cost amortization related to senior convertible notes amounted to approximately $58,000 and $66,000 during the year ended December 31, 2015, respectively. Debt discount and deferred financing cost amortization related to senior convertible notes amounted to approximately $385,000 and $61,000 during the year ended December 31, 2014, respectively.

Interest expense:

Interest expense for the year ended December 31, 2015 increased by $82,830 or 52.8% from the year ended December 31, 2014. The increase was due to higher levels of borrowings the Company had in 2015.

Gain on extinguishment of debt:

The Company and Cobrador Multi-Strategy Partners, LP amended terms of certain Cobrador Multi-Strategy Partners, LP notes in 2014. This amendment was accounted for as extinguishment of original notes and warrants and the reissuance of replacement notes and warrants resulting in recognition of a gain of $121,898 on extinguishment of debt during the year ended December 31, 2014. During 2014, a director exercised his rights to convert the principal on two convertible notes with a combined principal balance of $100,000 in to 416,666 shares of the Company’s common stock. As a result of the conversion, the remaining $7,632 unamortized debt discount was expensed and is included within the gain on extinguishment of debt for the year ended December 31, 2014. There were no gains or losses on extinguishments of debt during the year ended December 31, 2015.

Unrealized gain on foreign currency:

The Company has two convertible notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. During the years ended December 31, 2015 and 2014, the Company recorded an unrealized gain on foreign currency related to these notes and the related accrued interest of $29,158 and $18,461, respectively.

Net Loss:

As a result of the foregoing, the net loss for the year ended December 31, 2015 increased by $47,988 or 2.4% to $2,050,574 compared to a net loss of $2,002,586 incurred during the year ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015, the Company had a working capital deficiency of approximately $2,914,000 compared to working capital deficiency of approximately $1,843,000 at December 31, 2014. The increase in the working capital deficiency is primarily due to the Company’s operating losses during the year ended December 31, 2015. During the year ended December 31, 2015, the Company’s operating activities used cash of approximately $632,000 compared to approximately $502,000 used during the year ended December 31, 2014.

During the year ended December 31, 2015, the Company’s operating losses, after adjusting for non-cash items, used approximately $1,500,000 of cash. Changes in working capital items provided approximately $868,000 of cash during the year ended December 31, 2015. During the year ended December 31, 2014, the Company’s operating losses after adjustment for non-cash items, used approximately $899,000 of cash, and working capital items provided approximately $397,000 of cash.

The Company raised an aggregate of $265,000 in private placement sale of common shares with warrants during the year ended December 31, 2015. During the year ended December 31, 2015, the Company issued $469,900 in subordinated convertible notes, net of financing costs, and $48,839 in promissory notes. In addition, the Company received $55,000 in proceeds upon exercise of warrants into shares of common stock.

During the year ended December 31, 2014, the Company issued $198,500 in senior convertible notes, net of financing costs, $191,687 in subordinated convertible notes, net of financing costs, a $50,000 promissory note from a director and $50,000 in additional promissory notes. In addition, the Company received $71,660 in proceeds upon exercise of warrants into shares of common stock.

As of December 31, 2015, principal amount of approximately $185,000 in aggregate are due for repayment pursuant to the terms of the related notes. The Company is in discussion with the noteholders for an extension of the repayment date, however, as of date no agreement has been concluded. There is can be no assurance that an acceptable extension agreement will be concluded.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,050,574 during the year ended December 31, 2015, has accumulated losses totaling $5,827,422, and has a working capital deficit of approximately $2,914,000 at December 31, 2015. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2015 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on December 31, 2015, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities and contingent consideration include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended December 31, 2015 and 2014 follow Item 14, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer also acting as chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our evaluation of internal control over financial reporting includes using the 2013 COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our chief executive officer, also acting as chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses exist in our internal control over financial reporting based on the evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
Raymond Meyers	59	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer	April 2008

Paul Neelin	55	Chief Operations Officer, Secretary and Director	January 2014

Mark Chapman	59	President, U-Vend America, Inc.	August 2015

Alexander A. Orlando	53	Director	April 2008

Patrick White	62	Director	October 2009

Philip Jones	47	Director	October 2009

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

Paul Neelin founded U-Vend Canada Inc. in 2009 which was subsequently acquired U-Vend, Inc. in January 2014. Mr. Neelin serves as the Company’s Chief Operations Officer and is responsible for approving new product development, assisting in strategic acquisitions, managing brand partner relationships, and overseeing national and international growth. He offers a unique blend of executive acumen with over 30 years of entrepreneurial experience with several successful ventures. These include food and beverage design businesses and operations as both a franchisee and franchisor. He was the Founder of a design and manufacturing company that designed and developed a series of mobile trailers taking brands to non-traditional venues. Mr. Neelin successfully developed mobile trailers for McDonald’s worldwide (Japan, Amsterdam, three Walt Disney Parks). Mobile trailers and carts were also designed for Coca-Cola, Kodak, Mr. Sub, Hagen Daz, and Labatt’s breweries. He was instrumental in laying the groundwork for the establishment of U-Vend. We believe that as a result of his service as the Founder of U-Vend Canada Inc., Mr. Neelin possesses invaluable historical knowledge and operational expertise, and therefore should serve on our board.

Mark Chapman serves as President of U-Vend America, Inc. and is responsible for providing the strategic and operational leadership necessary to grow the Company’s business in the United States. Mr. Chapman has had success in leading operations in the seven fundamental areas of business execution; Sales, Marketing, Finance, Production, Legal, IT and HR. He has been involved in the creation, management and launch of new products and brands which resulted in category growth that exceeded one billion dollars in multiple companies. He held executive positions in General Foods Corporation, Dr Pepper, Mauna Loa, Malt-O-Meal Foods, Ralston Purina and American Image/Image Plastics. In addition, Mr. Chapman has been a consultant, working with many billion-dollar brands such as, Remington Arms, Northwest Racket & Fitness, Coke Foods, Dial Corp., Belgard Brands, Del Monte, First Brands, HJ Heinz, JM Smuckers, Kellogg’s Frozen Foods, First Brands, Reckitt and Coleman, Land-O-Lakes, Diamond Aircraft, Shasta Beverage, Plochmans, and Breyers Frozen Products, Women’s Super-Fitness, PrimePay, Accuchex , Gristmill Corporation, U.S. Armed Forces, Baylor College of Medicine and Advanced Orthopedics Sports Medicine. He holds a Bachelor’s degree in Marketing & Psychology (Cum Laude) and a Master’s degree in Psychology (Magna cum Laude) from Richmond University in London, England.

Alexander A. Orlando holds the positions of Chief Financial Officer and Treasurer for Eagle International Institute, Inc. from March, 2008 to Present. He was Vice President for eBoz, Inc., an Internet marketing tools company, from January 2000 to December 2007, Senior Executive for ITT Industries-Goulds Pumps from August 1998 to December 1999, General Manager and Controller for Foley-PLP from Jan 1995 to Aug 1998, Managing Partner of Wagner’s Tax and Consulting Services and owner of several Subway Sandwich Franchises and Real Estate Investments from 1995 to Present. He is a graduate of Ithaca College with a BS in Finance and Accounting, with continuing education at Geneseo State College of New York. We believe Mr. Orlando should serve on our board of directors based on the perspective he brings to our board of directors from his exposure to the internal and external financial requirements and controls of both large and smaller technology companies, and the unique perspective he brings to the our board of directors from his entrepreneurial experiences.

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

Philip Jones is a CPA and holds an MBA from Rochester Institute of Technology. He has over 15 years of experience in both the public and private accounting and finance sectors, including positions at Arthur Anderson from 1996 to 1998 and PricewaterhouseCoopers from 2003 to 2004 , American Fiber Systems (Controller) from 2000 to 2003, and 2004 to 2005 , and Zapata (NYSE:ZAP)(Accounting Manager and Director of Finance) from 1998 to 2000 . Mr. Jones joined Document Security Systems, Inc. (“DSS”) in 2005 as its Corporate Controller and has been its Chief Financial Officer since 2009. DSS is an NYSE AMEX listed company. We believe Mr. Jones should serve as a member of our board of directors based on his experience in the public and private accounting and finance sectors, and being Chief Financial Officer at a publically traded company (DSS), which provides our board of directors with insights into the areas of corporate finance, cash management, and SEC reporting requirements.

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

ITEM 11 - EXECUTIVE COMPENSATION

As of December 31, 2015, the Company has employment agreements with Mr. Meyers, Mr. Neelin and Mr. Chapman. We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer, Chief Operating Officer and President, U-Vend America, Inc., also referred to herein as our “named executive officers,” for the years ended December 31, 2015 and 2014.

Mr. Meyers earned a salary of $60,000 per annum plus a bonus based on revenues for the calendar year of 2015 of which $25,500 was paid during the year and $124,000 was earned but unpaid at December 31, 2015. Mr. Meyers earned a salary of $60,000 per annum for the calendar year 2014 of which $15,000 was paid during the year and $76,380 was earned but unpaid at December 31, 2014.

Mr. Neelin earned a salary of $120,000 for the calendar year of 2015 of which $0 was paid during the year and $120,000 was earned but unpaid at December 31, 2015. Mr. Neelin earned a salary of $120,000 for the calendar year 2014 of which $55,000 was paid during the year and $65,000 was earned but unpaid at December 31, 2014.

Mr. Chapman, hired in August 2015, has a salary of $120,000 per annum of which $48,095 was earned since hired of which $35,000 was paid during the year and $13,095 was earned but unpaid at December 31, 2015.

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2015 and 2014 for services in all capacities to the Company.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Other Compensation	Total
Raymond J. Meyers	2015	$60,000	$89,407	$—	$94,842	$—	$244,249
Chief Executive Officer	2014	$60,000	$26,880	$—	$—	$—	$86,880

Paul Neelin	2015	$120,000	$—	$—	$14,226	$—	$134,226
Chief Operating Officer	2014	$120,000	$—	$—	$—	$—	$120,000

Mark A. Chapman (a) (2)	2015	$48,095	$—	$36,667	$—	$—	$84,762
President of U-Vend America, Inc		$—	$—	$—	$—	$—	$—

K. Browne (b)	2015	$60,000	$—	$—	$32,482	$—	$92,482
Chief Financial Officer	2014	$52,500	$—	$—	$110,468	$—	$162,968

(a)	Appointed effective August 7, 2015

(b)	Resigned effective November 4, 2015

(1)	Value of option awards and stock awards is the dollar amount recognized for financial statements reporting purposes. See Note 11 to consolidated financial statements.

(2)	Prior to his appointment as President of U-Vend America, Inc., Mr. Chapman performed consulting services and billed the Company approximately $23,400.

	Outstanding Equity Awards at December 31, 2015
	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Un-exercisable)	Option Exercise Price	Option Expiration Date	Number of Shares that Have not Vested	Market Value of Shares that Have not Vested
Raymond J. Meyers	2,500	—	$60.00	07/21/2016
	666,667	1,333,333	$0.20	07/01/2020

Paul Neelin	100,000	200,000	$0.20	07/01/2020

Mark A. Chapman					500,000	$110,000

K. Browne	300,000	50,000	$0.30	05/31/2019
	100,000	200,000	$0.20	07/01/2020

(1)	On July 1, 2015, Mr. Meyers, Mr. Neelin and Ms. Brown were granted 2,000,000, 300,000 and 300,000 options, respectively. One third of these options vested immediately and the balance vest on July 1, 2016 and 2017. The options expire on July 1, 2020.

(2)	On August 7, 2015, Mr. Chapman was granted 500,000 shares of restricted common stock. One third of these shares vest on January 1, 2016 The balance vest equally on August 7, 2017 and 2018.

	Directors Compensation
Name	Fees Earned or paid in Cash $	Stock Awards $	Option Awards $	All other Compensation $	Total $
Alexander A. Orlando	—		$23,711		$23,711
Patrick White	—		$23,711		$23,711
Philip Jones	—		$23,711		$23,711

(1)	Value of option awards is the dollar amount recognized for financial statements reporting purposes.
See Note 11 to consolidated financial statements.

The Company’s non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings. In order to attract and retain qualified persons to our Board, in July 2011, the Company granted its non-employee directors stock options through its Equity Incentive Plan. During 2011, each non-employee director received 2,500 stock options at a strike price of $60.00, vesting equally over a three year period, and with an expiration date of ten years from date of grant. In 2015, the Company granted each of its non-employee directors 500,000 stock options at a strike price of $0.20, one third of the options vesting immediately and the balance over a two year period, and with an expiration date of five years from the date of grant.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. As of December 31, 2015, the Company has 4,640,650 options outstanding under the Plan to employees, directors and outside consultants.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 21, 2016, there are 18,198,816 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of April 21, 2016 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 1507 7th Street, #425, Santa Monica, CA 90401.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage Beneficially Owned
Executive officers and directors
Raymond J. Meyers (1)	2,688,076	14.2%
Paul Neelin (2)	1,489,875	8.1%
Mark A Chapman (3)	366,667	2.0%
Patrick White (4)	1,524,985	8.0%
Philip Jones (5)	169,167	*
Alexander A. Orlando (5)	169,167	*
All executive officers and directors as a group (six persons) (6)	6,407,937	31.5%

Greater than 5% stockholders
Diane Hope	1,303,488	7.2%
312 Grays Rd PO Box 56013
Fiesta RPO
Stoney Creek Ontario Canada

Automated Retail Leasing Partners, LP (7) 110 East 40th Street, Suite 802 New York, NY 10016	3,168,349	16.0%

*	Less than 1%

(1)	Includes 669,167 shares issuable upon exercise of options.
(2)	Includes 100,000 shares issuable upon exercise of options.
(3)	Includes 166,667 shares of vested restricted stock grant.
(4)	Includes 169,167 shares issuable upon exercise of options and 729,166 shares issuable upon exercise of warrants.
(5)	Includes 169,167 shares issuable upon exercise of options.
(6)	Includes 1,276,668 shares issuable upon exercise of options, 166,667 shares of vested restricted stock grant and 729,166 shares issuable upon exercise of warrants.
(7)	Includes 1,633,369 shares issuable upon exercise of warrants. Ms. Marilyn Kane, Managing Member of Iridium Capital, General Partner of Automated Retail Leasing Partners makes the investment decisions on behalf of Automated Retail Leasing Partners.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit and review services for the years ended December 31, 2015 and 2014 were $80,700 and $102,000, respectively. For the year ended December 31, 2015 and 2014, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed for audit related services, which are associated with filing requirements related to the Company’s acquisition of U-Vend Canada, Inc. and review of Form S-1 and related amendments by our principal accountant, Freed Maxick CPAs, P.C. for the year ended December 31, 2014 were $35,700. There were no audit related services provided for the year ended December 31, 2015.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the years ended December 31, 2015 and 2014 were $17,700 and $4,000, respectively.

All Other Fees

The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2015 and 2014 were $0.

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

3.1	Certificate of Incorporation dated March 26, 2007, as amended by Certificate of Amendment dated October 4, 2010 (incorporated by reference to the Company’s Form 8-K (file number 333-165972) filed on October 7, 2010).	*

3.2	By-laws, as amended (incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file number 333-165972) filed on April 9, 2010).	*

10.1	Premise lease agreement dated January 13, 2010 with SC Sunrise LLC for 1434 6th. Street, Unit 9, Santa Monica, CA (incorporated by reference from Company’s Registration Statement on Form S-1 (file number 333-165972) dated April 9, 2010).	*

10.2	Agreements dated October 8, 2009 with Document Security Systems (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.3	Credit Facility Agreement, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.4	Security Agreement, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.5	Secured Promissory Note, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.6	Secured Promissory Note 2, dated June 30, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated July 26, 2010).	*

10.7	Form of Warrant to Purchase Common Stock of Internet Media Services, Inc. dated March 17, 2011 (file number 333-165972).	*

10.8	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated August 26, 2011 (file number 333-165972, filed September 8, 2011).	*

10.9	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated October 3, 2011 (file number 333-165972, filed October 17, 2011).	*

10.10	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc dated December 1, 2011 (file number 333-165972, filed December 16, 2011).	*

10.11	Asset Purchase Agreement by and between Internet Media Services, Inc. and Enthusiast Media holdings, Inc. dated March 7, 2012 (file number 333-165972, filed March 13, 2012).	*

10.12	Form of Internet Media Services, Inc. 2011 Equity Incentive Plan dated July 26, 2011 (file number 333-165972, filed July 27, 2011).	*

10.13	Stock Purchase Agreement by and among Western Principal Partners LLC, Internet Media Services, Inc and Raymond Meyers dated March 8, 2013 (file number 333-165972, filed March 19, 2013).	*

10.14	September 17, 2013 Debt Conversion Agreement between Internet Media Services, Inc. and Raymond Meyers (file number 333-165972) dated September 23, 2013)	*

10.15	Form of Senior Convertible Note – Cobrador Multi-Strategy Partners, LP (file number 333-165972) dated November 19, 2013)	*

10.16	Securities Purchase Agreement – Cobrador Multi-Strategy Partners, LP (file number 333-165972) dated November 19, 2013)	*

10.17	Form of Equipment Lease – Automated Retail Leasing Partners (file number 333-165972) dated November 19, 2013).	*

10.18	Form of Warrant Agreement – Cobrador Multi-Strategy partners, LP (file number 333-165972) dated November 19, 2013).	*

10.19	Employment Agreement between Internet Media Services, Inc and Raymond Meyers (file number 333-165972) dated January 13, 2014).	*

10.20	November 30, 2012 Audited Financial Statements of U-Vend Canada, Inc. (file number 333-165972) dated January 13, 2014).	*

10.21	August 31, 2013 Unaudited Interim Financial Statements of U-Vend Canada, Inc. (file number 333-165972) dated January 13, 2014).	*

10.22	November 30, 2013 Audited Financial Statements of U-Vend Canada, Inc (file number 333-165972) dated March 21, 2014)	*

10.23	Summary of Unaudited Pro Forma Combined Financial Statements (file number 333-165972) dated March 21, 2014)	*

10.24	January 7, 2014 Agreement Concerning Exchange of Securities by and among Internet Media Services, Inc. and U-Vend Canada Inc. and the Security Holders of U-Vend Canada, Inc.	*

10.25	January 7, 2014 Employment Agreement between Internet Media Services, Inc and Paul Neelin.	*

10.26	April 4, 2013 National Securities Financial Advisor Agreement between U-Vend, Inc. and National Securities Corp.	*

10.27	Form of Warrant Agreements between National Securities Corp. and Internet Media Services, Inc.	*

10.28	Form of Warrant Agreement between Automated Retail Leasing Partners and Internet Media Services, Inc.	*

10.29	Amendment number 1 to the Agreement Concerning Exchange of Securities by and among Internet Media Services, Inc. and U-Vend Canada, Inc. and the Security Holders of U-Vend Canada, Inc. (file # 333-165972 filed April 15, 2014)	*

10.30	ARLP $10,000 Promissory Note dated May 30, 2014

10.31	Employment agreement between u-Vend, Inc. and Kathleen Browne (file # 333-165972 filed September 10, 2014)	*

10.32	Equipment Lease Agreement between U-Vend, Inc. and Perkin Industries, LLC	*

10.33	Perkin Industries, LLC Warrant Agreement	*

10.34	Securities Purchase Agreement between U-Vend, Inc. and KBM Worldwide, Inc. Dated December 19, 2014

10.35	Modification to the series of Cobrador Stock Purchase Agreement, Senior Convertible Notes and Series A Warrants between U-Vend, Inc. and Cobrador Multi-Strategy Partners LP	*

10.36	NHL/U-Vend Corporate Marketing Letter Agreement	*

10.37	Chapman Employment Agreement	*

10.38	Form of Securities Purchase Agreement 2015 SPA	*

10.39	Form of Note 2015 Stock Purchase Agreement	*

10.40	Form of Warrant Agreements 2015 SPA.	*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)	**

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)	**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1934, as amended, are deemed not filed for purposes of Section 18 of the Securities act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Previously filed
**	Filed herewith

U-VEND, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U-Vend, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U-Vend, Inc. and its subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U-Vend, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. The accompanying consolidated financial statements have been prepared assuming that U-Vend, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, U-Vend, Inc. and Subsidiaries has suffered recurring losses from operations since inception and, as of December 31, 2015, has negative working capital and a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

April 27, 2016

U-VEND, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$139,677	$73,396
Accounts receivable	3,807	—
Inventory (net)	46,979	28,732
Prepaid expenses and other assets	79,548	130,081
Total current assets	270,011	232,209

Noncurrent assets:
Property and equipment (net)	747,298	675,772
Security deposits	16,018	7,171
Deferred financing costs (net)	70,010	73,139
Intangible asset (net)	260,401	347,201
Goodwill	642,340	642,340
Total noncurrent assets	1,736,067	1,745,623

Total assets	$2,006,078	$1,977,832

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$254,946	$187,460
Accrued expenses	156,484	124,676
Accrued interest	121,080	90,797
NHL sponsorship liability	316,997	—
Contingent consideration	—	226,866
Registration rights liability	22,156	22,156
Amounts due to officers	624,307	380,442
Senior convertible notes, net of discount	372,498	319,014
Promissory notes payable	479,576	304,277
Convertible notes payable, net of discount	744,807	303,074
Current capital lease obligation	90,783	116,000
Total current liabilities	3,183,634	2,074,762

Noncurrent liabilities:
Contingent consideration	—	246,423
Capital lease obligation, net of discount	207,703	280,959
Warrant liabilities	310,960	309,993
Total noncurrent liabilities	518,663	837,375

Total liabilities	3,702,297	2,912,137
Commitments and contingencies (Note 12)

Stockholders’ deficiency:
Common stock, $.001 par value, 600,000,000 shares authorized, 18,148,816 shares issued and outstanding (10,151,390 - 2014)	18,148	10,151
Additional paid-in capital	4,113,055	2,832,392
Accumulated deficit	(5,827,422)	(3,776,848)
Total stockholders’ deficiency	(1,696,219)	(934,305)
Total liabilities and stockholders’ deficiency	$2,006,078	$1,977,832

The accompanying notes are an integral part of the consolidated financial statements

 U-VEND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2015	December 31, 2014
Revenue	$891,227	$268,804
Cost of revenue	539,999	177,839
Gross profit	351,228	90,965
Operating expenses:
Selling	876,415	414,148
General and administrative	1,399,552	1,271,840
Accretion and reversal of earn-out liability	(201,013)	—
	2,074,954	1,685,988
Operating loss	(1,723,726)	(1,595,023)
Other (income) expense, net
Gain on the change in fair value of debt and warrant liabilities	(89,281)	(101,028)
Amortization of debt discount and deferred financing costs	202,247	535,328
Interest expense	239,570	156,740
Gain on extinguishment of debt	—	(114,266)
Registration rights penalty	—	22,156
Unrealized gain on foreign currency	(29,158)	(18,461)
	323,378	480,469
Loss before income taxes	(2,047,104)	(2,075,492)
Income tax (benefit)	3,470	(72,906)
Net loss	$(2,050,574)	$(2,002,586)
Net loss per share - basic and diluted	$(0.15)	$(0.23)
Weighted average common shares outstanding - basic and diluted	14,099,052	8,571,934

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Shares outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at December 31, 2013	2,446,276	$2,446	$1,442,729	$(1,774,262)	$(329,087)

Stock based compensation	389,520	389	144,224	—	144,613
Shares issued for advisor fees	1,354,111	1,354	188,221	—	189,575
Shares issued in satisfaction of interest expense	8,621	9	491	—	500
Shares issued for conversion and settlement of debt with a director	625,006	625	149,437	—	150,062
Shares issued for services	231,667	232	56,118	—	56,350
Common shares issued for lease obligation	346,961	347	66,898	—	67,245
Shares issued on debt conversion	450,000	450	22,050	—	22,500
Shares issued on warrants exercised	797,000	797	70,863	—	71,660
Discount related to beneficial conversion	—		106,842	—	106,842
Warrant liability reaclsses to equity upon reverse stock split adequate authorized shares available	—		52,833	—	52,833
Debt discount related to warrants granted with capital lease obligation	—		21,947	—	21,947
Warrants granted for services	—		181,841	—	181,841
Elimination of beneficial conversion feature with debt extinguishment	—		(90,000)	—	(90,000)
Shares issued in acquisition	3,500,000	3,500	417,900	—	421,400
Fractional shares issued in reverse stock split	2,228	2	(2)	—	—
Net loss	—	—	—	(2,002,586)	(2,002,586)
Balance at December 31, 2014	10,151,390	10,151	2,832,392	(3,776,848)	(934,305)

Stock based compensation	500,000	500	257,404	—	257,904
Shares issued for services	1,305,000	1,305	95,668	—	96,973
Shares issued on debt conversion	100,000	100	4,900	—	5,000
Common shares issued for lease obligation	1,247,177	1,247	245,532	—	246,779
Shares issued on warrants exercised	925,000	925	57,609	—	58,534
Warrants granted for services			69,695	—	69,695
Shares issued on earn out of contingent consideration	2,261,425	2,261	270,014	—	272,275
Shares issued as fees for debt extension	100,000	100	16,400	—	16,500
Private sale of common shares with warrants	1,558,824	1,559	263,441	—	265,000
Net loss	—	—	—	(2,050,574)	(2,050,574)

Balance at December 31, 2015	18,148,816	$18,148	$4,113,055	$(5,827,422)	$(1,696,219)

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,2015	December 31,2014
Cash flows from operating activities:
Net loss	$(2,050,574)	$(2,002,586)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	257,904	144,613
(Gain) loss on fair value of warrant liabilities	(83,881)	(99,190)
Common shares issued for lease obligation	42,269	17,658
Common shares and warrants issued for services	156,973	290,832
Depreciation	123,439	67,703
Amortization of intangible assets	86,800	86,799
Amortization of debt discount and deferred financing costs	202,247	535,328
Accretion and reversal of contingent consideration liability	(201,013)	261,241
Unrealized gain on foreign currency	(29,158)	(18,461)
Benefit recognized on deferred taxes	—	(75,000)
Convertible notes payable fair value adjustment	(5,400)	(1,838)
Conversion of accrued interest to common stock	—	500
Gain on extinguishment of debt	—	(114,266)
Increase in reserve for inventory	—	7,500
(Increase) decrease in assets:
Accounts receivable	(3,807)	—
Inventory	(18,247)	(5,599)
Prepaid expenses and other assets	45,760	4,779
Increase in liabilities:
Accounts payable and accrued expenses	475,244	109,927
Accrued interest	125,186	87,363
Amount due to officers	243,865	178,176
Registration rights liability	—	22,156
Net cash used by operating activities	(632,393)	(502,365)

Cash flows from investing activities:
Purchase of property and equipment	(7,115)	(7,550)
Acquisition of business	—	11,132
Net cash (used) provided by investing activities	(7,115)	3,582

Cash flows from financing activities:
Proceeds from common stock warrant exercises	55,000	71,660
Proceeds from senior convertible notes, net of financing costs	—	198,500
Proceeds from convertible notes, net of financing costs	469,900	191,687
Proceeds from promissory notes	48,839	50,000
Principal repayments of promissory notes	(12,750)	—
Proceeds from notes payable director	—	50,000
Repayment of convertible note	(70,200)	—
Deferred financing costs paid	(50,000)	—
Net (repayments) from related party	—	(4,288)
Proceeds from private of common shares with warrants	265,000	—
Net cash provided by financing activities	705,789	557,559

Net increase in cash	66,281	58,776
Cash - beginning of year	73,396	14,620
Cash - end of year	$139,677	$73,396
Cash paid for :
Income taxes	$3,700	$2,100
Interest	$55,000	$23,200

Non-cash investing and financing activities:
Property and equipment financed with capital lease	$—	$271,572
Equipment acquired in exchange of warrant liability	$50,100	$—
Debt discount related to warrant liability and beneficial conversion feature	$10,792	$399,062
Issuance of warrants offsetting accrued expenses	$60,000	$57,807
Issuance of common stock to satisfy capital lease obligation	$204,533	$49,586
Issuance of common shares to satisfy contingent consideration obligation	$272,275	$—
Acquisition of U-Vend, Inc. for issuance of shares and effective settlement of inter-company	$—	$808,349
Settlement of notes payable director in common shares and warrants	$—	$150,062
Issuance of common shares and warrants as debt financing cost	$44,972	$—
Reclassification of warrant liability to paid in capital- adequate authorized shares available	$—	$52,833
Conversion of senior convertible notes into common stock	$5,000	$22,500
Financing cost in accrued expenses and additional paid-in capital	$—	$111,495
Issuance of common stock and warrants for services	$—	$126,956
Warrants issued for equipment leasing and debt with lessor	$—	$21,947
Equipment, inventory and coin financed with debt	$137,750	$250,000

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

U-Vend, Inc., the Company, entered the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America with the merger with U-Vend Canada, Inc. on January 7, 2014. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates its kiosks but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. The Company’s kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards. Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings. The Company’s approach to the market can include the addition of a digital LCD monitor to most makes and models in a kiosk program. This would allow the Company to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

Management’s plans

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,050,574 during the year ended December 31, 2015, has incurred accumulated losses totaling $5,827,422, and has a working capital deficit of $2,913,623 at December 31, 2015. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Inventory - Inventories are stated at the lower of cost or market and cost is determined by the average cost method. Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to $7,500 as of December 30, 2015 and 2014.

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

When performing its evaluation of goodwill for impairment, if the Company concludes qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required. If the Company is unable to reach this conclusion, then the Company would perform the two-step impairment test. Initially, the fair value of the reporting unit is compared to its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; the Company is required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

There are inherent assumptions and estimates used in developing future cash flows requiring management judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and asset impairment including projecting revenues, interest rates and the cost of capital. Many of the factors used in assessing fair value are outside the Company’s control and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments. In the event the Company’s planning assumptions are modified resulting in impairment to the Company’s assets, the associated expense would be included in the consolidated statements of operations, which could materially impact the Company’s business, financial condition and results of operations.

Management’s forecasts of future earnings are largely dependent on future cash infusion or incremental borrowing to fund projected growth as well as current operations. If the Company’s business plans result in significant delays in implementation and sales of the Company’s products are not in alignment with its projections, a future impairment charge could result for a portion or all of the goodwill noted previously.

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

As of December 31, 2015, there were approximately 46 million (43 million at December 31, 2014) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

1 for 200 stock split and change in trading symbol effective May 16, 2014 - On January 7, 2014, the holders of a majority of the outstanding shares of the Company’s common stock voted in favor of a corporate resolution authorizing the reverse split of its common stock (“Reverse Split”) on the basis of one share of common stock for each 200 shares of common stock. On April 10, 2014 the Company’s Board of Directors approved the one for 200 reverse stock split, the change of the Company’s corporate name to U-Vend, Inc. and the new trading symbol of UVND. The Company received the authorization from FINRA to effect these events as of May 16, 2014. The Company has prepared the financial, share and per share information included in this annual report on a post-split basis. There were no changes to the authorized amount of shares or par value as a result of this reverse split.

Preferred Stock Authorized - The Company has authorization for ”blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2015 and 2014, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The fair value was estimated using the trading price on December 31, 2015 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a level 1 input. Certain convertible notes payable are recorded at fair value at December 31, 2015 and 2014 (See Note 6). The determination of the fair value of the derivative warrant liabilities and contingent consideration liability include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Revenue Recognition - The Company has 127 electronic kiosks installed; 23 in the greater Chicago, Illinois area, 82 in the southern California area, and 22 in the Las Vegas area. Revenue is recognized at the time each vending transaction occurs, the payment method is approved and the product is disbursed from the machine.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2015 or 2014. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These reclassifications had no effect on the results of operations or cash flows for the periods presented.

Accounting Pronouncements – FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The Company is evaluating the potential impact of this ASU on its consolidated financial statements.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company applied this guidance to its current fiscal years ending December 31, 2015 and 2014. The adoption of this guidance had no material impact on the results of operations or financial position. Certain prior year deferred tax assets or liabilities have been reclassified to conform with the current year presentation.

NOTE 2. MERGER WITH U-VEND CANADA, INC.

On January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc. (“U-Vend Canada”). Pursuant to the agreement, which was amended on April 30, 2014, effective as of January 7, 2014, the Company acquired all the outstanding shares of U-Vend Canada in exchange for 3,500,000 newly issued shares of the Company’s common stock with a par value of $0.001 per share. Certain shareholders of U-Vend Canada were granted the right to earn up to an additional 4,522,850 shares of the Company’s common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015. In connection with this agreement, the Company issued an aggregate of 1,354,111 shares of Common Stock as compensation to the Chief Executive Officer and advisors for their services in connection with the transaction contemplated by the merger agreement. The Company issued 389,520 of the aforementioned shares of common stock to its Chief Executive Officer. The Company incurred approximately $264,000 in broker, advisory and professional fees associated with the merger.

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

At December 31, 2015 the consolidated balance sheet reflects no liability for contingent consideration as the Company believes the level of financing has been achieved and the revenue targets have not been achieved. As a result, during the year ended December 31, 2015, the Company reversed the remaining liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in accompanying consolidated Statement of Operations. At December 31, 2014, the consolidated balance sheet reflects a total contingent consideration liability of $473,289.

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

The fair value of the common stock issued to the former shareholders of U-Vend Canada is based on the adjusted split price of $0.14 share price of the Company’s common stock as of the close of business on January 6, 2014. The contingent consideration represented by the earn-out shares were also measured using a split adjusted price of $0.14 per share, discounted for the probability that the shares will be issued in the future upon achievement of the revenue targets defined.

Consideration:
Fair value of 3,500,000 shares of common stock issued at $0.14 on January 7, 2014	$490,000
Fair value of 4,522,850 shares of common stock measured at $0.14, discounted for the probability of achievement	246,568
736,568
Discount for restrictions	(103,118)
Effective settlement of intercompany payable due to U-Vend, Inc.	174,899
Total purchase price	$808,349

The allocation of purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below. This allocation is based upon valuations using management’s estimates and assumptions. The Company allocated $434,000 of the purchase price to intangible assets relating to the operating agreement with Mini Melts USA, which management estimates has a life of five years. Amortization expense amounted to $86,800 in 2014 and 2015 and is estimated to be $86,800 in 2016 and in each of the succeeding years until fully amortized in December 2018. The Company initially recognized a $164,920 deferred tax liability associated with the increase in book basis of the acquired tangible and intangible assets. During the final accounting for the merger, it was determined that the deferred tax liability reflecting the book and tax basis of the acquired assets would be $75,000. As a result the deferred tax liability and the related goodwill were adjusted by $89,920 during the measurement period. The following table summarizes the allocation of the purchase price for the acquisition of U-Vend Canada.

Cash	$11,132
Inventory	15,253
Prepaid expense	350
Property and equipment	232,835
Security deposits	6,631
Intangible assets- Operating Agreement	434,000
Goodwill	642,340
Accounts payable and accrued expenses	(135,634)
Notes payable	(170,517)
Capital lease obligations	(153,041)
Deferred tax liability	(75,000)
Total purchase price	$808,349

Unaudited Pro Forma Results – The unaudited pro forma supplemental information is based on estimates and assumptions which management believes are reasonable but are not necessarily indicative of the consolidated financial position or results of future periods or the results that actually would have been realized had we been a combined company as of January 1, 2014. The unaudited pro forma supplemental information includes incremental executive compensation and intangible asset amortization charges as a result of the acquisition, net of the related tax effects.

Unaudited Pro Forma Results	For the year ended December 31, 2014
Revenues	$268,804
Gross profit	$90,965
Net loss	$(2,002,586)
Basic and fully diluted loss per share	$(0.23)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

	Estimated useful	2015	2014
Electronic kiosks and vending machines	5 to 7 years	$937,389	$742,425
Less: accumulated depreciation		190,091	66,653
		$747,298	$675,772

Depreciation expense amounted to $123,439 and $67,703, respectively for the years ended December 31, 2015 and 2014.

NOTE 4. INTANGIBLE ASSETS

Intangible assets arose from merger with U-Vend Canada, Inc. (See Note 2) and consist of the following as of December 31:

	Estimated useful	2015	2014
Operating agreement	5 years	$434,000	$434,000
Less: accumulated amortization		173,599	86,799
		$260,401	$347,201

Amortization expense related to these intangible assets amounted to $86,800 and $86,799 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5. SENIOR CONVERTIBLE NOTES

The Company entered into a Securities Purchase Agreement (“2013 SPA”) dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or “Cobrador”) pursuant to Cobrador provided an aggregate of $400,000 financing through senior convertible notes and warrants. The senior convertible notes are unsecured, have a 7.0% annual interest rate, and due at Cobrador’s option in cash or common shares at a conversion rate of $0.05 per common share. The financing and the related terms were dependent on several conditions including the Company’s merger with U-Vend Canada, which was completed on January 7, 2014, and the Company effecting certain changes in its capital structure (see Note 1 regarding 1 for 200 reverse stock split).

As of December 31, 2015, total outstanding Senior Convertible Notes had a face value and carrying value of $372,498 as the debt discounts are completely amortized. As of December 31, 2014, total outstanding Senior Convertible Notes had a face value of $377,500 and are presented net of unamortized debt discounts of $58,486, resulting in a carrying value of $319,014. During the year ended December 31, 2015, Cobrador converted $5,000 of outstanding principal at $0.05 per share into 100,000 common shares.

During the years ended December 31, 2015 and 2014, approximately $58,000 and $385,000, respectively, was amortized and recorded as amortization of debt discount. The Company received extensions until December 31, 2015 from Cobrador on the due dates for principal and interest payments on outstanding senior convertible notes. In the first quarter of 2016, the Company received an extension from Cobrador on the due dates of the principal and interest payments on the outstanding notes until December 31, 2017 and granted a one-year extension on the expiration date of the Series A warrants.

The debt conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. When the notes were issued, Cobrador agreed to restrict its ability to convert the Senior Convertible Notes and receive shares of the Company if the number of shares of common stock beneficially held by the lender and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. On May 5, 2015, the Company and Cobrador agreed to amend the convertible notes, including the notes issued in connection with 2014 and 2015 SPA (See Note 6), to allow the Cobrador to hold in excess of 4.99% with 61 days written notice of such intent to the Company.

Pursuant to the 2013 SPA and related amendments, the Company issued Series A and Series B Warrants to Cobrador. The Series A and Series B warrants are exercisable to shares of the Company shares of common shares at an exercise price of $0.05 and $0.06, respectively and expire at various dates through December 2019. As of December 31, 2015, 11,200,000 of Series A and 12,000,000 of Series B warrants are outstanding. The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of the outstanding warrants issued in connection with this 2013 SPA aggregate $220,829 and $303,648 as of December 31, 2015 and 2014, respectively. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

The Company and the Investor entered into a registration rights agreement covering the registration of common stock underlying the Senior Convertible Notes and the Warrants. The Company was required to file a registration statement within 120 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 165 days after the closing date of the acquisition, 195 days if the Securities and Exchange Commission provides comment. If the Company failed to comply with the terms of the registration rights agreement, the Investor would be entitled to an amount in cash equal to one percent (1%) of the Investor’s original principal amount stated in each Senior Convertible Note on the date of the failure and monthly thereafter until failure is cured and all registration rights have been paid. The terms of this registration rights agreement do not limit the maximum potential consideration (including shares) to be transferred. The Company met the filing and effectiveness criteria, (as extended by the Investor on April 8, 2014), on November 21, 2014 which resulted in a penalty of $14,234 which is reflected as a liability at December 31, 2015. The Investor has extended the due day for this payment until December 31, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

2014 Gain on extinguishment of debt

During the second quarter of 2014, the Company and Cobrador entered into an agreement to extend the maturity of certain of the notes issued as part of the 2013 SPA. Accordingly, Cobrador consented to the extension of the maturity dates of the notes dated June 18, 2013 and August 21, 2013 to December 26, 2014.

During the second quarter of 2014, certain of the terms of certain of the Cobrador notes were modified. The notes issued on June 18, 2013, August 21, 2013 and October 17, 2013 each of which had a conversion price of $0.20 per share and were convertible into 750,000 shares of common stock were amended and reissued as notes convertible into 3,000,000 shares of the Company’s common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the reissued notes, the Company amended the warrants that had been granted in connection with the originally issued note agreements dated June 18, 2013, August 21, 2013 and October 17, 2013. Series A warrants totaling 1.125 million with an exercise price of $0.20 per share and Series B warrants totaling 1.125 million with an exercise price of $0.24 per shares were amended and reissued. The 4.5 million reissued Series A warrants have an exercise price of $0.05 per share and the 4.5 million reissued Series B warrants have an exercise price of $0.06 per share. For all 2013 and 2014 Cobrador notes the Series A warrants were amended to increase the term from 15 months to 24 months. The Series B term remained at 5 years. The amendment and reissuance of the three notes and warrants has been accounted for as an extinguishment of the original notes and warrants and the reissuance of the replacement notes and warrants. The Company recognized a gain of approximately $122,000 on extinguishment of debt in the year ended December 31, 2014, resulting from changes to the terms of the Cobrador notes, as described above which is reflected in gain on extinguishment of debt in the consolidated statements of operations.

Also, during the second quarter of 2014, the Company issued three senior convertible notes, in addition to the reissued notes described above, to the Investor in the aggregate principal amount of $70,000 along with Series A and Series B warrants (“Warrants”) to the Investor to acquire shares of common stock in the Company. The SPA, Senior Convertible Notes, Warrants and other ancillary agreements with the Investor are referred to as the “Financing Agreement.” Each Senior Convertible Note under the Financing Agreement was for a term of one year and bears interest at 7% payable in cash or shares of the Company’s common stock, and provides for an increase in the rate of interest if there is a default as defined in the Financing Agreement. The debt issued during the second quarter of 2014 can be converted into shares of the Company’s common stock at a conversion price of $0.05 per share, subject to an adjustment with a minimum adjusted conversion price of $0.03 per share. In connection with the notes issued in the second quarter of 2014, the Company issued the Investor 2.1 million Series A warrants with an exercise price of $0.05 per share and 2.1 million Series B warrants with an exercise price of $0.06 per share in connection with this debt under previously described terms. In the first quarter of 2016, the term of the convertible notes were extended until December 31, 2017.

NOTE 6. CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTES PAYABLE

2015 Stock Purchase Agreement (2015 SPA) with 9.5% Convertible Notes and Warrants

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

During the year ended December 31, 2015, the Company issued eleven 9.5% subordinated convertible notes aggregating $441,000 in connection with this agreement with maturity dates ranging from April 2016 through November 2016 with a lien on all assets. The principal on these notes is due at Cobrador’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings, the Company granted a total of 735,002 warrants with an exercise price of $0.40 per share and 5 year terms. The Company allocated the $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2015 the Company recorded $5,804 as amortization of debt discount on the 2015 SPA subordinated convertible notes. As of December 31, 2015, outstanding 2015 SPA notes had a face value of $441,000 and are presented net of debt discount of $2,309 resulting in a carrying value of $438,691. Following, in the first quarter of 2016, the Company received an extension from Cobrador on the due dates of the principal and interest payments on the outstanding notes until December 31, 2017.

The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the senior convertible notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of the outstanding warrants issued in connection with this 2015 SPA aggregate $6,919 as of December 31, 2015. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

The debt conversion price on the 2015 SPA subordinated convertible notes are subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount. The lenders agreed to restrict their ability to convert the subordinated convertible note and receive shares of the Company if the number of shares of common stock beneficially held by the lenders and its affiliates in the aggregate after such conversion exceeds 9.99% of the then outstanding shares of common stock. However, this limitation does not preclude the lenders from converting notes payable into common stock after selling shares owned into the market. The Company has provided for piggy-back registration rights on any registration statement covering 110% of the maximum number of shares underlying these notes and warrants. The subordinated convertible promissory notes are secured by substantially all assets of the Company with the exception of lease equipment obligations and is subordinate to indebtedness with institutions or non-commercial lenders.

2014 Stock Purchase Agreement (2014 SPA) with 10% Convertible Notes and Warrants

During the year ended December 31, 2015, the Company issued four 10% subordinated convertible notes in the aggregate face amount of $70,000 due at various dates between January and March, 2016 with a lien on all assets. Principal on these notes is due at Cobrador’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings, the Company granted a total of 116,668 warrants with an exercise price of $0.35 per share and 5 year terms. The Company allocated the $1,441 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. The warrants issued in connection with these notes have a “down round provision” and as a result, are classified as derivative liabilities for accounting purposes.

During 2014, the Company issued four 10% subordinated convertible notes in the aggregate face amount of $146,000 due at various dates between August and December 2015 with a lien on all assets. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 243,334 warrants with an exercise price of $0.35 per share and five year terms. The warrants issued have a “down round provision” and as a result are classified as derivative liabilities for accounting purposes.

The fair value of the outstanding warrants issued in connection with this 2014 SPA aggregate $3,389 and $3,874 as of December 31, 2015 and 2014, respectively.

The Company and the note holders of two of the 10% subordinated convertible notes in the aggregate face amount of $125,000 extended the maturity of the notes to December 2015. The Company issued the note holders an aggregate of 100,000 shares of common stock as consideration for the extension. The fair value of the common shares issued was recorded as deferred financing costs amounting to $16,500, which was charged to operations as amortization of deferred financing costs during the year ended December 31, 2015.

As of December 31, 2015, two of the aforementioned notes in the aggregate amount of $85,000 are due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the noteholders for an extension of the repayment date, however, as of April 27, 2016 no agreement has been concluded. Additional interest payable, if any, on the notes as of December 31, 2016 was immaterial.

As of December 31, 2015 and 2014, outstanding subordinated convertible notes had a face value of $216,000 and $146,000 and are presented net of unamortized debt discounts of $196 and $27,277 resulting in a carrying amount of $215,804 and $118,723, respectively. During the years ended December 31, 2015 and 2014, the Company recorded $27,081 and $17,315, respectively, as amortization of debt discount on the 2014 SPA subordinated convertible notes.

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

KBM Worldwide, Inc. Securities Purchase Agreement

On December 30, 2014, the Company received net proceeds of $50,000 as a result of the Securities Purchase Agreement with KBM Worldwide Inc. (“KBM”) for the sale of a Convertible Note (the “Note”) in the principal amount of $54,000. The principal advanced under the Note includes $4,000 in fees incurred by KBM related to the transaction. The KBM Securities Purchase Agreement, dated December 19, 2014 (“the KBM SPA”), bears interest at the rate of 8% per annum. In connection with the KBM SPA the Company is required to reserve a sufficient number of shares of its common stock (“the Common Stock”) for issuance upon full conversion of the Note in accordance with the terms thereof. The initial amount of shares reserved in connection with the KBM SPA and underlying Note was 2,500,000 shares. The Company incurred approximately $4,000 financing costs in connection with the note issuance that are fully expensed as of December 31, 2015.

On April 17, 2015, the Company prepaid and retired the KBM note in the amount of $70,200. The Note, as described above, included a prepayment option which resulted the Company incurring a 30% prepayment premium of the principal amount ($16,200). In addition, the Company paid $1,278 in accrued interest. No amounts remain outstanding and payable to the holder of the Note subsequent to this payment. No shares of the Company stock were issued to the Note holder. During the year ended December 31, 2015, the Company recorded a $5,400 gain on fair value of debt based upon the repayment date to a total fair value of $70,200. The fair value included in convertible notes payable on the consolidated balance sheets was $75,600 at December 31, 2014.

Under FASB ASC 480 “Distinguishing Liabilities from Equity,” the Company determined the Notes were liabilities reported at fair value because the Notes may be settled by conversion into a variable number of common shares at fixed monetary amount, known at inception. The Notes were subsequently measured at fair value at each reporting period, with changes in fair value being recognized in earnings. The fair value of the Notes was measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates. The fair value measurement is classified as a Level 3 in the valuation hierarchy.

U-Vend Canada Convertible Notes

The Company has two convertible 18% notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. As of December 31, 2015 and 2014, these convertible notes have a carrying value of $90,313 and $108,750, respectively. These convertible promissory notes reached maturity on July 26, 2014 and September 14, 2014 and are currently due. The Company is in discussion with the noteholders for an extension of the repayment date, however, as of April 27, 2016 no agreement has been concluded. The note holders have the option of debt conversion at the lesser of 80% of the market price of the Company’s common stock on the date of maturity, conversion at $1.00 per share or cash repayment. The note holders continue to evaluate these options, as defined in the debt agreement, including extension of the debt maturity date. The fair value of the two convertible notes is measured by calculating possible outcomes of conversion to common shares and repayment of the Notes, then weighting the probability of each possible outcome according to management’s estimates. The fair value measurement is classified as a Level 3 in the valuation hierarchy. During the year ended December 31, 2015, the Company recorded an unrealized gain on foreign currency related to these notes and the related accrued interest of $29,158. During the year ended December 31, 2014, the Company recorded $18,461 unrealized gain on foreign currency related to these notes.

Deferred Financing Costs

Financing costs associated with the Senior Secured Convertible Notes (See Note 5) and certain of the Subordinated Convertible Notes payable are included in deferred financing costs on the consolidated balance sheets at December 31, 2015 and 2014. These costs are amortized over the term of the respective notes. The Company incurred approximately $135,000 of financing costs during the year ended December 31, 2015, including $16,500 related to maturity extensions of two convertible notes. Amortization of financing costs for the years ended December 31, 2015 and 2014 was $83,843 and $61,813, respectively.

NOTE 7. PROMISSORY NOTES PAYABLE

Promissory Notes Payable

During the year ended December 31, 2015, the Company borrowed an aggregate of $23,833 pursuant to two promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The balance outstanding on these notes at December 31, 2015 was $11,083.

During the first quarter of 2015, the Company issued an unsecured promissory note in the amount of $25,000 with an interest rate of 10% due and payable on with an original maturity date of June 30, 2015. The lender agreed to extend the maturity of his note until the Company obtains additional financing as defined in the extension agreement.. Effective July 1, 2015 with this maturity extension, the interest rate was increased to 12%.

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at December 31, 2015 and 2014 was $6,235.

During 2014, the Company issued a $10,000 unsecured promissory note due and originally payable on November 30, 2014. In connection with this borrowing the Company granted 41,667 warrants with an exercise price of $0.24 per share and a 2 year term. The Company valued the warrants at fair value of $1,970 reflecting a debt discount on the promissory note. The carrying value of this note at December 31, 2015 and was $10,000. The Company and the lender agreed to a revised maturity date on this promissory note and has extended the maturity to December 31, 2015. The Company is in discussion with the note holder for an extension of the repayment date, however, as of April 27, 2016 no agreement has been concluded. In connection with this new repayment date, the interest rate on the promissory note were modified to 9.5%.

During 2014, the Company issued a $40,000 unsecured promissory note with a 10% interest rate and a maturity of December 19, 2015. The Company and the note holder extended the maturity date of the note to May 31, 2016.

2014 Perkin Industries, LLC Equipment Financing

On October 23, 2014, the Company entered into a 24 month equipment financing agreement with Perkin Industries, LLC (“the Lender”) for equipment and working capital in the amount of $250,000 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks, freezers, coin and inventory were placed in service in the Company’s southern California region. The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender to put 50% of the equipment back or the Company to call for $125,000 at the end of year one. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%. At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to call for $125,000. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $250,000. The Lender received 200,000 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $2,471. The carrying value on this financing is $250,000 at December 31, 2015 and $248,044, net of $1,956 in debt discount at December 31, 2014.

2015 Perkin Industries, LLC Equipment Financing

In January and October 2015, the Company entered into two separate 24 month equipment financing agreements with Perkin Industries, LLC (“the Lender”) for equipment in the aggregate amount of $137,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s southern California region. The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender at the end of year one to put 50% of the equipment back to the Company or the Company to call for $68,875. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%. At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to put for $68,875. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $137,750. The Lender received an aggregate of 110,200 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $1,237. The carrying value of this financing is $137,254, net of $496 debt discount at December 31, 2015.

The fair value of the warrant liability related to 2014 and 2015 Perkin equipment financing obligations was $2,920 as of December 31, 2015. Total amortization of debt discount related to 2014 and 2015 Perkin equipment financing during the years ended December 31, 2015 and 2014 was $2,697 and $515, respectively.

NOTE 8. CAPITAL LEASE OBLIGATIONS

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

The following schedule provides minimum future rental payments required as of December 31, 2015, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2016	126,822
2017	25,831
Total minimum lease payments	152,653
Guaranteed residual value	206,833
359,486
Less: Amount represented interest	(40,168)
Present value of minimum lease payments and guaranteed residual value	319,318
Less: Current portion of capital lease obligations	(90,783)
Long term capital lease obligations and guaranteed residual value	228,535
Less: Unamortized debt discount on capital leases	(20,832)
Long term capital lease obligations and guaranteed residual value, net	$207,703

Equipment held under capital leases at December 31, 2015 had a cost of $465,500 and accumulated depreciation of $132,896. Equipment held under capital leases at December 31, 2014 had a cost of $465,500 and accumulated depreciation of $55,406.

The Company and the Lessor entered into a registration rights agreement covering the registration of 110% of common stock underlying the Warrants. The Company was required to file a registration statement within 45 days after completion of the acquisition of U-Vend Canada and meet an effectiveness deadline of 90 days after the closing date of the acquisition, 120 days if the Securities and Exchange Commission provides comment. The Company met the filing and effectiveness criteria, as extended by the Lessor on April 2014, on November 21, 2014 which resulted in a penalty of $7,922 which is reflected in the consolidated balance sheets at December 31, 2015 and 2014. The Lessor has extended the due day for this payment until December 31, 2015. The Company believes no additional liability will be incurred under this agreement as the underlying shares are now eligible for sale in accordance with Rule 144.

NOTE 9. STOCKHOLDERS’ DEFICIENCY

The Company has authorized shares of common stock of 600,000,000 shares.

During the year ended December 31, 2015, the Company issued 925,000 shares of common stock upon exercise of warrants resulting in cash proceeds of $55,000 to the Company and $3,534 of warrant liability was reclassified as additional paid in capital. In addition, the Company issued 100,000 shares of its common stock upon conversion of a senior convertible note in the face amount of $5,000.

During the year ended December 31, 2015, the Company issued 1,247,177 shares of common stock with a fair value of $246,779 to pay capital leases obligations, interest and penalties related to the capital leases.

During the year ended December 31, 2015, the Company issued 1,305,000 shares of common stock with a fair value of $96,973 and warrants with a fair value of $69,695 to consultants for services rendered.

During the year ended December 31, 2015, the Company sold in private sale 1,558,824 shares of common stock for an aggregate consideration of $265,000 and issued an aggregate of 779,413 warrants to acquire shares of common stock at $0.30. The warrants have a term of two years.

In addition, during the year ended December 31, 2015, the Company issued 2,261,425 shares of common stock as earn out consideration (See Note 2) and 100,000 shares of common stock as consideration for debt maturity extension (See Note 6).

At December 31, 2015 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2013 Series A warrants Senior convertible notes	5,200,000	$0.05	June 2017-December 2017
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 Issued with lease obligation	861,250	$0.12	October 2016
2014 Acquired in U-Vend Canada merger	517,335	$0.24	October 2015-January 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2017-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 Warrants for services	18,480	$0.01	January 2016
2014 Warrants for services	420,000	$0.35	August 2019-December 2019
2014 Warrants for services	35,000	$0.24	January 2016
2014 Warrants for services	770,000	$0.05	October 2015-December 2016
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with 2014 SPA convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.18	May 2017
2014 Issued with promissory note	41,667	$0.18	May 2017
2015 Issued with 2014 SPA convertible debt	116,668	$0.35	January 2020-March 2020
2015 Issued with convertible financing obligation	110,200	$0.35	January-October 2018
2015 Issued for services	407,067	$0.40	February 2020-November 2020
2015 Issued with 2015 SPA convertible debt	735,002	$0.40	April 2020-November 2020
2015 Warrants issued for equipment	200,000	$0.35	January 2020
2015 Warrants issued with sale of common shares	779,413	$0.30	December 2017
	31,311,534

During the year ended December 31, 2015, there were 849,751 warrants that expired unexercised, 925,000 warrants exercised and 2,348,350 warrants issued.

Warrants

Outstanding warrant securities consist of the following at December 31, 2014:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2012 Private placement warrants	750	$30.00	April 2015
2013 Series A warrants Senior convertible notes	6,000,000	$0.05	June 2016-December 2016
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 issued with lease obligation	986,250	$0.12	October 2016
2014 acquired in U-Vend Canada merger	1,142,336	$0.24	September 2015-January 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2017-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 warrants for services	18,480	$0.01	January 2016
2014 warrants for services	420,000	$0.35	August 2019-December 2019
2014 warrants for services	35,000	$0.24	January 2016
2014 warrants for services	994,000	$0.05	June 2015-December 2016
2014 warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.24	May 2017
2014 Issued with promissory note	41,667	$0.18	May 2017
	30,737,935

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Balance at beginning of period	$309,993	$214,609
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	38,282	285,269
Reclassification of warrant liability as additional paid in capital upon exercise of warrants	(3,534)	—
Equipment purchased with warrants classified as derivative liabilities due to “down round” provision	50,100	—
Allocation of proceeds related to subordinated convertible notes and equipment financing obligation as derivative liabilities due to “down round” provision	—	6,951
Extinguishment of June 18, 2013, August 21, 2013 and October 17, 2013 senior convertible notes	—	(87,921)
Warrants classified as derivative liabilities due to inadequate shares authorized to accommodate the exercise of all outstanding equity instruments	—	43,108
Adjustment of warrants classified as derivatives to additional-paid-in capital as a result of adequate authorized due to reverse stock split on May 16, 2014	—	(52,833)
Unrealized gain on fair value adjustment	(83,881)	(99,190)
	$310,960	$309,993

The fair value of warrants outstanding at December 31, 2015 and 2014 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 11. EQUITY INCENTIVE PLAN

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

The Company records share based payments under the provisions of FASB ASC 718 “Compensation - Stock Compensation.” Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

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

The following shows the significant assumptions used to compute the share-based compensation expense for stock options granted during the years ended December 31, 2015 and 2014:

Volatility	65%
Expected term	2 - 5 years
Risk-free interest rate	1.62% - 1.790%
Expected dividend yield	0%

A summary of all stock option activity for the years ended December 31, 2015 and 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	13,300	$58.00
Issued in 2014	350,000	$0.30
Cancelled in 2014	(2,650)	$60.00
Outstanding at December 31, 2014	360,650	$1.99
Issued in 2015	4,280,000	$0.20
Outstanding at December 31, 2015	4,640,650	$0.34	4.4 years	$—
Exercisable at December 31, 2015	1,776,068	$0.48	4.4 years	$—

The Company granted 4,280,000 options during the year ended December 31, 2015 and 350,000 options in the year ended December 31, 2014. No options were exercised during the years ended December 31, 2015 or 2014. The weighted average grant date fair value of options granted during the year ended December 31, 2015 and 2014 were $0.09 and $0.32, respectively. The fair value of options that vested during the year ended December 31, 2015 and 2014 amounted to approximately $ 221,207 and $89,200, respectively. The Company recorded stock compensation expense for options vesting during the years ended December 31, 2015 and 2014 of $221,237 and $89,207, respectively.

At December 31, 2015, there was approximately $208,831 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

The Company granted 500,000 restricted shares to an officer with a three year vesting. During the year ended December 31, 2015, $36,667 was charged to operations as stock based compensation costs for the restricted shares granted. At December 31, 2015, there was approximately $73,333 of unrecognized compensation cost related to non-vested stock grants that is expected to be recognized over a period of approximately 2.75 years.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

The Company entered into the Agreement with NHL Enterprises, L.P, NHL Enterprises Canada, L.P. and NHL Interactive Cyber Enterprises, LLC (collectively referred to as the “NHL” and the “Licensors”) and includes a retail license agreement, a corporate sponsorship and a marketing agreement. In connection with the Agreement, the Company shall pay to the NHL a royalty payment of five percent (5%) on net sales as well as fees attributable to national advertising, promotion and corporate marketing and branding events. The Agreement also provides for customary representations, warranties, and indemnification from the parties.

The following schedule provides minimum future payments for each of the periods ending June 30, 2016 through 2020 as defined in the NHL license and sponsorship agreements as of December 31, 2015 remeasured from Canadian dollars to U. S. dollars at the spot rate on December 31, 2015:

For the period	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	Total
Sponsorship fee	361,250	505,750	614,125	614,125	614,125	2,709,375
Minimum royalty	216,750	361,250	433,500	505,750	650,250	2,167,500
Media commitment	144,500	144,500	144,500	144,500	144,500	722,500
Product in kind	1,445	1,445	1,445	1,445	1,445	7,225
Total Commitment	723,945	1,012,945	1,193,570	1,265,820	1,410,320	5,606,600

No payments were made to the NHL under this agreement as of December 31, 2015. The Sponsorship and Minimum royalty payments due to the NHL (in Canadian dollars) are as follows in the initial period: $200,000 on November 15, 2015, $200,000 on January 15, 2016 and $400,000 on April 15, 2016. The company has accrued $316,997 of this total commitment as of December 31, 2015. As part of the agreement, the NHL has commitments to the Company including a retail royalty fund which partially reduces the total commitment above.

Operating Lease Obligations

As of December 31, 2015, the Company has two operating lease agreements for warehouse space, one in the greater Chicago, Illinois area and one in southern California. The Chicago warehouse lease is for a term of 65 months commencing in November 2013 and requires a monthly rent of $1,875 with annual scheduled rent increases. The California warehouse lease is for a term of 12 months commencing in January 2015 and requires a monthly rent of $2,464 and 2.7% share of common area operating charges. The lease for California warehouse was extended for an additional term of one year until January 2017 with a base rent of $2,550. In addition, the Company leased a warehouse space in Las Vegas, Nevada. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,068 with scheduled increases. The Company also has a vehicle lease in the Chicago area for use in product distribution and sales efforts. The Chicago vehicle lease is for a term of 48 months commencing in October 2013 and requires a monthly payment of $670. Rent expense amounted to $65,141 and $33,724 during the years ended December 31, 2015 and 2014, respectively.

The aggregate rental commitments for the real estate leases at December 31, 2015 is:

2016	$61,297
2017	37,637
2018	23,460
2019	6,210
Total	$128,604

NOTE 13. INCOME TAXES

Loss from continuing operations before provision (benefit) for income taxes is summarized in the following table.

	2015	2014
Domestic	$(1,873,516)	$(1,234,293)
Foreign	(173,588)	(841,199)
	$(2,047,104)	$(2,075,492)

The income tax provision (benefit) is summarized in the following table.

	2015	2014
Current:
Federal	$—	$—
State	3,470	2,094
Foreign	—	—
Total current	3,470	2,094

Deferred:
Federal	(694,357)	(390,726)
State	(94,514)	(1,777)
Foreign	(42,055)	(134,000)
Total deferred	(830,926)	(526,503)
Less increase in allowance	830,926	451,503
Net deferred	—	(75,000)

Total income tax provision (benefit)	$3,470	$(72,906)

The significant components of the deferred tax assets and liabilities are summarized below.

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,669,671	$1,055,408
Depreciable and amortizable assets	(48,106)	(8,252)
Prepaid expense	(253)	(253)
Intangible asset	(130,503)	(174,003)
Stock based compensation	162,396	38,617
Beneficial conversion feature	—	(13,309)
Loss reserve	3,239	3,239
Accrued compensation	157,443	86,194
Other	116	(4,564)
Total	1,814,003	983,077
Less valuation allowance	(1,814,003)	(983,077)
Net deferred assets (liabilities)	$—	$—

The Company has approximately $4,128,000, and $967,000 in federal U.S. and Canadian net operating loss carryforwards (“NOLs”), respectively, as well as $2,813,000 in U.S. state and $967,000 in Canadian provincial NOLs available to reduce future taxable income. These carryforwards begin to expire in year 2030. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to fully offset the NOLs, and the total net deferred tax assets, as well.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as certain significant ownership changes occur. As a result of the historical equity instrument issuances by the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership change, if any. The amount of the Company’s net operating losses and other tax attributes incurred prior to any ownership change may be limited based on the Company’s value. In addition, as a result of the Company’s acquisition of the shares of U-Vend Canada, the amount of U-Vend Canada’s NOLs incurred prior to the ownership change and those of its wholly-owned limited liability company, U-Vend USA LLC may be limited based on U-Vend Canada’s value at the date of acquisition. A full valuation allowance has been established for the Company’s deferred tax assets, including net operating losses and any other corporate tax attributes.

During the years ended December 31, 2015 and 2014 the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. and Canada federal jurisdictions, the states of California, Florida, Illinois and New York, as well as the province of Ontario. The tax years 2012-2015 generally remain open to examination by the U.S. federal and state taxing authorities. In addition, the 2011 tax year is still open for the state of California, Canadian federal and province of Ontario taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	2015	2014
Statutory United States federal rate	34.00%	34.00%
United States federal tax on foreign branch operations	4.99	7.54
State income tax, net of federal benefit	4.25	3.95
Other foreign income tax, net of federal benefit	.82	3.99
Change in valuation reserves	(40.59)	(21.75)
Permanent differences	(.44)	(4.80)
Tax rate differential between jurisdictions	(2.54)	(16.76)
State income tax law changes	—	(2.66)
Other	(1.54)
Effective tax rate benefit (provision)	(.17))%	3.51%

NOTE 14. SUBSEQUENT EVENTS

In January 2016, the company issued 50,000 shares of common stock to a note holder to extend the maturity date of the note.

In March 2016, the Company issued three promissory notes and borrowed an aggregate amount of $155,000. The promissory notes bear interest at 10% per annum and are due at various due dates in May 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-VEND, INC.

April 27, 2016	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2016	By:	/s/ Philip Jones
Philip Jones Director

April 27, 2016	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

April 27, 2016	By:	/s/ Paul Neelin
Paul Neelin Chief Operating Officer and Director

April 27, 2016	By:	/s/ Alexander Orlando
Alexander Orlando Director

April 27, 2016	By:	/s/ Patrick White
Patrick White Director

30