Form 10-Q
period 2016-03-31
U-Vend, Inc.
filed 2016-05-23
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 18,198,816, as of May 23, 2016.

U-VEND, INC.

Item 1. Financial Statements (unaudited)

U-VEND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$78,990	$139,677
Accounts receivable	13,504	3,807
Inventory (net)	59,000	46,979
Prepaid expenses and other assets	56,633	79,548
Total current assets	208,127	270,011

Noncurrent assets:
Property and equipment (net)	750,069	747,298
Security deposits	17,186	16,018
Other assets (net)	157,613	70,010
Intangible asset (net)	238,701	260,401
Goodwill	642,340	642,340
Total noncurrent assets	1,805,909	1,736,067

Total assets	$2,014,036	$2,006,078

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$324,506	$254,946
Accrued expenses	152,212	156,484
Accrued interest	164,070	121,080
NHL sponsorship liability	439,189	316,997
Registration rights liability	22,156	22,156
Amounts due to officers	694,381	624,307
Senior convertible notes, net of discount	—	372,498
Promissory notes payable	641,762	479,576
Convertible notes payable, net of discount	752,351	744,807
Current capital lease obligation	104,018	90,783
Total current liabilities	3,294,645	3,183,634

Noncurrent liabilities:
Senior convertible notes, net of discount	372,498	—
Capital lease obligation, net of discount	200,192	207,703
Warrant liabilities	281,755	310,960
Total noncurrent liabilities	854,445	518,663

Total liabilities	4,149,090	3,702,297
Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value, 600,000,000 shares
authorized, 18,198,816 shares issued and outstanding
(18,148,816 - 2015)	18,198	18,148
Additional paid-in capital	4,162,651	4,113,055
Accumulated deficit	(6,315,903)	(5,827,422)
Total stockholders' deficiency	(2,135,054)	(1,696,219)

Total liabilities and stockholders' deficiency	$2,014,036	$2,006,078

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015

Revenue	$293,542	$124,749

Cost of revenue	143,616	80,548

Gross profit	149,926	44,201

Operating expenses:
Selling	302,024	153,699
General and administrative	273,577	324,970
	575,601	478,669

Operating loss	(425,675)	(434,468)
Other (income) expense, net
Gain on change in fair value of debt and warrant liabilities	(29,205)	(24,992)
Amortization of debt discount and deferred financing costs	26,931	51,796
Interest expense	56,665	46,339
Unrealized loss (gain) on foreign currency	8,415	(16,779)
	62,806	56,364

Net loss	$(488,481)	$(490,832)

Net loss per share- basic and diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding - basic and diluted	18,198,267	10,684,843

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net loss	$(488,481)	$(490,832)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	42,646	10,133
Gain on fair value of warrant liabilities	(29,205)	(19,592)
Common shares issued for lease obligation	—	14,105
Common shares and warrants issued for services	—	11,350
Depreciation	35,250	30,442
Amortization of intangible assets	21,700	21,700
Amortization of debt discount and deferred financing costs	26,931	51,796
Accretion and reversal of contingent consideration liability	—	22,160
Unrealized loss (gain )on foreign currency	8,415	(16,779)
Convertible notes payable fair value adjustment	—	(5,400)
(Increase) decrease in assets:
Accounts receivable	(9,697)	(4,600)
Inventory	(12,021)	(14,423)
Prepaid expenses and other assets	21,747	59,035
Increase in liabilities:
Accounts payable and accrued expenses	187,480	108,166
Accrued interest	40,512	19,374
Amount due to officers	70,074	54,902
Net cash used by operating activities	(84,649)	(148,463)

Cash flows from investing activities:
Purchase of property and equipment	(38,021)	(8,904)
Net cash used by investing activities	(38,021)	(8,904)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	—	40,000
Proceeds from convertible notes, net of financing costs	—	64,180
Proceeds from promissory notes	178,800	25,000
Principal repayments of promissory notes	(16,817)	—
Deferred financing costs paid	(100,000)	—
Net cash provided by financing activities	61,983	129,180

Net decrease in cash	(60,687)	(28,187)

Cash - beginning of period	139,677	73,396

Cash - end of period	$78,990	$45,209

Cash paid for :
Interest	$15,000	$11,841

Non-cash investing and financing activities:
Debt discount related to warrant liability and beneficial conversion feature	$—	$2,091
Issuance of common stock to satisfy capital lease obligation	$—	$68,177
Issuance of common shares and warrants as debt financing cost	$7,000	$—
Conversion of senior convertible notes into common stock	$—	$5,000
Equipment, inventory and coin financed with debt	$—	$65,750

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 (Unaudited)

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

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management.  The Company's kiosks have been designed to be tech-savvy and can be managed on line 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards.  Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings.   The Company's approach to the market can include the addition of a digital LCD monitor to most makes and models in a kiosk program. This would allow the Company to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

Management's plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $488,481 during the three months ended March 31, 2016, has incurred accumulated losses totaling $6,315,903, and has a working capital deficit of $3,086,518 at March 31, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2015 included in the Company’s 10-K annual report filed with the SEC on April 28, 2016.

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

As of March 31, 2016, there were approximately 44.9 million (44.3 million at March 31, 2015) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Fair Value of Financial Instruments- Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand.  The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on March 31, 2016 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. Certain convertible notes payable are recorded at fair value at March 31, 2016. (See Note 2).  The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Accounting Pronouncements – FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value.  FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required.  Early adoption is permitted.  The Company is evaluating the potential impact of this ASU on the consolidated financial statements.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, ASU 2014-09.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect the updated standard will have on the consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and the Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

NOTE 2. DEBT

Senior Convertible Notes

The Company entered into a Securities Purchase Agreement ("2013 SPA") dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or "Cobrador") pursuant to Cobrador providing an aggregate of $400,000 financing through senior convertible notes and warrants. At March 31, 2016, total outstanding Senior Convertible Notes had a face value and carrying value of $372,498 ($372,498 at December 31, 2015) as the debt discounts are completely amortized. Pursuant to 2013 SPA, there were an aggregate of 11.2 million Series A Warrants expiring at various dates between June 2016 and November 2017 and an aggregate of 12 million Series B Warrants expiring at various dates between June 2018 and November 2019.

During the three months ended March 31, 2016, the terms of the convertible notes were extended until December 31, 2017. Pursuant to the extension the maturity of the convertibles notes are for more than one year as of March 31, 2016 and accordingly are reclassified as noncurrent liabilities. In connection with the extension, the Company extended the expiration dates of Series A Warrants by one year. The fair value of the Series A Warrants did not materially change due to the extension.

Promissory Notes Payable

In March 2016, the Company issued three unsecured promissory notes and borrowed an aggregate amount of $155,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein, and are due at various due dates in May 2016.

In addition, during the three months ended March 31, 2016, the Company borrowed an aggregate of $23,800 pursuant to two unsecured promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $16,816 of borrowings during the three months ended March 31, 2016 and the balance outstanding on these notes at March 31, 2016 was $18,067 ($11,083 at December 31, 2015).

In January and October 2015, the Company entered into two separate 24 month equipment financing agreements with Perkin Industries, LLC (“the Lender”) for equipment in the aggregate amount of $137,750 with an annual interest rate of 15%. The Lender received an aggregate of 110,200 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $1,237. During the three months ended March 31, 2016, the Company amortized debt discount of $293 and the carrying value of this financing is $137,457, net of $203 debt discount, at March 31, 2016. The fair value of the warrant liability related to Perkin equipment financing obligations was $2,636 as of March 31, 2016 ($2,920 December 31, 2015).

As of March 31, 2016 one promissory note in the face amount of $10,000 is currently due for repayment. The Company is in discussion with the note holder for an extension of the repayment date, however, as of May 23, 2016 no agreement has been reached.

Convertible Note Payable

The Company has two convertible 18% notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. As of March 31, 2016 these convertible notes have a carrying value of $96,250. During the three months ended March 31, 2016, the Company recorded an unrealized loss on foreign currency translation related to these notes and the related accrued interest of $8,415. During the three months ended March 31, 2015, the Company recorded an unrealized gain on foreign currency translation related to these notes and the accrued interest of $16,779.

During the year ended December 31, 2015, the Company issued eleven 9.5% subordinated convertible notes aggregating $441,000 pursuant to 2015 Stock Purchase Agreement (2015 SPA). In connection with these borrowings, the Company granted a total of 735,002 warrants with an exercise price of $0.40 per share and 5 year terms.  The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued.  During the three months ended March 31, 2016 the Company recorded $1,411 as amortization of debt discount on the 2015 SPA subordinated convertible notes.  As of March 31, 2016, outstanding 2015 SPA notes had a face value of $441,000 ($441,000 at December 31, 2015) and are presented net of debt discount of $898 ($2,309 at December 31, 2015) resulting in a carrying value of $440,102 ($438,691 at December 31, 2015).

As of March 31, 2016 six convertible notes payable with a face amount of $256,250 ($175,313 at December 31, 2015) are currently due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the note holders for an extension of the repayment date, however, as of May 23, 2016 no agreement has been reached. Additional interest payable, if any, on the notes as of March 31, 2016 was immaterial.

Other Assets -Deferred Financing Costs

Financing costs associated with the Senior Secured Convertible Notes, certain of the Subordinated Convertible Notes payable and planned financing are included in deferred financing costs on the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.  These costs are amortized over the term of the respective notes.  The Company incurred approximately $107,000 of financing costs during the three months ended March 31, 2016, including $7,000 related to maturity extensions of a convertible note paid in shares of the Company's common stock. Amortization of financing costs for the three months ended March 31, 2016 and 2015 was $19,397 and $19,382, respectively. As of March 31, 2016, Other Assets balance includes $150,000 ($50,000 at December 31, 2015) financing costs incurred with respect to a planned financing that has not been completed.

NOTE 3. STOCKHOLDERS’ DEFICIENCY

During the three months ended March 31, 2016, the Company granted options to acquire 20,000 shares of its common shares pursuant to the Company's Stock Option plan.

During the three months ended March 31, 2016, $42,646 ( $10,133 in 2015) was charged to operations as stock based compensation costs for the options and the restricted shares granted.

During the three months ended March 31, 2016, the Company issued 50,000 shares of common stock with a fair value of $7,000 to a note holder to extend the maturity date of the note.

At March 31, 2016 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2013 Series A warrants Senior convertible notes	5,200,000	$0.05	June 2017-December 2017
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 Issued with lease obligation	861,250	$0.12	October 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2018-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 Warrants for services	420,000	$0.35	August 2019-December 2019
2014 Warrants for services	240,000	$0.05	April 2016-December 2016
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with 2014 SPA convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.18	May 2017
2014 Issued with promissory note	41,667	$0.18	May 2017
2015 Issued with 2014 SPA convertible debt	116,668	$0.35	January 2020-March 2020

2015 Issued with convertible financing obligation	110,200	$0.35	January 2018-October 2018
2015 Issued for services	407,067	$0.40	April 2020-November 2020
2015 Issued with 2015 SPA convertible debt	735,001	$0.40	April 2020- September 2020
2015 Warrants issued for equipment	200,000	$0.35	January 2020
2015 Warrants issued with sale of common shares	779,413	$0.30	December 2017
	30,210,718

During the three months March 31, 2016, 1,100,815 warrants expired unexercised.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31, 2016	December 31, 2015
Balance at beginning of period	$310,960	$309,993
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	—	38,282
Reclassification of warrant liability as additional paid in capital upon exercise of warrants	—	(3,534)
Equipment purchased with warrants classified as derivative liabilities due to “down round” provision	—	50,100
Unrealized gain on fair value adjustment	(29,205)	(83,881)
	$281,755	$310,960

The fair value of warrants outstanding at March 31, 2016 and December 31, 2015 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 5. SUBSEQUENT EVENTS

Subsequent to March 31, 2016 the Company entered into a license agreement beginning January 1, 2016 through December 31, 2018 with a third party for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories.   Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $25,000 on April 15, 2016, $25,000 on July 15, 2016, $100,000 on October 15, 2016, $275,000 during 2017, $575,000 during 2018.   The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold.  The royalty paid shall offset all or a portion of the guaranteed payments.  The agreement is subject to customary default and termination clauses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three March 31, 2016 and March 31, 2015

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

General

U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.”  We are headquartered in Santa Monica, California and maintain operations in Ontario, Canada, Chicago, Illinois, southern California, and Las Vegas, Nevada.  Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com.  Information contained on our websites is not a part of this interim report.

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

The Company began its current business efforts with the acquisition of the U-Vend Canada business in January 2014.  The business acquired from U-Vend Canada was focused on the Chicago, Illinois region at the date of the acquisition and has since expanded to include southern California during the fourth quarter of 2014 and Las Vegas, Nevada in the third quarter of 2015.  The Company has a depot and staffing to develop and service customers in each of these geographic regions. The Company will experience increased expenses with the growth in sales and number of kiosks in service, both of which increased as the Company executed it business plan.

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

Management's plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $488,481 during the three months ended March 31, 2016, has accumulated losses totaling $6,315,903, and has a working capital deficit of $3,086,518 at March 31, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

To fund the Company’s operations for the next 12 months, to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis, the Company needs to raise additional financing. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

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

Results of Operations: For the Three March 31, 2016 and March 31 2015

Revenues

For the three months ended March 31, 2016 the Company's revenues increased by $168,793 or 135.3% to $293,542 compared to revenues of $124,749 during the three months ended March 31, 2015. The increase in revenue was due to additional electronic kiosks installed and operational during 2016.  As of March 31, 2016, the Company had 125 electronic kiosks installed and operational in Greater Chicago, Illinois, southern California and Las Vegas, Nevada compared to 118 at March 31, 2015. A substantial number of kiosks were installed in the first quarter of 2015 and the benefit of a full operational quarter of these kiosks was realized in 2016.

Cost of Revenues:

For the three months ended March 31, 2016, the Company's cost of revenues increased by $63,068 or 78.3% to $143,616 compared to cost of revenues of $80,548 during the three months ended March 31, 2015. The increase in cost of revenues in 2016 was due to higher revenues generated by the Company in 2016 compared to 2015. The Company's cost of revenues as a percentage of revenues during the three March 31, 2016 was 48.9%, compared to 64.6% in 2015.

Selling Expenses:

Selling expenses for three months ended March 31, 2016 increased by $148,325 compared to the comparable period in 2015. Selling expenses increased, in part, due to increased revenues attained by the Company during 2016 resulting in increases in selling expenses such as commissions paid to host locations where the Company's kiosks are based. In addition, during the three ended March 31, 2016, the Company accrued $122,192 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement compared to $43,875 during the comparable period in 2015.

General and Administrative Expenses:

General and Administrative expenses for the three months ended March 31, 2016 decreased by $51,393 compared to the comparable period in 2015.  Increased levels of operations and revenues in 2016 resulted in increases in support costs including compensation, revenue based incentives and travel expenses. However the increases were offset by decreases in professional fees and merger related expenses compared to costs incurred in 2015.

Change in fair value of debt and warrant liabilities:

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date with any change in fair value reported in the condensed consolidated statement of operations. During the three months ended March 31, 2016, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $29,205 compared to a gains on the change in fair value of warrant liabilities in the amount of $24,992 during the three months ended March 31, 2015.

Amortization of debt discount and deferred financing costs:

Amortization of debt discount and deferred financing costs decreased by $24,865 from $51,796 during the three months ended March 31, 2015 to $26,931 during the three months ended March 31, 2016. Since a significant part of the debt discount and deferred financing related to the senior convertible notes that were amortized in 2015 and 2014, these expenses decreased in 2016.

Interest expense:

Interest expense for the three months ended March 31, 2016 increased by $10,326 over the prior year. The increases were due to higher levels of borrowings in 2016.

Unrealized (gain) loss on foreign currency:

The Company has two convertible notes payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. During the three months ended March 31, 2016, the Company recorded an unrealized loss on foreign currency related to these notes and the related accrued interest of $8,415. Unrealized foreign currency gains of $16,779 were recorded in the three months ended March 31, 2015.

Net Loss:

As a result of the foregoing, the net loss for the three months ended March 31, 2016 was $488,481 compared to a net loss of $490,832 during the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, the Company had a working capital deficiency of approximately $3,087,000 compared to working capital deficiency of approximately $2,914,000 at December 31, 2015. The increase in the working capital deficiency is primarily due to the Company's operating losses during the three months ended March 31, 2016 and is partially offset by reclassification of Senior convertible notes as noncurrent liabilities due to their maturities extension. During the three months ended March 31, 2016, the Company's operating activities used cash of approximately $85,000 compared to approximately $148,000 used during the three months ended March 31, 2015.

During the three months ended March 31, 2016, the Company's operations, after adjusting for non-cash items, used approximately $383,000 of cash. Changes in working capital items provided approximately $298,000 of cash during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company's operations , after adjustment for non-cash items, used approximately $371,000 of cash and working capital items provided approximately $223,000 of cash.

During the three months ended March 31, 2016, the Company issued three promissory notes and borrowed an aggregate amount of $155,000. The promissory notes bear interest at 10% per annum and are due at various due dates in May 2016. In addition, during the three months ended March 31, 2016, the Company borrowed an aggregate of $23,800 pursuant to two promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $16,816 of borrowings during the three months ended March 31, 2016 and the balance outstanding on these notes at March 31, 2016 was $18,067.

As of March 31, 2016, aggregate principal amounts of approximately $266,250 are due for repayment pursuant to the terms of the related notes. The Company is in discussion with the note holders for an extension of the repayment date, however, as of May 23, 2016 no agreement has been reached. There is no assurance that an acceptable extension agreement will be reached.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $488,481 during the three months ended March 31, 2016, has accumulated losses totaling $6,315,903, and has a working capital deficit of $3,086,518 at March 31, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The estimated fair value of the convertible notes is determined based on the trading price on March 31, 2016, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Our chief executive officer also acting as chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2015 exist in our internal control over financial reporting based on the evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

To address the material weaknesses we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016

The Company issued 50,000 common shares to a note holder as consideration to extend the maturity of the note.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

ITEM 6 – EXHIBITS

31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)

32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

U-VEND, INC.
May 23, 2016	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

