Form 10-Q
period 2016-06-30
U-Vend, Inc.
filed 2016-08-15
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 21,839,992, as of August 8, 2016.

U-VEND, INC.

U-VEND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$199,126	$139,677
Accounts receivable	16,165	3,807
Inventory (net)	62,618	46,979
Prepaid expenses and other assets	48,073	79,548
Total current assets	325,982	270,011

Noncurrent assets:
Property and equipment (net)	717,057	747,298
Security deposits	17,386	16,018
Other assets (net)	155,021	70,010
Intangible asset (net)	217,001	260,401
Goodwill	642,340	642,340
Total noncurrent assets	1,744,801	1,736,067

Total assets	$2,070,783	$2,006,078

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$341,460	$254,946
Accrued expenses	155,021	156,484
Accrued interest	119,902	121,080
NHL sponsorship liability	543,488	316,997
Registration rights liability	—	22,156
Amounts due to officers	227,077	624,307
Senior convertible notes, net of discount	—	372,498
Promissory notes payable	403,676	479,576
Convertible notes payable, net of discount	734,291	744,807
Current capital lease obligation	63,097	90,783
Total current liabilities	2,588,012	3,183,634

Noncurrent liabilities:
Senior convertible notes, net of discount	371,761	—
Convertible notes payable, net of discount	742,355	—
Capital lease obligation, net of discount	199,372	207,703
Warrant liabilities	222,017	310,960
Total noncurrent liabilities	1,535,505	518,663

Total liabilities	4,123,517	3,702,297
Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 600,000,000 shares authorized, 21,589,992 shares issued and outstanding (18,148,816 - 2015)	21,590	18,148
Additional paid-in capital	4,811,448	4,113,055
Accumulated deficit	(6,885,772)	(5,827,422)
Total stockholders’ deficiency	(2,052,734)	(1,696,219)

Total liabilities and stockholders’ deficiency	$2,070,783	$2,006,078

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$381,481	$224,463	$675,023	$349,212

Cost of revenue	178,874	134,721	322,490	215,269

Gross profit	202,607	89,742	352,533	133,943

Operating expenses:
Selling	318,820	221,057	620,844	374,756
General and administrative	361,967	284,016	635,544	586,826
Accretion and reversal of earn-out liability	—	(223,173)	—	(201,013)
	680,787	281,900	1,256,388	760,569

Operating loss	(478,180)	(192,158)	(903,855)	(626,626)
Other (income) expense, net
Gain on change in fair value of debt and warrant liabilities	(78,980)	(10,709)	(108,185)	(35,701)
Amortization of debt discount and deferred financing costs	109,076	63,157	136,007	114,953
Interest expense	60,981	76,467	117,646	122,806
Unrealized loss (gain) on foreign currency	612	820	9,027	(15,959)
	91,689	129,735	154,495	186,099

Net loss	$(569,869)	$(321,893)	$(1,058,350)	$(812,725)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.07)
Weighted average common shares outstanding - basic and diluted	18,198,816	13,790,225	18,198,541	12,246,112

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(1,058,350)	$(812,725)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	85,292	12,840
(Gain) loss on fair value of warrant liabilities	(108,185)	(30,301)
Common shares issued for lease obligation	—	21,146
Common shares and warrants issued for services	—	115,474
Depreciation	71,007	58,392
Amortization of intangible assets	43,400	43,400
Amortization of debt discount and deferred financing costs	40,167	114,953
Accretion and reversal of contingent consideration liability	—	(201,013)
Unrealized loss (gain) on foreign currency	9,027	(15,959)
Settlement of debt interest, fees and penalties with convertible notes	95,840	—
Convertible notes payable fair value adjustment	—	(5,400)
(Increase) decrease in assets:
Accounts receivable	(12,358)	(12,269)
Inventory	(15,639)	(36,499)
Prepaid expenses and other assets	30,107	10,546
Increase in liabilities:
Accounts payable and accrued expenses	311,538	216,134
Accrued interest	70,849	78,347
Amount due to officers	184,020	142,562
Net cash used by operating activities	(253,285)	(300,372)

Cash flows from investing activities:
Purchase of property and equipment	(40,766)	(7,115)
Net cash used by investing activities	(40,766)	(7,115)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	—	40,000
Proceeds from convertible notes, net of financing costs	—	299,700
Proceeds from promissory notes	503,300	25,000
Repayment of convertible note	—	(70,200)
Principal repayments of promissory notes	(49,800)	—
Deferred financing costs paid	(100,000)	—
Net cash provided by financing activities	353,500	294,500

Net increase (decrease) in cash	59,449	(12,987)

Cash - beginning of period	139,677	73,396

Cash - end of period	$199,126	$60,409

Cash paid for:
Interest	$44,000	$11,841

Non-cash investing and financing activities:
Debt discount related to warrant liability and beneficial conversion feature	$106,285	$7,127
Issuance of common stock to satisfy capital lease obligation	$—	$102,266
Issuance of common shares and warrants as debt financing cost	$7,000	$8,672
Conversion of senior convertible notes into common stock	$22,500	$5,000
Issuance of common shares to pay due to officers	$500,000	$—
Issuance of senior convertible note to settle interest, fees and penalties due	$108,804	$—
Issuance of convertible notes to settle principal, interest, fees and penalties	$761,597	$—
Equipment, inventory and coin financed with debt	$—	$65,750
Equipment acquired in exchange of warrant liability	$—	$50,100
Issuance of common shares to satisfy contingent consideration obligation	$—	$272,276
Issuance of common stock warrants to satisfy accrued expenses	$—	$60,000

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited)

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

Management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,058,350 during the six months ended June 30, 2016, has incurred accumulated losses totaling $6,885,772, and has a working capital deficit of $2,262,030 at June 30, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of June 30, 2016, there were approximately 53.1 million (43.2 million at June 30, 2015) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on June 30, 2016 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. Certain convertible notes payable are recorded at fair value at June 30, 2016. (See Note 2). The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 820 “Fair Value Measurement” establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Reclassifications - Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to current period presentation. These reclassifications had no effect on the results of operations or cash flows for the periods presented.

Accounting Pronouncements – FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The Company is evaluating the potential impact of this ASU on the consolidated financial statements.

In May 2014, the FASB issued new accounting guidance, ASU 2014-09 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect the updated standard will have on the consolidated financial statements and related disclosures.

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

NOTE 2. DEBT

Senior Convertible Notes

The Company entered into a Securities Purchase Agreement (“2013 SPA”) dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or “Cobrador”) pursuant to Cobrador providing an aggregate of $400,000 financing through senior convertible notes and warrants.

During the six months ended June 30, 2016, the terms of the convertible notes were extended until December 31, 2017. Pursuant to the extension the maturity of the convertibles notes are for more than one year as of June 30, 2016 and accordingly are reclassified as noncurrent liabilities. In connection with the extension, the Company extended the expiration dates of Series A Warrants by one year. The fair value of the Series A Warrants did not materially change due to the extension.

During the six months ended June 30, 2016, the Company issued 450,000 shares of common stock upon Cobrador converting a Senior Convertible Note in the face amount of $22,500.

On June 30, 2016, the Company entered into an agreement with Cobrador and issued an additional Senior Convertible Note in the face amount of $108,804 in settlement of accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties $72,734 and this amount was charged to operations as debt discount amortization during the six months ended June 30, 2016. The Senior Convertible Note are due on December 31, 2017 and can be convertible into shares of common stock at a conversion price $.05 per share. The Company determined that the Senior Convertible Note had beneficial conversion feature and allocated $87,043 as debt discount representing the beneficial conversion. The Company will amortize the debt the discount over the term of the note.

At June 30, 2016, total outstanding Senior Convertible Notes had a face value of $458,804 are presented net of debt discount of $87,043 resulting in a carrying value of $371,761. At December 31, 2015, the face and carrying values were $372,498 as the then debt discounts were completely amortized. Pursuant to 2013 SPA, there were an aggregate of 11.2 million Series A Warrants expiring at various dates between June 2017 and December 2018 and an aggregate of 12 million Series B Warrants expiring at various dates between June 2018 and November 2019.

Promissory Notes Payable

During the six months ended June 30, 2016, the Company issued nine unsecured promissory notes and borrowed an aggregate amount of $474,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein, and were due at various due dates in June 2016. On June 30, 2016 the Company issued new convertible promissory notes and repaid the promissory notes as further detailed in the Convertible Note Payable section.

In addition, during the six months ended June 30, 2016, the Company borrowed an aggregate of $29,300 pursuant to three unsecured promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $30,549 of borrowings during the six months ended June 30, 2016 and the balance outstanding on these notes at June 30, 2016 was $9,834 ($11,083 at December 31, 2015).

In January and October 2015, the Company entered into two separate 24 month equipment financing agreements with Perkin Industries, LLC (“the Lender”) for equipment in the aggregate amount of $137,750 with an annual interest rate of 15%. The Lender received an aggregate of 110,200 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $1,237. During the three months and six months ended June 30, 2016, the Company amortized debt discount of $147 and $293, respectively, and the carrying value of this financing is $137,604, net of $146 debt discount, at June 30, 2016. The fair value of the warrant liability related to Perkin equipment financing obligations was $1,829 as of June 30, 2016 ($2,920 December 31, 2015).

Convertible Note Payable

During the six months ended June 30, 2016, the Company repaid one convertible note payable in Canadian dollars that was acquired in connection with the U-Vend Canada merger on January 7, 2014 in the face amount of $19,250. The Company has another convertible 18% note in the principal carrying value of $77,420 as of June 30, 2016. During the three and six months ended June 30, 2016, the Company recorded an unrealized loss on foreign currency translation related to these notes and the related accrued interest of $612 and $9,027, respectively. During the three months ended June 30, 2015, the Company recorded an unrealized loss on foreign currency translation of $820 and, the Company recorded an unrealized gain on foreign currency translation of $15,959 during the six months ended June 30, 2015 related to these notes and the accrued interest.

During the year ended December 31, 2015, the Company issued eleven 9.5% subordinated convertible notes aggregating $441,000 pursuant to 2015 Stock Purchase Agreement (2015 SPA). In connection with these borrowings, the Company granted a total of 735,002 warrants with an exercise price of $0.40 per share and 5 year terms. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the three and six months ended June 30, 2016 the Company recorded $769 and $2,180, respective, as amortization of debt discount on the 2015 SPA subordinated convertible notes. As of June 30, 2016, outstanding 2015 SPA notes had a face value of $441,000 ($441,000 at December 31, 2015) and are presented net of debt discount of $129 ($2,309 at December 31, 2015) resulting in a carrying value of $440,871 ($438,691 at December 31, 2015).

On June 30, 2016, the Company issued five Convertible Notes in the aggregate face amount of $761,597 pursuant to 2016 Stock Purchase Agreement (2016 SPA). 2016 SPA Notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share. The Company satisfied its obligations for: previously issued Promissory Notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to an ex-officer of $81,250, and additional interest, expenses, fine and penalties of $23,110 through the issuance of 2016 SPA Notes. The Company charged additional interest, expenses, fine and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the six months ended June 30, 2016.

In connection with these borrowings, the Company granted a total of 2,239,990 warrants with an exercise price of $0.30 per share with a 5 year expiration. The Company allocated $19,242 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants.

As of June 30, 2016 five convertible notes payable with a face amount of $237,000 ($175,313 at December 31, 2015) are currently due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the note holders for an extension of the repayment date, however, as of August 8, 2016 no agreement has been reached. Additional interest payable, if any, on the notes as of June 30, 2016 was immaterial.

Other Assets - Deferred Financing Costs

Financing costs associated with the Senior Convertible Notes, certain of the Subordinated Convertible Notes payable and planned financing are included in deferred financing costs on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015. These costs are amortized over the term of the respective notes. The Company incurred approximately $107,000 of financing costs during the six months ended June 30, 2016, including $7,000 related to maturity extensions of a convertible note paid in shares of the Company’s common stock. Amortization of financing costs for the three and six months ended June 30, 2016 was $6,596 ($16,438 in 2015) and $25,993($34,632 in 2015), respectively. As of June 30, 2016, Other Assets balance includes $150,000 ($50,000 at December 31, 2015) financing costs incurred with respect to a planned financing that has not been completed.

NOTE 3. STOCKHOLDERS’ DEFICIENCY

During the six months ended June 30, 2016, the Company granted options to acquire 20,000 shares of its common shares pursuant to the Company’s Stock Option plan.

During the six months ended June 30, 2016, $85,292 ( $12,840 in 2015) was charged to operations as stock based compensation costs for the options and the restricted shares granted.

During the six months ended June 30, 2016, the Company issued 50,000 shares of common stock with a fair value of $7,000 to a note holder to extend the maturity date of the note.

During the six months ended June 30, 2016, the Company issued 450,000 shares upon conversion of $22,500 face amount of Senior Convertible Note. In addition, the Company issued 2,941,176 shares to settle $500,000 due to three of its officers.

At June 30, 2016 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2013 Series A warrants Senior convertible notes	5,200,000	$0.05	June 2017-December 2017
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 Issued with lease obligation	861,250	$0.12	October 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2018-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 Warrants for services	420,000	$0.35	August 2019-December 2019
2014 Warrants for services	96,000	$0.05	December 2016
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with 2014 SPA convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.18	May 2017
2015 Issued with 2014 SPA convertible debt	116,668	$0.35	January 2020-March 2020
2015 Issued with convertible financing obligation	110,200	$0.35	January 2018-October 2018
2015 Issued for services	407,067	$0.40	April 2020-November 2020
2015 Issued with 2015 SPA convertible debt	735,002	$0.40	April 2020- September 2020
2015 Warrants issued for equipment	200,000	$0.35	January 2020
2016 Warrants issued with 2016 SPA convertible debt	2,239,990	$0.30	June 2021
2015 Warrants issued with sale of common shares	779,413	$0.30	December 2017
	32,265,042

During the six months ended June 30, 2016, 1,286,482 warrants expired unexercised.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and the year ended December 31, 2015.

	June 30, 2016	December 31, 2015
Balance at beginning of period	$310,960	$309,993
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	19,242	38,282
Reclassification of warrant liability as additional paid in capital upon exercise of warrants	—	(3,534)
Equipment purchased with warrants classified as derivative liabilities due to “down round” provision	—	50,100
Unrealized gain on fair value adjustment	(108,185)	(83,881)
	$222,017	$310,960

The fair value of warrants outstanding at June 30, 2016 and December 31, 2015 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 5. COMMITMENTS

In June, 2016 the Company entered into a license agreement beginning January 1, 2016 through December 31, 2018 with Major League Baseball Properties, Inc. (“MLB” “Licensor”)for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $575,000 during 2018. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid shall offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company has paid $25,000 at the inception of the agreement and has charged to operations $21,429 of guaranteed payments related to six months ended June 30, 2016

NOTE 6. SUBSEQUENT EVENTS

In July 2016, the Company entered into a services agreement with a consultant and issued a total of 200,000 shares of restrictive common stock for services to be rendered.

In July 2016, the Company entered into a services agreement with a consultant and issued a total of 1,250,000 five-year cash basis warrants with an exercise price of $0.17 for services to be rendered.

In August 2016, the Company issued 50,000 shares of common stock to a consultant for sales and marketing services to be rendered under a November 2015 consulting agreement.

In August 2016, the Company entered into an agreement with Automated Retail Leasing Partners, L.P. (“ARLP”), one of its existing equipment leasing companies, to amend the expiration date associated with certain equipment leases. The amendment calls for the extension of the expiration dates of the ARLP leases to December 31, 2017. In consideration for the extension of the expiration dates, the Company issued to ARLP a three-year warrant to purchase Company’s common stock in the amount of 150,000 shares with an exercise price of $0.30 per share. The warrant contains an anti-dilution adjustment clause.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six months ended June 30, 2016 and June 30, 2015

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

In June 2016, the Company entered into a license agreement beginning January 1, 2016 through December 31, 2018 with Major League Baseball Properties, Inc. (“MLB”, “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of an ice cream novelty product to be sold within the U.S., the District of Columbia and U.S. territories.

Management’s plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,058,350 during the six months ended June 30, 2016, has accumulated losses totaling $6,885,772, and has a working capital deficit of $2,262,030 at June 30, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations: For the Three and Six Months Ended June 30, 2016 and June 30, 2015

Revenues:

For the three months ended June 30, 2016 the Company’s revenues increased by $157,018 or 70.0% to $381,481 compared to revenues of $224,463 during the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company’s revenues increased by $325,811 or 93.3% to $675,023 during the comparable period in 2015. The increases in revenues were due to additional electronic kiosks installed and operational during 2016. As of June 30, 2016, the Company had 131 electronic kiosks installed and operational in Greater Chicago, Illinois, southern California and Las Vegas, Nevada compared to 118 at June 30, 2015. A substantial number of kiosks were installed in the first quarter of 2015 and the benefit of a full operational of these kiosks was realized in 2016.

Cost of Revenues:

For the three months ended June 30, 2016, the Company’s cost of revenues increased by $44,153 or 32.8% to $178,874 compared to cost of revenues of $134,721 during the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company’s cost of revenues increased by $107,221 or 49.8% to $322,490 compared to cost of revenues of $215,269 during the comparable period in 2015. The increase in cost of revenues in 2016 was due to higher revenues generated by the Company in 2016 compared to 2015. The Company’s cost of revenues as a percentage of revenues during the three and six months ended June 30, 2016 were 46.9% and 47.8%, respectively, compared to 60.0% and 61.6, respectively, in 2015.

Selling Expenses:

Selling expenses for three months and six months ended June 30, 2016 increased by $97,763 and $246,088 compared to the comparable period in 2015. Selling expenses increased, in part, due to increased revenues attained by the Company during 2016 resulting in increases in selling expenses such as commissions paid to host locations where the Company’s kiosks are based. In addition, during the six months ended June 30, 2016, the Company accrued or expensed $247,920 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and MLB compared to $140,576 during the comparable period in 2015.

General and Administrative Expenses:

General and Administrative expenses for the three months and six months ended June 30, 2016 increased by $77,591 and $48,718, respectively, compared to the comparable period in 2015. Increased levels of operations and revenues in 2016 resulted in increases in support costs including compensation, revenue based incentives and travel expenses. However the increases were offset by decreases in professional fees and merger related expenses compared to costs incurred in 2015.

Reversal of earn-out liability:

The Company had estimated the earn-out liability pursuant to its merger agreement U-Vend Canada. The Company paid part of the liability through issuance of 2,261,425 common shares. During the six months ended June 30, 2015, the Company determined that it is unlikely that there will be additional earn-out payments since the revenue targets stipulated for the earn-out will not be achieved. Accordingly, the Company reversed the liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in the accompanying condensed consolidated Statement of Operations during the six months ended June 30, 2015.

Change in fair value of debt and warrant liabilities:

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date with any change in fair value reported in the condensed consolidated statement of operations. During the three and six months ended June 30, 2016, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $78,980 and $108,185, respectively. During the three and six months ended June 30, 2015 the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $10,709 and $35,701, respectively.

Amortization of debt discount and deferred financing costs:

Amortization of debt discount and deferred financing costs increased by $45,919 from $63,157 during the three months ended June 30, 2015 to $109,076 during the three months ended June 30, 2016. For six months ended June 30, 2016, amortization of debt discount and deferred financing costs increased by $21,054 compared to comparable period in 2015. The increase in debt discount and deferred financing costs were due to additional interest, expenses, fine and penalties of $95,844 arising from Senior Convertible Notes and 2016 SPA notes issuance charged as debt discount and deferred financing costs in 2016. Since a significant part of the debt discount and deferred financing related to the senior convertible notes that were fully amortized in 2015 and 2014, these expenses decreased in 2016.

Interest expense:

Interest expense for the three months and six months ended June 30, 2016 decreased by $15,486 and $5,160, respectively over the comparable period in 2015. The decreases were due to reduction of certain debt balances with higher interest rate.

Unrealized (gain) loss on foreign currency:

The Company had two convertible notes payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. During the three months and six months ended June 30, 2016, the Company recorded an unrealized loss on foreign currency related to these notes and the related accrued interest of $612 and $9,027, respectively. During the three months ended June 30, 2015, the Company recorded an unrealized loss on foreign currency translation of $820 and, the Company recorded an unrealized gain on foreign currency translation of $15,959 during the six months ended June 30, 2015 related to these notes and the accrued interest.

Net Loss:

As a result of the foregoing, the net loss for the three months ended June 30, 2016 was $569,869 compared to a net loss of $321,893 during the three months ended June 30, 2015. For the six months ended June 30, 2016, the net loss was $1,058,350 compared to a net loss of $812,725 in 2015.

Liquidity and Capital Resources

At June 30, 2016, the Company had a working capital deficiency of approximately $2,262,000 compared to working capital deficiency of approximately $2,914,000 at December 31, 2015. The decrease in the working capital deficiency is primarily due to the refinancing short term debt with long term debt pursuant to Senior Convertible Notes and 2016 SPA Notes issuance but the decrease was offset by Company’s operating losses during the six months June 30, 2016. During the six months ended June 30, 2016, the Company’s operating activities used cash of approximately $253,000 compared to approximately $300,000 used during the six months ended June 30, 2015.

During the six months ended June 30, 2016, the Company’s operations, after adjusting for non-cash items, used approximately $823,000 of cash. Changes in working capital items provided approximately $570,000 of cash during the six months months ended June 30, 2016. During the six months ended June 30, 2015, the Company’s operations, after adjustment for non-cash items, used approximately $699,000 of cash and working capital items provided approximately $399,000 of cash.

During the six months ended June 30, 2016, the Company issued nine promissory notes and borrowed an aggregate amount of $474,000. The promissory notes bear interest at 10% per annum and were due at various due dates in June 2016. These promissory notes were settled through issuance of 2016 SPA notes on June 30, 2016. In addition, during the six months ended June 30, 2016, the Company borrowed an aggregate of $29,300 pursuant to three promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $30,549 of borrowings during the six months ended June 30, 2016 and the balance outstanding on these notes at June 30, 2016 was $9,834.

During the six months ended June 30, 2016, the Company issued 450,000 shares of common stock upon Cobrador converting Senior Convertible Note in the face amount of $22,500.

On June 30, 2016, the Company entered into an agreement with Cobrador and issued an additional Senior Convertible Note in the face amount of $108,804 in settlement of accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties $72,734 and this amount was charged to operations as debt discount amortization during the six months ended June 30, 2016. The Senior Convertible Note are due on December 31, 2017 and can be convertible into shares of common stock at a conversion price $.05 per share. The Company determined that the Senior Convertible Note had beneficial conversion and allocated $87,043 as debt discount representing the beneficial conversion. The Company will amortize the debt the discount over the term of the note.

During the six months ended June 30, 2016, the Company repaid one convertible note payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014 in the face amount of $19,250.

On June 30, 2016, the Company issued five Convertible Notes in the aggregate face amount of $761,597 pursuant to 2016 Stock Purchase Agreement (2016 SPA). 2016 SPA Notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share. The Company satisfied its obligations for: previously issued Promissory Notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to an ex officer of $81,250, and additional interest, expenses, fine and penalties of $23,110 through the issuance of 2016 SPA Notes.

As of June 30, 2016, aggregate principal amounts of approximately $237,000 are due for repayment pursuant to the terms of the related notes. The Company is in discussion with the note holders for an extension of the repayment date, however, as of August 2, 2016 no agreement has been reached. There is no assurance that an acceptable extension agreement will be reached.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,058,350 during the six months ended June 30, 2016, has accumulated losses totaling $6,885,772, and has a working capital deficit of $2,262,030 at June 30, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The estimated fair value of the convertible notes is determined based on the trading price on June 30, 2016, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 “Fair Value Measurement” establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2016,

The Company issued 450,000 shares of its common stock upon conversion of $22,500 face amount of Senior Convertible Note.

The Company issued 2,941,176 shares of its common stock to settle $500,000 of debt due to three of its officers.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

ITEM 6 – EXHIBITS

10.47	Agreement to Amend ARLP Leases

10.48	ARLP Warrant Agreement

31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)

32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

U-VEND, INC.

August 15, 2016	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

