Form 10-Q
period 2016-09-30
U-Vend, Inc.
filed 2016-11-14
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 23,059,992, as of November 1, 2016.

U-VEND, INC.

U-VEND, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$55,749	$139,677
Accounts receivable	16,745	3,807
Inventory (net)	103,627	46,979
Prepaid expenses and other assets	66,558	79,548
Total current assets	242,679	270,011

Noncurrent assets:
Property and equipment (net)	739,037	747,298
Security deposits	17,386	16,018
Other assets (net)	—	70,010
Intangible asset (net)	195,301	260,401
Goodwill	642,340	642,340
Total noncurrent assets	1,594,064	1,736,067

Total assets	$1,836,743	$2,006,078

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$400,682	$254,946
Accrued expenses	156,444	156,484
Accrued interest	166,625	121,080
NHL and MLB sponsorship liability	767,840	316,997
Registration rights liability	—	22,156
Amounts due to officers	319,146	624,307
Senior convertible notes, net of discount	—	372,498
Promissory notes payable	448,035	479,576
Convertible notes payable, net of discount	733,235	744,807
Current capital lease obligation	132,790	90,783
Total current liabilities	3,124,797	3,183,634

Noncurrent liabilities:
Senior convertible notes, net of discount	346,268	—
Convertible notes payable, net of discount	858,015	—
Capital lease obligation, net of discount	130,506	207,703
Warrant liabilities	213,409	310,960
Total noncurrent liabilities	1,548,198	518,663

Total liabilities	4,672,995	3,702,297
Commitments and contingencies (Note 5)

Stockholders’ deficiency:
Common stock, $.001 par value, 600,000,000 shares authorized, 22,759,992 shares issued and outstanding (18,148,816 - 2015)	22,757	18,148
Additional paid-in capital	4,980,277	4,113,055
Accumulated deficit	(7,839,286)	(5,827,422)
Total stockholders’ deficiency	(2,836,252)	(1,696,219)

Total liabilities and stockholders’ deficiency	$1,836,743	$2,006,078

The accompanying notes are an integral part of the consolidated financial statements.

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$414,842	$275,266	$1,089,865	$624,478

Cost of revenue	205,404	187,699	527,894	402,968

Gross profit	209,438	87,567	561,971	221,510

Operating expenses:
Selling	433,005	248,565	1,053,849	623,321
General and administrative	499,459	441,515	1,135,003	1,028,341
Accretion and reversal of earn-out liability	—	—	—	(201,013)
	932,464	690,080	2,188,852	1,450,649

Operating loss	(723,026)	(602,513)	(1,626,881)	(1,229,139)
Other (income) expense, net
Gain on change in fair value of debt and warrant liabilities	(11,486)	(32,042)	(119,671)	(67,743)
Amortization of debt discount and deferred financing costs	170,161	(333)	306,168	114,620
Interest expense	73,589	57,503	191,235	180,309
Unrealized loss (gain) on foreign currency	(1,776)	(8,602)	7,251	(24,561)
	230,488	16,526	384,983	202,625

Net loss	$(953,514)	$(619,039)	$(2,011,864)	$(1,431,764)

Net loss per share- basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.11)
Weighted average common shares outstanding - basic and diluted	22,075,706	15,213,660	19,503,535	13,246,165

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(2,011,864)	$(1,431,764)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	125,294	112,431
(Gain) loss on fair value of warrant liabilities	(119,671)	(62,343)
Common shares issued for lease obligation	—	28,187
Common shares and warrants issued for services	89,994	195,473
Depreciation	108,652	90,058
Amortization of intangible assets	65,100	65,100
Amortization of debt discount and deferred financing costs	210,329	114,620
Accretion and reversal of contingent consideration liability	—	(201,013)
Unrealized loss (gain) on foreign currency	7,251	(24,561)
Settlement of debt interest, fees and penalties with convertible notes	95,834
Convertible notes payable fair value adjustment	—	(5,400)
(Increase) decrease in assets:
Accounts receivable	(12,938)	(7,793)
Inventory	(56,648)	(14,407)
Prepaid expenses and other assets	11,622	12,092
Increase in liabilities:
Accounts payable and accrued expenses	596,537	373,259
Accrued interest	118,166	113,693
Amount due to officers	276,089	208,314
Net cash used by operating activities	(496,253)	(434,054)

Cash flows from investing activities:
Purchase of property and equipment	(100,391)	(7,115)
Net cash used by investing activities	(100,391)	(7,115)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	—	55,000
Proceeds from convertible notes, net of financing costs	115,000	423,900
Proceeds from promissory notes	562,800	48,838
Repayment of convertible note		(70,200)
Principal repayments of promissory notes	(65,084)	—
Deferred financing costs paid	(100,000)	—
Net cash provided by financing activities	512,716	457,538

Net increase (decrease) in cash	(83,928)	16,369

Cash - beginning of period	139,677	73,396

Cash - end of period	$55,749	$89,765

Cash paid for:
Interest	$69,000	$23,000
Income taxes	$1,000	$2,000

Non-cash investing and financing activities:
Debt discount related to warrant liability and beneficial conversion feature	$108,363	$9,696
Issuance of common stock to satisfy capital lease obligation	$—	$136,334
Issuance of common shares and warrants as debt financing cost	$7,000	$26,195
Conversion of senior convertible notes into common stock	$62,500	$5,000
Issuance of common shares to pay due to officers	$500,000	$—
Issuance of senior convertible note to settle interest, fees and penalties due	$108,804	$—
Issuance of convertible notes to settle principal, interest, fees and penalties	$761,597	$—
Equipment, inventory and coin financed with debt	$—	$65,750
Equipment acquired in exchange of warrant liability	$—	$50,100
Issuance of common shares to satisfy contingent consideration obligation	$—	$272,276
Issuance of common stock warrants to satisfy accrued expenses	$—	$60,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

U-VEND, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016 (Unaudited)

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

Management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,011,864 during the nine months ended September 30, 2016, has incurred accumulated losses totaling $7,839,286, and has a working capital deficit of $2,882,118 at September 30, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of September 30, 2016, there were approximately 54.7 million (44.9 million at September 30, 2015) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on September 30, 2016 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. Certain convertible notes payable are recorded at fair value at September 30, 2016. (See Note 2). The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Accounting Pronouncements - FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The Company is evaluating the potential impact of this ASU on the consolidated financial statements.

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

During the nine months ended September 30, 2016, the terms of the convertible notes were extended until December 31, 2017. Pursuant to the extension the maturity of the convertibles notes are for more than one year as of September 30, 2016 and accordingly are reclassified as noncurrent liabilities. In connection with the extension, the Company extended the expiration dates of Series A Warrants by one year. The fair value of the Series A Warrants did not materially change due to the extension.

During the nine months ended September 30, 2016, the Company issued 1,250,000 shares of common stock upon Cobrador converting three Senior Convertible Notes in the face amount of $62,500. As of September 30, 2016, the Senior Convertible had an aggregate face and carrying value of $310,000 ($372,500 at December 31, 2015).

On June 30, 2016, the Company entered into an agreement with Cobrador and issued an additional Senior Convertible Note in the face amount of $108,804 in settlement of accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties $72,734 and this amount was charged to operations as debt discount amortization during the nine months ended September 30, 2016. The Senior Convertible Note is due on December 31, 2017 and can be convertible into shares of common stock at a conversion price $.05 per share. The Company determined that the Senior Convertible Note had beneficial conversion feature and allocated $87,043 as debt discount representing the beneficial conversion. The Company will amortize the debt the discount over the term of the note.

During the three and nine months ended September 30, 2016, the Company amortized debt discount of $14,507 related to the Senior Convertible Note issued in June 2016. As of September 30, 2016, the Senior Convertible Note issued in June 2016, had a carrying value of $36,268 net of discount of $72,536.

Pursuant to 2013 SPA, there were an aggregate of 11.2 million Series A Warrants expiring at various dates between June 2017 and December 2018 and an aggregate of 12 million Series B Warrants expiring at various dates between June 2018 and November 2019.

Promissory Notes Payable

During the nine months ended September 30, 2016, the Company issued nine unsecured promissory notes and borrowed an aggregate amount of $474,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein, and were due at various due dates in June 2016. On June 30, 2016 the Company issued new convertible promissory notes and repaid the promissory notes as further detailed in the Convertible Note Payable section.

In addition, during the nine months ended September 30, 2016, the Company borrowed an aggregate of $58,800 pursuant to five unsecured promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $45,833 of borrowings during the nine months ended September 30, 2016 and the balance outstanding on these notes at September 30, 2016 was $24,050 ($11,083 at December 31, 2015). The Company also borrowed $30,000 pursuant to a demand promissory note that bears interest at 10% during the nine months ended September 30, 2016.

In January and October 2015, the Company entered into two separate 24 month equipment financing agreements with Perkin Industries, LLC (“the Lender”) for equipment in the aggregate amount of $137,750 with an annual interest rate of 15%. The Lender received an aggregate of 110,200 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $1,237. During the three and nine months ended September 30, 2016, the Company amortized debt discount of $146 and $439, respectively, and the carrying value of this financing is $137,750 at September 30, 2016. The fair value of the warrant liability related to Perkin equipment financing obligations was $1,711 as of September 30, 2016 ($2,920 December 31, 2015).

Convertible Note Payable

During the nine months ended September 30, 2016, the Company repaid one convertible note payable in Canadian dollars that was acquired in connection with the U-Vend Canada merger on January 7, 2014 in the face amount of $19,250. The Company has another convertible 18% note in the principal carrying value of $76,237 as of September 30, 2016. During the three and nine months ended September 30, 2016, the Company recorded an unrealized (loss)/ gain on foreign currency translation related to these notes and the related accrued interest of $1,776 and $(7,251), respectively. The Company recorded an unrealized gain on foreign currency translation of $8,602 and an unrealized gain on foreign currency translation of $24,561 during the three and nine months ended September 30, 2015, respectively, related to these notes and the accrued interest.

During the year ended December 31, 2015, the Company issued eleven 9.5% subordinated convertible notes aggregating $441,000 pursuant to 2015 Stock Purchase Agreement (2015 SPA). In connection with these borrowings, the Company granted a total of 735,002 warrants with an exercise price of $0.40 per share and 5 year terms. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the three and nine months ended September 30, 2016 the Company recorded $129 and $2,309, respective, as amortization of debt discount on the 2015 SPA subordinated convertible notes. As of September 30, 2016, outstanding 2015 SPA notes had a face value of $441,000 ($441,000 at December 31, 2015). The debt discount of $2,309 at December 31, 2015 is fully amortized, resulting in a carrying value of $441,000 ($438,691 at December 31, 2015).

On June 30, 2016, the Company issued five Convertible Notes in the aggregate face amount of $761,597 pursuant to 2016 Stock Purchase Agreement (2016 SPA). 2016 SPA Notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share. The Company satisfied its obligations for: previously issued Promissory Notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to an ex-officer of $81,250, and additional interest, expenses, fine and penalties of $23,110 through the issuance of 2016 SPA Notes. The Company charged additional interest, expenses, fine and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the nine months ended September 30, 2016.

In connection with these borrowings, the Company granted a total of 2,239,990 warrants with an exercise price of $0.30 per share with a five year expiration. The Company allocated $19,242 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants.

During the three and nine months ended September 30, 2016, the Company amortized $2,405 of debt discount related to 2016 SPA. As of September 30, 2016, outstanding 2016 SPA had a face value of $761,957 and debt discount of $16,837 resulting in carrying value of $744,760.

During the three months ended September 30, 2016, the Company issued four Convertible Notes (Cobrador 2016 Convertible Notes) in the face amount of $115,000. The notes are due in due 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share. In connection with these borrowings, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share with a five year expiration. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the three and nine months ended September 30, 2016, the Company amortized $249 of debt discount resulting in un amortized debt discount of $1,745 and carrying vale of $113,255 at September 30, 2016.

As of September 30, 2016, five convertible notes payable with a face amount of $237,000 ($175,313 at December 31, 2015) are currently due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the note holders for an extension of the repayment date, however, as of November 4, 2016 no agreement has been reached. Additional interest payable, if any, on the notes as of September 30, 2016 was immaterial.

Other Assets - Deferred Financing Costs

Financing costs associated with the Senior Convertible Notes, certain of the Subordinated Convertible Notes payable and planned financing are included in deferred financing costs on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. These costs are amortized over the term of the respective notes. The Company incurred approximately $107,000 of financing costs during the nine months ended September 30, 2016, including $7,000 related to maturity extensions of a convertible note paid in shares of the Company’s common stock and $100,000 for a proposed financing. Amortization of financing costs for the three and nine months ended September 30, 2016 was $1,017 ($32,315 in 2015) and $27,010 ($80,436 in 2015), respectively. In addition, during the three months ended September 30, 2016 the Company charged to operations as amortization of deferred financing costs $150,000 incurred for a proposed financing as the Company determined that it is unlikely that the proposed financing will be completed.

NOTE 3. STOCKHOLDERS’ DEFICIENCY

During the nine months ended September 30, 2016, the Company granted options to acquire 20,000 shares of its common shares pursuant to the Company’s Stock Option plan.

During the nine months ended September 30, 2016, $125,294 ($112,431 in 2015) was charged to operations as stock based compensation costs for the options and the restricted shares granted.

During the nine months ended September 30, 2016, the Company issued 50,000 shares of common stock with a fair value of $7,000 to a note holder to extend the maturity date of the note.

During the nine months ended September 30, 2016, the Company issued 1,250,000 shares upon conversion of $62,500 face amount of Senior Convertible Note. In addition, the Company issued 2,941,176 shares to settle $500,000 due to three of its officers.

During the nine months ended September 30, 2016, the Company issued 370,000 shares of common stock with a fair value of $45,600 and warrants with a fair value of $44,394 to consultants for services rendered.

At September 30, 2016 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$60.00	March 2018
2013 Series A warrants Senior convertible notes	5,200,000	$0.05	June 2017-December 2017
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2013 Issued with lease obligation	861,250	$0.12	October 2016
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2018-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 Warrants for services	420,000	$0.35	August 2019-December 2019
2014 Warrants for services	96,000	$0.05	December 2016
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	729,166	$0.24	November 2016-July 2017
2014 Issued with 2014 SPA convertible debt	243,334	$0.35	August 2019-December 2019
2014 Issued with equipment financing obligation	200,000	$0.35	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.18	May 2017
2015 Issued with 2014 SPA convertible debt	116,668	$0.35	January 2020-March 2020
2015 Issued with convertible financing obligation	110,200	$0.35	January 2018-October 2018
2015 Issued with 2015 SPA convertible debt	735,002	$0.40	February 2020- September 2020
2015 Issued for services	407,067	$0.40	April 2020-November 2020
2015 Warrants issued for equipment	200,000	$0.35	December 2017
2016 Warrants issued with 2016 SPA convertible debt	2,239,990	$0.30	June 2021
2015 Warrants issued with sale of common shares	779,413	$0.30	December 2017
2016 Warrants issued for consulting services	1,250,000	$0.17	June 2021
2016 Warrants issued for lease extension	150,000	$0.30	August 2019
2016 Warrants with Convertible notes	338,236	$0.30	August 2021-September 2021
	34,003,278

During the nine months ended September 30, 2016, 1,286,482 warrants expired unexercised.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS OPEN

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and the year ended December 31, 2015.

	September 30, 2016	December 31, 2015
Balance at beginning of period	$310,960	$309,993
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	22,120	38,282
Reclassification of warrant liability as additional paid in capital upon exercise of warrants	—	(3,534)
Equipment purchased with warrants classified as derivative liabilities due to “down round” provision	—	50,100
Unrealized gain on fair value adjustment	(119,671)	(83,881)
	$213,409	$310,960

The fair value of warrants outstanding at September 30, 2016 and December 31, 2015 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 5. COMMITMENTS

In June, 2016 the Company entered into a license agreement beginning January 1, 2016 through December 31, 2018 with Major League Baseball Properties, Inc. (“MLB” “Licensor”)for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $575,000 during 2018. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid shall offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company has paid $25,000 at the inception of the agreement and has accrued $60,714 at September 30, 2016 and charged to operations $85,714 of guaranteed payments related to nine months ended September 30, 2016.

NOTE 6. CAPITAL LEASE OBLIGATIONS

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

In August 2016, the Company and the lessor agreed to extend the term of the lease until December 31, 2017. As a consideration of the extension, the Company issued warrants to acquire 150,000 shares of common stock. The warrants have an exercise price of $0.30 per share, a term of three years, and recorded as a debt discount and derivative warrant liability due to the “down round provision” in the amount of $884.

The following schedule provides minimum future rental payments required as of September 30, 2016, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2016	58,772
2017	136,355
Total minimum lease payments	195,128
Guaranteed residual value	120,688
315,796
Less: Amount represented interest	(43,946)
Present value of minimum lease payments and guaranteed residual value	271,850
Less: Current portion of capital lease obligations	(132,790)
Long term capital lease obligations and guaranteed residual value	139,060
Less: Unamortized debt discount on capital leases	(8,554)
Long term capital lease obligations and guaranteed residual value, net	$130,506

NOTE 7. SUBSEQUENT EVENTS

In October 2016, the Company entered into a four-month joint marketing agreement with a firm and issued a total of 300,000 shares of restrictive common stock, and 200,000 three-year cashless warrants with an exercise price of $0.07 for services to be rendered.

In October 2016, the Company and Perkin Industries, LLC entered into an agreement to extend the termination date of lease agreement 1,dated October 21, 2014, and lease agreement 2, dated January 8, 2015. The new termination date of lease 1 is October 17, 2017 and the new termination date for lease 2 is January 5, 2018. In consideration of this extension, the Company issued to Perkin Industries, LLC 200,000 five-year warrants with an exercise price of $0.07 per share.

In November 2016, the Company issued a convertible note under the Company’s 2016 Securities Purchase Agreement for $150,000 with an interest rate of 9.5% and two year term. The note is convertible into 3,000,000 shares of common stock at $0.05 per share. The Company issued 3,000,000 warrants with an exercise price of $0.07 per share and five year term in connection with this debt.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2016 and September 30, 2015

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

Management’s plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,011,864 during the nine months ended September 30, 2016, has accumulated losses totaling $7,839,286, and has a working capital deficit of $2,882,118 at September 30, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations: For the Three and Nine Months Ended September 30, 2016 and September 30, 2015

Revenues:

For the three months ended September 30, 2016 the Company’s revenues increased by $139,576 or 50.7% to $414,842 compared to revenues of $275,266 during the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company’s revenues increased by $465,387 or 74.5% to $1,089,865 during the comparable period in 2015. The increases in revenues were due to additional electronic kiosks installed and operational during 2016. As of September 30, 2016, the Company had 140 electronic kiosks installed and operational in Greater Chicago, Illinois, southern California and Las Vegas, Nevada compared to 118 at September 30, 2015. A substantial number of kiosks were installed in the first quarter of 2015 and the benefit of a full operational of these kiosks was realized in 2016.

Cost of Revenues:

For the three months ended September 30, 2016, the Company’s cost of revenues increased by $17,705 or 9.4% to $205,404 compared to cost of revenues of $187,699 during the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company’s cost of revenues increased by $124,926 or 31.0% to $527,894 compared to cost of revenues of $402,968 during the comparable period in 2015. The increase in cost of revenues in 2016 was due to higher revenues generated by the Company in 2016 compared to 2015. The Company’s cost of revenues as a percentage of revenues during the three and nine months ended September 30, 2016 were 49.5% and 48.4%, respectively, compared to 68.2% and 64.5%, respectively, in 2015.

Selling Expenses:

Selling expenses for three months and nine months ended September 30, 2016 increased by $184,440 and $430,528 compared to the comparable period in 2015. Selling expenses increased, in part, due to increased revenues attained by the Company during 2016 resulting in increases in selling expenses such as commissions paid to host locations where the Company’s kiosks are based. In addition, during the nine months ended September 30, 2016, the Company accrued or expensed $475,843 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and MLB compared to $230,004 during the comparable period in 2015.

General and Administrative Expenses:

General and Administrative expenses for the three months and nine months ended September 30, 2016 increased by $57,944 and $106,662, respectively, compared to the comparable period in 2015. Increased levels of operations and revenues in 2016 resulted in increases in support costs including compensation, revenue based incentives and travel expenses. However the increases were offset by decreases in professional fees and merger related expenses compared to costs incurred in 2015.

Reversal of earn-out liability:

The Company had estimated the earn-out liability pursuant to its merger agreement U-Vend Canada. The Company paid part of the liability through issuance of 2,261,425 common shares. During the nine months ended September 30, 2015, the Company determined that it is unlikely that there will be additional earn-out payments since the revenue targets stipulated for the earn-out will not be achieved. Accordingly, the Company reversed the liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in the accompanying condensed consolidated Statement of Operations during the nine months ended September 30, 2015.

Change in fair value of debt and warrant liabilities:

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date with any change in fair value reported in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2016, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $11,486 and $119,671, respectively. During the three and nine months ended September 30, 2015 the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $32,042 and $67,743, respectively.

Amortization of debt discount and deferred financing costs:

Amortization of debt discount and deferred financing costs increased by $170,494 from ($333) during the three months ended September 30, 2015 to $170,161 during the three months ended September 30, 2016. For nine months ended September 30, 2016, amortization of debt discount and deferred financing costs increased by $191,548 compared to comparable period in 2015. The increase in debt discount and deferred financing costs were due to additional interest, expenses, fine and penalties of $95,844 arising from Senior Convertible Notes and 2016 SPA notes issuance charged as debt discount and deferred financing costs in 2016. In addition, during the three and nine months ended September 30, 2016, Company charged to operations as amortization of deferred financing costs $150,00 incurred for a proposed financing as the Company determined that it is unlikely that the proposed financing will be completed.

Interest expense:

Interest expense for the three months and nine months ended September 30, 2016 increased by $16,086 and $10,926, respectively over the comparable period in 2015. The increases were due to higher levels of borrowings the Company had in 2016.

Unrealized (gain) loss on foreign currency:

The Company had two convertible notes payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. During the three months ended September 30, 2016, the Company recorded an unrealized gain on foreign currency related to these notes and the related accrued interest of $1,776. For the the nine months ended September 30, 2016, the Company recorded a unrealized loss of $7,251. During the three and nine months ended September 30, 2015, the Company recorded an unrealized gain on foreign currency translation of $8,602 and, the Company recorded an unrealized gain on foreign currency translation of $24,561, respectively, related to these notes and the accrued interest.

Net Loss:

As a result of the foregoing, the net loss for the three months ended September 30, 2016 was $953,514 compared to a net loss of $619,039 during the three months ended September 30, 2015. For the nine months ended September 30, 2016, the net loss was $2,011,864 compared to a net loss of $1,431,764 in 2015.

Liquidity and Capital Resources

At September 30, 2016, the Company had a working capital deficiency of $2,882,118 compared to working capital deficiency of approximately $2,914,000 at December 31, 2015. The decrease in the working capital deficiency is primarily due to the refinancing short term debt with long term debt pursuant to Senior Convertible Notes and 2016 SPA Notes issuance but the decrease was offset by Company’s operating losses during the nine months September 30, 2016. During the nine months ended September 30, 2016, the Company’s operating activities used cash of approximately $496,000 compared to approximately $434,000 used during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company’s operations, after adjusting for non-cash items, used approximately $1,429,000 of cash. Changes in working capital items provided approximately $933,000 of cash during the nine months months ended September 30, 2016. During the nine months ended September 30, 2015, the Company’s operations, after adjustment for non-cash items, used approximately $1,119,000 of cash and working capital items provided approximately $685,000 of cash.

During the nine months ended September 30, 2016, the Company issued nine promissory notes and borrowed an aggregate amount of $474,000. The promissory notes bear interest at 10% per annum and were due at various due dates in June 2016. These promissory notes were settled through issuance of 2016 SPA notes on June 30, 2016. In addition, during the nine months ended September 30, 2016, the Company borrowed an aggregate of $58,800 pursuant to five promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $45,833 of borrowings during the nine months ended September 30, 2016 and the balance outstanding on these notes at September 30, 2016 was $24,050.

During the nine months ended September 30, 2016, the Company issued 1,250,000 shares of common stock upon Cobrador converting Senior Convertible Note in the face amount of $62,500.

On June 30, 2016, the Company entered into an agreement with Cobrador and issued an additional Senior Convertible Note in the face amount of $108,804 in settlement of accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties $72,734 and this amount was charged to operations as debt discount amortization during the nine months ended September 30, 2016. The Senior Convertible Note is due on December 31, 2017 and can be convertible into shares of common stock at a conversion price $.05 per share. The Company determined that the Senior Convertible Note had beneficial conversion and allocated $87,043 as debt discount representing the beneficial conversion. The Company will amortize the debt the discount over the term of the note.

During the nine months ended September 30, 2016, the Company repaid one convertible note payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014 in the face amount of $19,250.

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

During the nine months ended September 30, 2016, the Company issued four Convertible Notes (Cobrador 2016 Convertible Notes) in the face amount of $115,000. The notes are due in due 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share. The Company also borrowed $30,000 pursuant to a demand promissory note that bears interest at 10% during the nine months ended September 30, 2016.

As of September 30, 2016, aggregate principal amounts of approximately $237,000 are due for repayment pursuant to the terms of the related notes. The Company is in discussion with the note holders for an extension of the repayment date. However, as of November 4, 2016 no agreement has been reached. There is no assurance that an acceptable extension agreement will be reached.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,011,864 during the nine months ended September 30, 2016, has accumulated losses totaling $7,839,286, and has a working capital deficit of $2,882,118 at September 30, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2015 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The estimated fair value of the convertible notes is determined based on the trading price on September 30, 2016, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016,

The Company issued 800,000 shares of its common stock upon conversion of $40,000 face amount of Senior Convertible Note.

The Company issued 370,000 common shares in connection with three consulting agreements.

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

U-VEND, INC.

November 14, 2016	By:	/s/ Raymond Meyers
Raymond Meyers Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)