Form 10-K
period 2016-12-31
U-Vend, Inc.
filed 2017-04-14
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter was $1,702,881 based upon price of such common stock was last sold on June 30, 2016.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 25,064,992 as of April 7, 2017.

U-VEND, INC.

PART I

ITEM 1 - BUSINESS

Overview

U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.” We are headquartered in Santa Monica, California and maintain operations in Las Vegas, NV, and in Southern California. Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com. Information contained on our websites is not a part of this annual report.

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

Currently, the Company distributes a novelty ice cream product, Mini Melts, through a network of over 140 advanced vending kiosks and over 140 small merchandiser freezers. The Company procured all its merchandise of inventory of finished goods ice cream from one vendor during the years ended December 31, 2016 and 2015.

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

Employees

As of March 31, 2017, we had nine full-time employees and two part-time employees. None of our employees are subject to collective bargaining agreements.

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

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Mark Chapman, our President of U-Vend America, Inc., and David Graber, our Chief Executive Officer. Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and marketing personnel in a highly competitive employment market. As we develop and acquire new products and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, technical and sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

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

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our kiosks, our ability to develop and commercialize new products and services, and our ability to successfully integrate acquisitions and other third-party relationships into our operations. Our operating results could fluctuate and may continue to fluctuate based upon many factors, including:

●	fluctuations in revenue generated by kiosk businesses;
●	fluctuations in operating expenses, such as transaction fees and commissions we pay to our host locations;
●	our ability to establish or maintain effective relationships with significant partners, host locations and suppliers on acceptable terms;
●	the amount of service fees that we pay to our host locations;
●	the transaction fees we charge consumers to use our services;
●	the commercial success of our host locations, which could be affected by such factors as general economic conditions, severe weather or strikes;
●	the successful use and integration of assets and businesses acquired or invested in;
●	the level of product or price competition;
●	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;
●	activities of, and acquisitions or announcements by, competitors; and;
●	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions and divestitures.

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

Disruptions in our supply chain and other factors affecting the distribution of our products could adversely impact our business.

 A disruption within our supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased costs or damage to our reputation. Such disruptions may result from damage or destruction to our warehouse facility; weather-related events; natural disasters; third-party strikes, lock-outs, work stoppages or slowdowns; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition. We procured all its merchandise of inventory of finished goods ice cream from one vendor during the years ended December 31, 2016 and 2015.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

●	trading volume of our shares;
●	number of securities analysts, market-makers and brokers following our common stock;
●	changes in, or failure to achieve, financial estimates by securities analysts;
●	new products or services introduced or announced by us or our competitors;
●	actual or anticipated variations in quarterly operating results;
●	conditions or trends in our business industries;
●	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	sales of our common stock; and
●	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

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

As of April 7, 2017 our Board of Directors and our executive officers beneficially own approximately 29.7 percent of our common stock. Accordingly, these stockholders, if they act together, will have considerable influence over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval. As of April 7, 2017, there are 25,064,992 shares of our common stock outstanding. Further, as of April 7, 2017, there are approximately 92 million instruments outstanding that can be converted into shares of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We lease approximately 2,800 square feet of office and warehouse space at 1080 N. Batavia Street Suite A in Orange County CA at an escalating rate of $2,830 per month on a one year lease expiring February 2018. In addition, the Company leased a warehouse space in Las Vegas, Nevada. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,068 with scheduled increases. These locations are used to service our self-serve electronic kiosks in the respective geographic areas. Our corporate mailing address is 1507 7th Street, Unit 425, Santa Monica, CA 90401.

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

The table below sets forth the range of quarterly high and low closing sales prices for our common stock for 2016 and 2015. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ending December 31, 2016

First Quarter	$0.14	$0.06
Second Quarter	$0.18	$0.05
Third Quarter	$0.16	$0.05
Fourth Quarter	$0.06	$0.03

	High	Low
Year ending December 31, 2015

First Quarter	$0.45	$0.10
Second Quarter	$0.44	$0.15
Third Quarter	$0.35	$0.12
Fourth Quarter	$0.20	$0.07

The last reported sales price of our common stock on the OTC Bulletin Board on April 7, 2017 was $0.03.

Issued and Outstanding

Our certificate of incorporation authorizes 600,000,000 shares of Common Stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2016, we had 24,664,992 shares of Common Stock, and 0 shares of Preferred Stock issued and outstanding.

Stockholders

As of April 7, 2017, we had approximately 963 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2016 or 2015. We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. We act as our own warrant agent for our outstanding warrants.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2016,

The Company issued three convertible notes in the aggregate face amount of $250,000 with an interest rate of 9.5% and two year term. These notes are convertible into 5,000,000 shares of common stock at $0.05 per share. The Company issued an aggregate of 5,000,0000 warrants with an exercise price of $0.05 per share and 5 year term in connection with this debt.

The Company entered into consulting agreements with three consultants and issued an aggregate of 705,000 shares for services to be rendered.

The Company issued 500,000 shares of common stock to a noteholder to extend the maturity of the note.

The Company issued 700,000 shares of its common stock upon conversion of $35,000 face amount of Senior Convertible Note.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the years ended December 31, 2016 and 2015.

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

The following table sets forth information as of December 31, 2016 regarding equity compensation plans under which our equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders (1)	4,658,150	$0.31	341,850

Total	4,658,150		359,350

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

Management’s plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,607,461 during the year ended December 31, 2016, has accumulated losses totaling $8,434,883, and has a working capital deficit of $3,572,772 at December 31, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations: For the Years Ended December 31, 2016 and December 31, 2015

Revenue:

For the year ended December 31, 2016 the Company’s revenue increased by $536,818 or 60.2% to $1,428,045 compared to revenues of $891,227 during the year ended December 31, 2015. The increase in revenue was due to additional electronic kiosks being installed and operational during 2016. As of December 31, 2016, the Company had an installed base of 141 electronic kiosks in Southern California and Las Vegas, Nevada compared to 127 installed units at December 31, 2015. A substantial number of kiosks were installed in the first quarter of 2015 and the benefit of a full operational of these kiosks was realized in 2016.

Cost of Revenue:

For the year ended December 31, 2016, the Company’s cost of revenue increased by $173,871 or 32.2% to $713,870 compared to cost of revenue of $533,999 during the year ended December 31, 2015. The increase in cost of revenue in 2016 was due to higher revenues being generated by the Company in 2016 compared to 2015. The Company’s cost of revenue as a percentage of revenue during the year ended December 31, 2016 was 50.0%, compared to 60.6% in 2015.

Selling Expenses:

Selling expenses for year ended December 31, 2016 increased by $569,035 or 64.9% compared to the year ended December 31, 2015. Selling expenses increased, in part, due to increased revenues attained by the Company during 2016 resulting in increases in selling expenses such as commissions paid to host locations where the Company’s kiosks are housed. In addition, during the year ended December 31, 2016, the Company expensed $691,757 compared to $316,997 in 2015 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses:

General and Administrative expenses for the year ended December 31, 2016 increased by $127,671 or 9.1% compared to the year ended December 31, 2015. Increased levels of operations and revenue in 2016 resulted in increases in all round support costs including compensation, revenue based incentives and travel expenses. During the year ended December 31, 2015, the Company granted options to acquire 4,280,000 shares of its common shares pursuant to the Company’s Stock Option plan as compared to only 20,000 in 2016. During 2015 the Company also granted 500,000 restricted shares to an officer with a three year vesting period compared to none in 2016. During the year ended December 31, 2015, $257,904 was charged to operations as stock based compensation costs for the options and the restricted shares granted compared to $165,296 charged to operations during the year ended 2016.

Reversal of earn-out liability:

The Company had estimated the earn-out liability pursuant to its merger agreement U-Vend Canada. The Company paid part of the liability through issuance of 2,261,425 common shares. During the years ended December 31, 2015, the Company determined that it is unlikely that there will be additional earn-out payments since the revenue targets stipulated for the earn-out will not be achieved. Accordingly, the Company reversed the liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in the accompanying consolidated Statement of Operations during the year ended December 31, 2015.

Change in fair value of debt and warrant liabilities:

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. During the year ended December 31, 2016, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $177,281 compared to a gain on the change in fair value of warrant liabilities in the amount of $83,881 during the year ended December 31, 2015.

Amortization of debt discount and deferred financing costs:

Amortization of debt discount and deferred financing costs increased by $145,928 or 72.2% from $202,247 to $348,175 during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in debt discount and deferred financing costs were due to additional interest, expenses, fine and penalties of $95,844 arising from Senior Convertible Notes and 2016 SPA notes issuance charged as debt discount and deferred financing costs in 2016. In addition, during the year ended December 31, 2016, Company charged to operations as amortization of deferred financing costs $150,000 incurred for a proposed financing as the Company determined that it is unlikely that the proposed financing will be completed.

Interest expense:

Interest expense for the year ended December 31, 2016 increased by $27,972 or 11.7% from the year ended December 31, 2015. The increase was due to higher levels of borrowings the Company had in 2016.

Unrealized gain on foreign currency:

The Company had two convertible notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014, and the Company repaid one of the notes during the year ended December 31, 2016. During the year ended December 31, 2016, the Company recorded an unrealized loss of $4,530 and during the year ended December 31, 2015, the Company recorded a gain on foreign currency related to these notes and the related accrued interest of $29,158.

Net Loss:

As a result of the foregoing, the net loss for the year ended December 31, 2016 increased by $556,887 to $2,607,461 compared to a net loss of $2,050,574 incurred during the year ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, the Company had a working capital deficiency of approximately $3,573,000 compared to working capital deficiency of approximately $2,914,000 at December 31, 2015. The increase in the working capital deficiency is primarily due to the Company’s operating losses during the year ended December 31, 2016. During the year ended December 31, 2016, the Company’s operating activities used cash of approximately $774,000 compared to approximately $632,000 used during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company’s operating losses, after adjusting for non-cash items, used approximately $1,898,000 of cash. Changes in working capital items provided approximately $1,124,000 of cash during the year ended December 31, 2016. During the year ended December 31, 2015, the Company’s operating losses after adjustment for non-cash items, used approximately $1,500,000 of cash, and working capital items provided approximately $868,000 of cash.

During the year ended December 31, 2016, the Company issued nine promissory notes and borrowed an aggregate amount of $474,000. The promissory notes bear interest at 10% per annum and were due at various due dates in June 2016. These promissory notes were settled through issuance of 2016 SPA notes on June 30, 2016.

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

During the year ended December 31, 2016, the Company repaid one convertible note payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014 in the face amount of $19,250.

During the year ended December 31, 2016, the Company issued four Convertible Notes (Cobrador 2016 Convertible Notes) in the face amount of $115,000. The notes are due in due 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 (revised to $0.05 due to down round provisions) per share.

During the fourth quarter of 2016, the Company issued three additional Convertible Notes in the face amount of $250,000. The notes are due in due 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 5,000,000 warrants with an exercise price of $0.07 per share (revised to $0.05 due to down round provisions) with a five year expiration. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein, and are due at various due dates in May and September 2017.

In addition, during the year ended December 31, 2016, the Company borrowed an aggregate of $76,500 pursuant to seven unsecured promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $63,467 of borrowings during the year ended December 31, 2016 and the balance outstanding on these notes at December 31, 2016 was $24,116 ($11,083 at December 31, 2015).

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

As of December 31, 2016, principal amount of approximately $100,000 in aggregate are due for repayment pursuant to the terms of the related notes. The Company is in discussion with the noteholders for an extension of the repayment date, however, as of date no agreement has been concluded. There is can be no assurance that an acceptable extension agreement will be concluded.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,607,461 during the year ended December 31, 2015, has accumulated losses totaling $8,434,883 and has a working capital deficit of approximately $3,573,000 at December 31, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2016 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, contingent consideration liability, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, contingent consideration liability, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on December 31, 2016, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities and contingent consideration include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended December 31, 2016 and 2015 follow Item 14, beginning at page F-1.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
David Graber	45	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer	February 2017

Raymond Meyers	60	Former Chief Executive Officer, Former Chief Financial Officer, Former Principal Executive Officer, Former Principal Financial Officer, Director	April 2008

Mark Chapman	60	President, U-Vend America, Inc.	August 2015

Alexander A. Orlando	54	Director	April 2008

Patrick White	63	Director	October 2009

Philip Jones	48	Director	October 2009

The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

David Graber effective February 1, 2017, the Company appointed David Graber, 45, to fill the vacancy created by the resignation of Mr. Meyers. Mr. Graber will serve as the Company’s Chief Executive Officer, President, and acting Chief Financial Officer and has been added to the Company’s Board of Directors. Most recently, Mr. Graber was the Managing Principal of Cobrador Capital Advisors, LLC, an investment management firm focused on the consumer sector. Prior to Cobrador Capital Advisors, LLC, Graber was Managing Director, Investment Banking at New Century Capital Partners (2011-2014) and National Securities Corporation (2009-2010). From 2006-2008, he was CEO and Director of OKC Corporation, a manufacturer and retailer in the home improvement industry. From 1994-2005 Mr. Graber was a Sr. Vice President and Director in the Equities Division of Donaldson, Lufkin & Jenrette and subsequently, Credit Suisse First Boston (CSFB) in New York and Los Angeles. Mr. Graber holds dual Masters of Business Administration (MBA) from Columbia University Graduate School of Business in New York City (2004) and London Business School in the UK (2004). He also holds a BA Psychology from Tulane University in New Orleans, LA (1994).

Raymond Meyers founded U-Vend, Inc. (formerly Internet Media Services, Inc.) in March 2007 and was the Chief Executive Officer and President since the Company’s inception until February 1, 2017. Mr. Meyers founded and operated several technology-based companies, with the most recent one being eBoz, Inc., an Internet marketing tools company, which he operated from November 2001 to April 2005 and sold to Web.com (Nasdaq GM: WWWW), formerly Website Pros, Inc., in April 2005. From April 2005 to December 2006 he was an employee of Web.com holding the position of General Manager, eBoz Division. He was previously (from December 1996 to December 1999) CEO and President of ProtoSource Corporation, a NASDAQ listed company. He is a graduate of Rutgers University with continuing education at UCLA. We believe that as a result of his service as our Founder, President and Chief Executive Officer since inception, which adds historical knowledge, operational expertise and continuity to our board of directors, and his extensive corporate management experience, including serving as the chief executive officer of a publically-held company, he provides the board with a deep understanding of all aspects of our business, both strategically and operationally, and therefore should serve on our board.

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

Philip Jones is a CPA and holds an MBA from Rochester Institute of Technology. He has over 15 years of experience in both the public and private accounting and finance sectors, including positions at Arthur Anderson from 1996 to 1998 and PricewaterhouseCoopers from 2003 to 2004, American Fiber Systems (Controller) from 2000 to 2003, and 2004 to 2005, and Zapata (NYSE:ZAP)(Accounting Manager and Director of Finance) from 1998 to 2000. Mr. Jones joined Document Security Systems, Inc. (“DSS”) in 2005 as its Corporate Controller and has been its Chief Financial Officer since 2009. DSS is an NYSE AMEX listed company. We believe Mr. Jones should serve as a member of our board of directors based on his experience in the public and private accounting and finance sectors, and being Chief Financial Officer at a publically traded company (DSS), which provides our board of directors with insights into the areas of corporate finance, cash management, and SEC reporting requirements.

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

ITEM 11 - EXECUTIVE COMPENSATION

As of December 31, 2016, the Company has employment agreements with Mr. Meyers and Mr. Chapman. Effective December 31, 2016, Paul Neelin, Chief Operating Officer, Secretary and Director resigned from the Company to pursue other opportunities. We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer, Chief Operating Officer and President, U-Vend America, Inc., also referred to herein as our “named executive officers,” for the years ended December 31, 2016 and 2015.

Mr. Meyers earned a salary of $60,000 per annum plus a bonus based on revenues for the calendar year of 2016 of which $30,000 was paid during the year and $203,000 was earned but unpaid. In 2015, Mr. Meyers earned a salary of $60,000 per annum plus a bonus based on revenues for the calendar year of 2015 of which $25,500 was paid during the year and $124,000 was earned but unpaid at December 31, 2015. On June 30, 2016, the Company settled $270,000 due to Mr. Myers for unpaid salaries and other accounts through issuance of 1,588,236 shares of common stock.

Mr. Neelin earned a salary of $120,000 for the calendar year of 2016 of which $3,000 was paid during the year and $117,000 was earned but unpaid. Mr. Neelin earned a salary of $120,000 for the calendar year of 2015 of which $0 was paid during the year and $120,000 was earned but unpaid at December 31, 2015. On June 30, 2016, the Company settled $200,000 due to Mr. Neelin for unpaid salaries and other accounts through issuance of 1,176,471 shares of common stock. In addition, the Company settled $93,000 due to Mr. Neelin through the sale of Master Distribution agreement.

Mr. Chapman earned earned a salary of $120,000 for the calendar year of 2016 of which $52,900 was paid during the year and $67,100 was earned but unpaid. Mr. Chapman, hired in August 2015, has a salary of $120,000 per annum of which $48,095 was earned since hired of which $35,000 was paid during 2015 and $13,095 was earned but unpaid at December 31, 2015. On June 30, 2016, the Company settled $30,000 due to Mr. Chapman for unpaid salaries and other accounts through issuance of 176,471 shares of common stock.

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2016 and 2015 for services in all capacities to the Company.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Other Compensation	Total
Raymond J. Meyers	2016	$60,000	$142,839	$—	$—	$—	$202,839
Chief Executive Officer	2015	$60,000	$894,070	$—	$94,842	$—	$244,249

Paul Neelin	2016	$120,000	$—	$—	$—	$—	$120,000
Chief Operating Officer (a)	2015	$120,000	$—	$—	$14,226	$—	$134,226

Mark A. Chapman (b) (2)	2016	$120,000	$—	$—	$—	$—	$120,000
President of U-Vend America, Inc	2015	$48,095	$—	$36,667	$—	$—	$84,762

K. Browne (c)	2015	$60,000	$—	$—	$32,482	$—	$92,482
Chief Financial Officer

(a)	Resigned effective December 31, 2016

(b)	Appointed effective August 7, 2015

(c)	Resigned effective November 4, 2015

(1)	Value of option awards and stock awards is the dollar amount recognized for financial statements reporting purposes. See Note 11 to consolidated financial statements.

(2)	Prior to his appointment as President of U-Vend America, Inc., Mr. Chapman performed consulting services and billed the Company approximately $23,400.

	Outstanding Equity Awards at December 31, 2016
	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Un-exercisable)	Option Exercise Price	Option Expiration Date	Number of Shares that Have not Vested	Market Value of Shares that Have not Vested
Raymond J. Meyers	1,333,333	666,667	$0.20	07/01/2020

Paul Neelin	200,000	100,000	$0.20	07/01/2020

Mark A. Chapman					166,667	$36,667

K. Browne	350,000	—	$0.30	05/31/2019
	200,000	100,000	$0.20	07/01/2020

(1)	On July 1, 2015, Mr. Meyers, Mr. Neelin and Ms. Brown were granted 2,000,000, 300,000 and 300,000 options, respectively. One third of these options vested immediately and the balance vest on July 1, 2016 and 2017. The options expire on July 1, 2020.

(2)	On August 7, 2015, Mr. Chapman was granted 500,000 shares of restricted common stock. One third of these shares vest on January 1, 2016 The remaining balance vest equally on August 7, 2017 and 2018.

Directors Compensation

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

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. As of December 31, 2016, the Company has 4,658,150 options outstanding under the Plan to employees, directors and outside consultants.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 7, 2017, there are 25,064,992 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of April 7, 2017 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 1507 7th Street, #425, Santa Monica, CA 90401.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage Beneficially Owned
Executive officers and directors
Raymond J. Meyers (1)	4,940,477	18.72%
David Graber (2)	1,250,743	4.99%
Mark A Chapman (3)	366,667	1.45%
Patrick White (4)	1,483,318	5.72%
Philip Jones (5)	335,883	*
Alexander A. Orlando (5)	335,883	*
All executive officers and directors as a group (six persons) (6)	8,712,871	29.69%

Greater than 5% stockholders
Diane Hope	1,303,488	5.2%
312 Grays Rd PO Box 56013 Fiesta RPO
Stoney Creek Ontario Canada

Paul Neelin (7)
312 Grays Rd PO Box 56013Fiesta RPO
Stoney Creek Ontario, Canada	2,766,346	10.95%

Automated Retail Leasing Partners, LP (8)
110 East 40th Street, Suite 802
New York, NY 10016	1,250,743	4.99%

*	Less than 1%

(1)	Includes 1,333,333 shares issuable upon exercise of options.
(2)	Includes shares issuable to Cobrador Multi-Strategy Partners LP (Cobrador), Mr. Graber makes the investment decisions on behalf of and deemed to be beneficial owner of shares issuable to Cobrador. The share numbers are limited to 4.99% of the outstanding common shares as of April 7, 2017. Cobrador and the Company have agreed to restrict its ability to convert convertible notes and exercise of its warrants if the number of common stock beneficially held by them exceeds 4.99% of the outstanding shares of common stock with an exception to hold in excess of 4.99% with 61 days written notice of such intent to the Company. Cobrador’s ownership includes 28,341,820 shares issuable upon conversion of convertible notes and 26,071,141 shares issuable upon exercise of warrants.
(3)	Includes 166,667 shares of vested restricted stock grant.
(4)	Includes 335,833 shares issuable upon exercise of options and 520,833 shares issuable upon exercise of warrants.
(5)	Includes 335,833 shares issuable upon exercise of options.
(6)	Includes 2,340,832 shares issuable upon exercise of options, 166,667 shares of vested restricted stock grant and 1,771,576 shares issuable upon exercise of warrants. See note 2 for limitation on conversion and exercise.
(7)	Includes 200,000 shares issuable upon exercise of options.
(8)	The share numbers are limited to 4.99% of the outstanding common shares as of April 7, 2017. Automated Retail Leasing Partners (ARLP) and the Company have agreed to restrict its ability to convert convertible notes and exercise of its warrants if the number of common stock beneficially held by them exceeds 4.99% of the outstanding shares of common stock with an exception to hold in excess of 4.99% with 61 days written notice of such intent to the Company. ARLP’s ownership includes 1,696,087 shares of common stock 2,064,420 shares of issuable upon conversion of convertible notes and 1,184,043 shares issuable upon exercise of warrants. Ms. Marilyn Kane, Managing Member of Iridium Capital, General Partner of ARLP makes the investment decisions on behalf of ARLP.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit and review services for the years ended December 31, 2016 and 2015 were $87,500 and $80,700, respectively. For the year ended December 31, 2016 and 2015, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

There were no audit related services provided for the years ended December 31, 2016 and 2015.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the years ended December 31, 2016 and 2015 were $16,705 and $17,700, respectively.

All Other Fees

The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2016 and 2015 were $0.

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

3.1	Certificate of Incorporation dated March 26, 2007, as amended by Certificate of Amendment dated October 4, 2010 (incorporated by reference to the Company’s Form 8-K (file number 333-165972) filed on October 7, 2010).	*

3.2	By-laws, as amended (incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file number 333-165972) filed on April 9, 2010).	*

10.1	Premise lease agreement dated January 13, 2010 with SC Sunrise LLC for 1434 6th. Street, Unit 9, Santa Monica, CA (incorporated by reference from Company’s Registration Statement on Form S-1 (file number 333-165972) dated April 9, 2010).	*

10.2	Agreements dated October 8, 2009 with Document Security Systems (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.3	Credit Facility Agreement, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.4	Security Agreement, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.5	Secured Promissory Note, dated April 8, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated June 30, 2010).	*

10.6	Secured Promissory Note 2, dated June 30, 2010, between the Company and Raymond Meyers (incorporated by reference from Company’s Registration Statement on Form S-1/A (file number 333-165972) dated July 26, 2010).	*

10.7	Form of Warrant to Purchase Common Stock of Internet Media Services, Inc. dated March 17, 2011 (file number 333-165972).	*

10.8	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated August 26, 2011 (file number 333-165972, filed September 8, 2011).	*

10.9	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc. dated October 3, 2011 (file number 333-165972, filed October 17, 2011).	*

10.10	Securities Purchase Agreement by and between Internet Media Services, Inc. and Asher Enterprises, Inc dated December 1, 2011 (file number 333-165972, filed December 16, 2011).	*

10.11	Asset Purchase Agreement by and between Internet Media Services, Inc. and Enthusiast Media holdings, Inc. dated March 7, 2012 (file number 333-165972, filed March 13, 2012).	*

10.12	Form of Internet Media Services, Inc. 2011 Equity Incentive Plan dated July 26, 2011 (file number 333-165972, filed July 27, 2011).	*

10.13	Stock Purchase Agreement by and among Western Principal Partners LLC, Internet Media Services, Inc and Raymond Meyers dated March 8, 2013 (file number 333-165972, filed March 19, 2013).	*

10.14	September 17, 2013 Debt Conversion Agreement between Internet Media Services, Inc. and Raymond Meyers (file number 333-165972) dated September 23, 2013)	*

10.15	Form of Senior Convertible Note – Cobrador Multi-Strategy Partners, LP (file number 333-165972) dated November 19, 2013)	*

10.16	Securities Purchase Agreement – Cobrador Multi-Strategy Partners, LP (file number 333-165972) dated November 19, 2013)	*

10.17	Form of Equipment Lease – Automated Retail Leasing Partners (file number 333-165972) dated November 19, 2013).	*

10.18	Form of Warrant Agreement – Cobrador Multi-Strategy partners, LP (file number 333-165972) dated November 19, 2013).	*

10.19	Employment Agreement between Internet Media Services, Inc and Raymond Meyers (file number 333-165972) dated January 13, 2014).	*

10.20	November 30, 2012 Audited Financial Statements of U-Vend Canada, Inc. (file number 333-165972) dated January 13, 2014).	*

10.21	August 31, 2013 Unaudited Interim Financial Statements of U-Vend Canada, Inc. (file number 333-165972) dated January 13, 2014).	*

10.22	November 30, 2013 Audited Financial Statements of U-Vend Canada, Inc (file number 333-165972) dated March 21, 2014)	*

10.23	Summary of Unaudited Pro Forma Combined Financial Statements (file number 333-165972) dated March 21, 2014)	*

10.24	January 7, 2014 Agreement Concerning Exchange of Securities by and among Internet Media Services, Inc. and U-Vend Canada Inc. and the Security Holders of U-Vend Canada, Inc.	*

10.25	January 7, 2014 Employment Agreement between Internet Media Services, Inc and Paul Neelin.	*

10.26	April 4, 2013 National Securities Financial Advisor Agreement between U-Vend, Inc. and National Securities Corp.	*

10.27	Form of Warrant Agreements between National Securities Corp. and Internet Media Services, Inc.	*

10.28	Form of Warrant Agreement between Automated Retail Leasing Partners and Internet Media Services, Inc.	*

10.29	Amendment number 1 to the Agreement Concerning Exchange of Securities by and among Internet Media Services, Inc. and U-Vend Canada, Inc. and the Security Holders of U-Vend Canada, Inc. (file # 333-165972 filed April 15, 2014)	*

10.30	ARLP $10,000 Promissory Note dated May 30, 2014

10.31	Employment agreement between u-Vend, Inc. and Kathleen Browne (file # 333-165972 filed September 10, 2014)	*

10.32	Equipment Lease Agreement between U-Vend, Inc. and Perkin Industries, LLC	*

10.33	Perkin Industries, LLC Warrant Agreement	*

10.34	Securities Purchase Agreement between U-Vend, Inc. and KBM Worldwide, Inc. Dated December 19, 2014

10.35	Modification to the series of Cobrador Stock Purchase Agreement, Senior Convertible Notes and Series A Warrants between U-Vend, Inc. and Cobrador Multi-Strategy Partners LP	*

10.36	NHL/U-Vend Corporate Marketing Letter Agreement	*

10.37	Chapman Employment Agreement	*

10.38	Form of Securities Purchase Agreement 2015 SPA	*

10.39	Form of Note 2015 Stock Purchase Agreement	*

10.40	Form of Warrant Agreements 2015 SPA.	*

10.42	Form of 2016 Securities Purchase Agreement	*

10.43	Form of 2016 Warrant Agreement	*

10.44	Meyers Debt Conversion Agreement	*

10.45	Neelin Debt Conversion Agreement	*

10.46	Chapman Debt Conversion Agreement	*

10.47	Agreement to Amend ARLP Leases	*

10.48	ARLP Warrant Agreement	*

10.49	Meyers Resignation Agreement	*

10.50	Meyers Consulting Agreement	*

10.51	Graber Employment Agreement	*

10.52	Neelin Resignation Agreement	*

10.53	Master Distribution Agreement	*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)	**

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)	**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Definition Document
101.PRE*	XBRL Presentation Linkbase Document
*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1934, as amended, are deemed not filed for purposes of Section 18 of the Securities act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Previously filed
**	Filed herewith

U-VEND, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U-Vend, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U-Vend, Inc. and its Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U-Vend, Inc. and its Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that U-Vend, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, U-Vend, Inc. and Subsidiaries has suffered recurring losses from operations since inception and, as of December 31, 2016, has negative working capital and a stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York
April 14, 2017

U-VEND, INC.
CONSOLIDATED BALANCE SHEETS

	As of

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$61,914	$139,677
Accounts receivable	16,543	3,807
Inventory (net)	76,212	46,979
Prepaid expenses and other assets	39,101	79,548
Total current assets	193,770	270,011

Noncurrent assets:
Property and equipment (net)	710,605	747,298
Security deposits	17,386	16,018
Other assets (net)	—	70,010
Intangible asset (net)	173,601	260,401
Goodwill	642,340	642,340
Total noncurrent assets	1,543,932	1,736,067

Total assets	$1,737,702	$2,006,078

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$433,440	$254,946
Accrued expenses	105,584	156,484
Accrued interest	215,640	121,080
NHL and MLB sponsorship liability	906,754	316,997
Registration rights liability	—	22,156
Amounts due to officers	288,396	624,307
Senior convertible notes, net of discount	360,775	372,498
Promissory notes payable	498,101	479,576
Convertible notes payable, net of discount	696,480	744,807
Current capital lease obligation	261,372	90,783
Total current liabilities	3,766,542	3,183,634

Noncurrent liabilities:
Convertible notes payable, net of discount	1,084,923	—
Capital lease obligation, net of discount	—	207,703
Warrant liabilities	184,680	310,960
Total noncurrent liabilities	1,269,603	518,663

Total liabilities	5,036,145	3,702,297
Commitments and contingencies (Note 10)

Stockholders’ deficiency:
Common stock, $.001 par value, 600,000,000 shares authorized, 24,664,992 shares issued and outstanding (18,148,816 - 2015)	24,664	18,148
Additional paid-in capital	5,111,776	4,113,055
Accumulated deficit	(8,434,883)	(5,827,422)
Total stockholders’ deficiency	(3,298,443)	(1,696,219)

Total liabilities and stockholders’ deficiency	$1,737,702	$2,006,078

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2016	December 31, 2015

Revenue	$1,428,045	$891,227

Cost of revenue	713,870	539,999

Gross profit	714,175	351,228

Operating expenses:
Selling	1,445,450	876,415
General and administrative	1,527,223	1,399,552
Accretion and reversal of earn-out liability	—	(201,013)
	2,972,673	2,074,954

Operating loss:	(2,258,498)	(1,723,726)
Other (income) expense, net:
Gain on change in fair value of debt and warrant liabilities	(177,281)	(89,281)
Amortization of debt discount and deferred financing costs	348,175	202,247
Interest expense	267,542	239,570
Unrealized loss (gain) on foreign currency	4,530	(29,158)
Other (income)	(93,095)	—
	349,871	323,378

Loss before income taxes	(2,608,369)	(2,047,104)
Income tax (benefit) provision	(908)	3,470
Net loss	$(2,607,461)	$(2,050,574)

Net loss per share- basic and diluted	$(0.13)	$(0.15)
Weighted average common shares outstanding - basic and diluted	20,414,751	14,099,052

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Shares outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2014	10,151,390	$10,151	$2,832,392	$(3,776,848)	$(934,305)

Stock based compensation	500,000	500	257,404	—	257,904
Shares issued for services	1,305,000	1,305	95,668	—	96,973
Shares issued on debt conversion	100,000	100	4,900	—	5,000
Common shares issued for lease obligation	1,247,177	1,247	245,532	—	246,779
Shares issued on warrants exercised	925,000	925	57,609	—	58,534
Warrants granted for services	—	—	69,695	—	69,695
Shares issued on earn out of contingent consideration	2,261,425	2,261	270,014	—	272,275
Shares issued as fees for debt extension	100,000	100	16,400	—	16,500
Private sale of common shares with warrants	1,558,824	1,559	263,441	—	265,000
Net loss	—	—	—	(2,050,574)	(2,050,574)

Balance at December 31, 2015	18,148,816	18,148	4,113,055	(5,827,422)	(1,696,219)

Stock based compensation	—	—	165,296	—	165,296
Shares issued for services	1,075,000	1,075	69,330	—	70,405
Shares issued on debt conversion	1,950,000	1,950	95,550	—	97,500
Shares issued in settlement of due to officers	2,941,176	2,941	497,059	—	500,000
Warrants granted for services	—	—	62,493	—	62,493
Beneficial conversion feature related to senior convertible notes	—	—	87,043	—	87,043
Shares issued as fees for debt extension	550,000	550	21,950	—	22,500
Net loss	—	—	—	(2,607,461)	(2,607,461)

Balance at December 31, 2016	24,664,992	24,664	$5,111,776	$(8,434,883)	$(3,298,443)

The accompanying notes are an integral part of the consolidated financial statements

U-VEND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$(2,607,461)	$(2,050,574)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	165,296	257,904
Gain on fair value of warrant liabilities	(177,281)	(83,881)
Common shares issued for lease obligation	—	42,269
Common shares and warrants issued for services	132,898	156,973
Depreciation	148,833	123,439
Amortization of intangible assets	86,800	86,800
Amortization of debt discount and deferred financing costs	252,336	202,247
Accretion and reversal of contingent consideration liability	—	(201,013)
Unrealized loss (gain) on foreign currency	4,530	(29,158)
Settlement of debt interest, fees and penalties with convertible notes	95,834	—
Convertible notes payable fair value adjustment	—	(5,400)
(Increase) decrease in assets:
Accounts receivable	(12,736)	(3,807)
Inventory	(29,233)	(18,247)
Prepaid expenses and other assets	39,079	45,760
Increase in liabilities:
Accounts payable and accrued expenses	713,716	475,244
Accrued interest	168,145	125,186
Amount due to officers	245,339	243,865
Net cash used by operating activities	(773,905)	(632,393)

Cash flows from investing activities:
Purchase of property and equipment	(112,140)	(7,115)
Net cash used by investing activities	(112,140)	(7,115)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	—	55,000
Proceeds from private sales of common shares with warrant	—	265,000
Proceeds from convertible notes	365,000	469,900
Proceeds from promissory notes	630,500	48,839
Repayment of convertible note	—	(70,200)
Principal repayments of promissory notes	(82,718)	(12,750)
Deferred financing costs paid	(104,500)	(50,000)
Net cash provided by financing activities	808,282	705,789

Net (decrease) increase in cash	(77,763)	66,281

Cash - beginning of period	139,677	73,396

Cash - end of period	$61,914	$139,677

Cash paid for:
Income taxes	$—	$3,700
Interest	$97,000	$55,000

Non-cash investing and financing activities:
Debt discount related to warrant liability and beneficial conversion feature	$135,864	$10,792
Issuance of common stock to satisfy capital lease obligation	$—	$204,533
Issuance of common shares and warrants as debt financing or extension costs	$22,500	$44,972
Conversion of senior convertible notes and convertible notes into common stock	$97,500	$5,000
Issuance of common shares in settlement of due to officers	$500,000	$—
Issuance of senior convertible note to settle interest, fees and penalties due	$108,804	$—
Issuance of convertible notes to settle principal, interest, fees and penalties	$761,597	$—
Equipment, inventory and coin financed with debt	$—	$137,750
Equipment acquired in exchange of warrant liability	$—	$50,100
Issuance of common shares to satisfy contingent consideration obligation	$—	$272,276
Issuance of common stock warrants to satisfy accrued expenses	$—	$60,000

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

U-Vend, Inc. (the “Company”) entered the business of developing, marketing and distributing various self-serve electronic kiosks and mall/airport co-branded islands throughout North America with the merger with U-Vend Canada, Inc. on January 7, 2014. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates their kiosks but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. The Company’s kiosks have been designed to be tech-savvy and can be managed online 24 hours a day/7 days a week, accepting traditional cash input as well as credit and debit cards. Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings. The Company’s approach to the market can include the addition of a digital LCD monitor to most makes and models in a kiosk program. This would allow the Company to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

Management’s plans

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $2,607,461 during the year ended December 31, 2016, has incurred accumulated losses totaling $8,434,883, and has a working capital deficit of $3,572,772 at December 31, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On January 7, 2014, U-Vend, Inc. (formerly Internet Media Services, Inc. (“IMS”)) entered into an Exchange of Securities Agreement with U-Vend Canada, Inc., and the shareholders of U-Vend Canada, Inc. (“U-Vend Canada”). The Company believes the merger with U-Vend Canada provides it with business operations and also working capital. The Company is in discussion to raise additional capital to execute on its current business plans. There is no assurance that future financing arrangements will be successful or that the operating results of U-Vend, Inc. will yield sufficient cash flow to execute the Company’s business plans or satisfy its obligations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory - Inventories are stated at the lower of cost or market and cost is determined by the average cost method. Inventory is made up of finished goods ice cream. The Company records inventory reserves for spoilage and product losses. The reserve for spoilage and product losses amounted to $5,500 and $7,500 as of December 31, 2016 and 2015, respectively.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight line method over the estimated useful life of the assets. Electronic kiosks, related equipment and delivery vans have estimated useful lives between three and seven years.

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

As of December 31, 2016, there were approximately 84 million (46 million at December 31, 2015) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Preferred Stock Authorized - The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2016 and 2015, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on December 31, 2016 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. Certain convertible notes payable are recorded at fair value at December 31, 2016 (see Note 5). The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Share-Based Compensation Expense – The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Compensation- Stock Compensation.” This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. In accordance with FASB ASC 505 “Equity”, the measurement date for the non-forfeitable awards to nonemployees that vest immediately is the date the award is issued.

Revenue Recognition - The Company has 141 electronic kiosks installed in the southern California, and in the Las Vegas areas. Revenue is recognized at the time each vending transaction occurs, the payment method is approved and the product is disbursed from the machine. For our wholesale sales, revenues are recognized at the time the products are delivered to the customer based on our agreement with the customer.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2016 or 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties.

Vendor Concentration - The Company procured all its merchandise of inventory of finished goods ice cream from one vendor during the years ended December 31, 2016 and 2015.

Reclassifications - Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These reclassifications had no effect on the results of operations or cash flows for the periods presented.

Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Accounting Standard Update (“ASU”) 2014-09 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect the updated standard will have on the consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The Company is evaluating the potential impact of this ASU on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several types of cash receipts and payments for which there was diversity in practice. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

NOTE 2. MERGER WITH U-VEND CANADA, INC.

On January 7, 2014, the Company entered into an Exchange of Securities Agreement with U-Vend Canada, Inc. (“U-Vend Canada”). Pursuant to the agreement, which was amended on April 30, 2014, effective as of January 7, 2014, the Company acquired all the outstanding shares of U-Vend Canada in exchange for 3,500,000 newly issued shares of the Company’s common stock with a par value of $0.001 per share. Certain shareholders of U-Vend Canada were granted the right to earn up to an additional 4,522,850 shares of the Company’s common stock subject to certain earn-out provisions based on targeted revenue achievement in 2014 and 2015. The issuance of the earn-out shares was conditional on U-Vend, Inc. providing access to a minimum level of financing needed to achieve the earn-out gross revenues. In the event that the gross revenue targets were not obtained and the minimum level of financing was not provided during the respective period, then certain shareholders were to receive the additional shares described above. During the first quarter of 2015, the Company’s board of directors recommended that the first year earn-out of 2,261,425 shares of common stock be paid and these shares were paid in the second quarter of 2015. For the second year, despite a sufficient level of financing having been achieved , the revenue targets were not achieved. As a result, during the year ended December 31, 2015, the Company reversed the remaining liability for contingent consideration in the amount of $201,013, resulting in non-cash operating income reflected in accompanying consolidated Statement of Operations.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

	Estimated useful	2016	2015

Electronic kiosks and vending machines	5 to 7 years	$1,027,830	$937,389
Delivery Vans	3 to 5 years	21,700
Less: accumulated depreciation		338,925	190,091
		$710,605	$747,298

Depreciation expense amounted to $148,833 and $123,439, respectively for the years ended December 31, 2016 and 2015.

NOTE 4. INTANGIBLE ASSETS

Intangible assets arose from merger with U-Vend Canada, Inc. (See Note 2) and consist of the following as of December 31:

	Estimated useful	2016	2015
Operating agreement	5 years	$434,000	$434,000
Less: accumulated amortization		260,399	173,599
		$173,601	$260,401

Amortization expense related to these intangible assets amounted to $86,800 for the years ended December 31, 2016 and 2015.

Future amortization expense for the years ending December 31,

2017	$86,800
2018	86,801
Total	$173,601

NOTE 5. DEBT

Senior Convertible Notes

The Company entered into a Securities Purchase Agreement (“2013 SPA”) dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or “Cobrador”) pursuant to Cobrador providing an aggregate of $400,000 financing through senior convertible notes and warrants.

During the year ended December 31, 2016, the terms of the convertible notes were extended until December 31, 2017. In connection with the extension, the Company extended the expiration dates of Series A Warrants by one year. The fair value of the Series A Warrants did not materially change due to the extension.

During the year ended December 31, 2016, the Company issued 1,250,000 shares of common stock upon Cobrador converting three Senior Convertible Notes in the face amount of $62,500. During the year ended December 31, 2015, Cobrador converted $5,000 of outstanding principal at $0.05 per share into 100,000 common shares.

As of December 31, 2016, the Senior Convertible had an aggregate face and carrying value of $310,000 ($372,498 at December 31, 2015) and bear interest at 7% per annum.

On June 30, 2016,the Company entered into an agreement with Cobrador and issued an additional Senior Convertible Note in the face amount of $108,804 in settlement of accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note is due on December 31, 2017 and can be convertible into shares of common stock at a conversion price $.05 per share and bear interest at 7% per annum. The Company determined that the Senior Convertible Note had a beneficial conversion feature and allocated $87,043 as debt discount representing the beneficial conversion. The Company will amortize the debt the discount over the term of the note.

During the year ended December 31, 2016, the Company amortized debt discount of $29,014 related to the Senior Convertible Note issued in June 2016. As of December 31, 2016, the Senior Convertible Note issued in June 2016, had a carrying value of $50,775 net of discount of $58,029.

Pursuant to 2013 SPA, there were an aggregate of 11.2 million Series A Warrants expiring at various dates between June 2017 and December 2018 and an aggregate of 12 million Series B Warrants expiring at various dates between June 2018 and November 2019. The Warrants issued have a “down round provision” and as a result, warrants issued in connection with the Senior Convertible Notes are classified as derivative liabilities for accounting purposes. The derivative warrant liabilities are marked to market at each balance sheet date. The fair value of the outstanding warrants issued in connection with this 2013 SPA aggregate $89,378 and $220,829 as of December 31, 2016 and 2015, respectively. The fair value of the warrants was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and the Monte Carlo modeling valuations using volatility assumptions. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at December 31, 2016 and 2015 was $6,235.

During the year ended December 31, 2016, the Company issued nine unsecured promissory notes and borrowed an aggregate amount of $474,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein, and were due at various due dates in June 2016. On June 30, 2016 the Company issued new convertible promissory notes and repaid the promissory notes as further detailed in the Convertible Note Payable section. In addition, the Company also issued issued new convertible promissory notes and repaid two promissory notes in the aggregate face amount of $35,000 issued in 2014 and 2015 as further detailed in the Convertible Note Payable section.

In addition, during the year ended December 31, 2016, the Company borrowed an aggregate of $76,500 pursuant to seven unsecured promissory notes. The notes bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $63,467 of borrowings during the year ended December 31, 2016 and the balance outstanding on these notes at December 31, 2016 was $24,116 ($11,083 at December 31, 2015).

During the year ended, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein, and were due at various due dates in May and September 2017.

Perkin Industries, LLC Equipment Financing

In October 2014, January 2015 and October 2015, the Company entered into three separate 24 month equipment financing agreements with Perkin Industries, LLC (“the Lender”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s southern California region. The Company is obligated to pay interest only in accordance with the agreement on a monthly basis over the term of the agreement. The agreement includes a put/call option that allows the Lender at the end of year one to put 50% of the equipment back to the Company or the Company to call for $193,875. If the year one put and/or call is exercised, the monthly interest-only payment under the agreement is reduced by 50%. At the end of year two, the Lender shall have the option to put the remaining 50% of the equipment back to the Company or the Company to put for $193,875. If the year one put /or call is not exercised by either party, the Lender shall be permitted to put 100% of the equipment back to the Company for $387,750. The Lender received an aggregate of 310,200 warrants with an exercise price of $0.35 per share and a term of three years in connection with this financing which was recorded as a debt discount and derivative warrant liability due to the “down round provision” in the aggregate amount of $3,708. Pursuant to down round provisions, the exercise price of the warrants was revised to $0.26 at December 31, 2016.

The carrying value of this financing is $387,750 at December 31, 2016 and $387,254, net of $496 debt discount at December 31, 2015.

The fair value of the warrant liability related to 2014 and 2015 Perkin equipment financing obligations was $1,194 at December 31, 2016 and $2,920 as of December 31, 2015. Total amortization of debt discount related to 2014 and 2015 Perkin equipment financing during the years ended December 31, 2016 and 2015 was $496 and $2,697, respectively.

In October 2016, the Company and Perkin Industries, LLC entered into an agreement to extend the termination date of lease agreement 1, dated October 21, 2014, and lease agreement 2, dated January 8, 2015. The new termination date of lease 1 is October 17, 2017 and the new termination date for lease 2 is January 5, 2018. In consideration of this extension, the Company issued to Perkin Industries, LLC 200,000 five-year warrants with an exercise price of $0.05 per share. The value of the warrants amounted to an immaterial amount and was charged to operations.

Convertible Note Payable

U-Vend Canada Convertible Notes

During the year ended December 31, 2016, the Company repaid one convertible note payable in Canadian dollars that was assumed in connection with the U-Vend Canada merger on January 7, 2014 in the face amount of $19,250. The Company has another convertible 18% note in the principal carrying value of $74,480 as of December 31, 2016, which was due for repayment in September 2014. During the year ended December 31, 2016, Company recorded an unrealized loss on foreign currency translation related to these notes and the related accrued interest of $4,530. The Company recorded an unrealized gain on foreign currency translation of $29,158 during the year ended December 31, 2015, related to these notes and the accrued interest.

2014 Stock Purchase Agreement (2014 SPA) with 10% Convertible Notes and Warrants

In 2014 and 2015 the Company issued eight convertible notes convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and five year terms. The warrants issued have a “down round provision” and as a result are classified as derivative liabilities for accounting purposes. Pursuant to down round provision, the exercise price of the warrants is $0.22 at December 31, 2016. The fair value of the outstanding warrants issued in connection with this 2014 SPA aggregate $1,386 and $3,389 as of December 31, 2016 and 2015, respectively.

The Company and the noteholder with three notes in the aggregate face amount of $45,000 extended the repayment date to December 31, 2017. The Company and two noteholders with aggregate face amount of $25,000 extended the due date to June 30, 2018 and the Company agreed to a revised conversion price of $.05 per share and a revised exercise price of $.07 per share. The revised value of warrants amounted to immaterial amount and was charged to operations. The Company and one noteholder agreed to a extension of the repayment date to June 2017 with an agreed monthly payments and, in connection therewith the Company paid approximately $28,000 of fees paid in cash and shares of the Company’s common stock.

2015 Stock Purchase Agreement (2015 SPA)

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum aggregating $441,000 pursuant to 2015 Stock Purchase Agreement (2015 SPA).The notes are due in December 2017. The principal on these notes is due at noteholder’s option in cash or common shares at a conversion rate of $0.30 per share, revised to $0.05 due to down round provisions. In connection with these borrowings, the Company granted a total of 735,002 warrants with an exercise price of $0.40 per share (revised to $0.22 due to down round provisions) and 5 year terms. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. The Company recorded during the year ended December 31, 2016 and 2015, $2,309 and $5,804, respectively, as amortization of debt discount on the 2015 SPA subordinated convertible notes. As of December 31, 2016, outstanding 2015 SPA notes had a face value of $406,000 ($441,000 at December 31, 2015). The debt discount of $2,309 at December 31, 2015 is fully amortized as of December 31, 2016, resulting in a carrying value of $406,000 ($438,691 at December 31, 2015).

2016 Financings

On June 30, 2016, the Company issued five Convertible Notes in the aggregate face amount of $761,597 pursuant to 2016 Stock Purchase Agreement (2016 SPA). 2016 SPA Notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share. The Company satisfied its obligations for: previously issued Promissory Notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to an ex-officer of $81,250, and additional interest, expenses, fine and penalties of $23,110 through the issuance of 2016 SPA Notes. The Company charged additional interest, expenses, fines and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the year ended December 31, 2016.

In connection with these borrowings, the Company granted a total of 2,239,990 warrants with an exercise price of $0.30 per share (revised to $0.05 due to down round provisions) with a five- year expiration. The Company allocated $19,242 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants.

During the year ended December 31, 2016, the Company amortized $4,810 of debt discount related to 2016 SPA. As of December 31 2016, outstanding 2016 SPA had a face value of $761,597 and debt discount of $14,432 resulting in carrying value of $747,165.

During the year ended December 31, 2016, the Company issued four Convertible Notes (Cobrador 2016 Convertible Notes) in the face amount of $115,000. The notes are due in due 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share (revised to $0.05 due to down round provisions). In connection with these borrowings, the Company granted a total of 338,235 warrants with an exercise price of $0.30 (revised to $0.05 due to down round provisions) per share with a five year expiration. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the year ended December 31, 2016, the Company amortized $498 of debt discount resulting in un amortized debt discount of $1,496 and carrying value of $113,504 at December 31, 2016.

During the fourth quarter of 2016, the Company issued three additional Convertible Notes in the face amount of $250,000. The notes are due in due 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 5,000,000 warrants with an exercise price of $0.07 per share (revised to $0.05 due to down round provisions) with a five-year expiration. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the year ended December 31, 2016, the Company amortized $1,839 of debt discount resulting in un amortized debt discount of $25,746 and carrying value of $224,254 at December 31, 2016.

As of December 31, 2016, two of the 2014 SPA notes in the aggregate amount of $100,000 are due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the noteholders for an extension of the repayment date, however, as of March 25, 2017 no agreement has been concluded. Additional interest payable, if any, on the notes as of December 31, 2016 was immaterial.

Scheduled maturities of debt as of December 31, 2016 are:

2017	$1,613,385
2018	1,126,597
2,739,982
Less: unamortized debt discount net	(99,703)
$2,640,279

Other Assets - Deferred Financing Costs

Financing costs associated with the Senior Convertible Notes, certain of the Subordinated Convertible Notes payable and planned financing are included in deferred financing costs on the consolidated balance sheets at December 31, 2016 and December 31, 2015. These costs are amortized over the term of the respective notes. The Company incurred approximately $128,000 of financing costs during the year ended December 31, 2016, including $22,500 related to maturity extensions of a convertible note paid in shares of the Company’s common stock, $100,000 for a proposed financing and $4,500 as cash fees for a debt maturity extensions and approximately $1,000 in warrants issued pursuant to debt maturity extensions. Amortization of financing costs for the year December 31, 2016 was $48,306 ($83,843 in 2015). In addition, during the during the year ended December 31, 2016 the Company charged to operations as amortization of deferred financing costs $150,000 incurred for a proposed financing as the Company determined that it is unlikely that the proposed financing will be completed.

NOTE 6. CAPITAL LEASE OBLIGATIONS

In connection with the merger on January 7, 2014, the Company acquired the capital assets and assumed the outstanding lease obligations of U-Vend Canada. As per the terms of the agreement with the lessor, the Company is obligated to pay annual lease payments as summarized below and also buy the equipment from the lessor at the lease maturity in 2017. Accordingly, the lease has been treated as a capital lease.

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

The following schedule provides minimum future rental payments required as of December 31, 2016, under capital leases which have a remaining non-cancelable lease term in excess of one year:

2017	$180,997
Total minimum lease payments	180,997
Guaranteed residual value	120,668
301,665
Less: Amount represented interest	(33,451)
Present value of minimum lease payments and guaranteed residual value	268,214
Less: Unamortized debt discount on capital leases	(6,842)
Capital lease obligations and guaranteed residual value, net	$261,372

Equipment held under capital leases at December 31, 2016 had a cost of $465,500 and accumulated depreciation of $201,262. Equipment held under capital leases at December 31, 2015 had a cost of $465,500 and accumulated depreciation of $132,896.

 NOTE 7. STOCKHOLDERS’ DEFICIENCY

The Company has authorized shares of common stock of 600,000,000 shares.

During the year ended December 31, 2016, the Company issued 550,000 shares of common stock with a fair value of $22,500 to a note holder to extend the maturity date of the note.

During the year ended December 31, 2016, the Company issued 1,950,000 shares upon conversion of $97,500 face amount of Senior Convertible Note and Convertible Note. In addition, the Company issued 2,941,176 shares to settle $500,000 due to three of its officers.

During the year ended December 31, 2016, the Company issued 1,075,000 shares of common stock with a fair value of $70,405 and warrants with a fair value of $62,493 to consultants for services rendered.

At December 31, 2016 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$30.00	March 2018
2013 Series A warrants Senior convertible notes	5,200,000	$0.05	June 2017-December 2017
2013 Series B warrants Senior convertible notes	6,000,000	$0.06	June 2018-December 2018
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2018-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.06	January 2019-November 2019
2014 Warrants for services	656,364	$0.22	December 2019
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	520,833	$0.24	February 2017-July 2017
2014 Issued with 2014 SPA convertible debt	208,334	$0.22	August 2019
2014 Issued with equipment financing obligation	200,000	$0.26	October 2017
2014 issued with lease obligation	246,563	$0.20	March 2017
2014 issued with lease obligation	483,889	$0.18	May 2017
2014 Issued with 2014 SPA convertible debt	35,000	$0.05	October 2019-November 2019
2015 Issued with 2014 SPA convertible debt	116,668	$0.22	January 2020-March 2020
2015 Issued with convertible financing obligation	110,200	$0.26	January 2018-October 2018
2015 Issued with 2015 SPA convertible debt	735,002	$0.22	April 2020- November 2020
2015 Issued for services	407,067	$0.22	April 2020-November 2020
2015 Warrants issued for equipment	318,182	$0.22	January 2020
2016 Warrants issued with 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2015 Warrants issued with sale of common shares	779,413	$0.30	November 2017 -December 2017
2016 Warrants issued for consulting services	1,250,000	$0.05	June 2021
2016 Warrants issued for lease extension	150,000	$0.05	August 2019
2016 Warrants with Convertible notes	338,236	$0.05	August 2021-September 2021
2016 Warrants issued for services	200,000	$0.07	October 2019
2016 Warrants issued for lease extension	200,000	$0.05	October 2021
2016 Warrants issued with Convertible Notes	5,000,000	$0.05	November -December 2021

	38,592,241

During the year ended December 31, 2016, the Company revised the exercise price of the warrants based the provisions for down round provided for in the agreements. The exercise prices indicated in the table above are the revised strike price in effect at December 31, 2016. In addition, the Company issued 354,546 additional warrants pursuant to the down round provisions.

During the year ended December 31, 2016, there were 2,452,065 warrants that expired unexercised, and 9,732,772 warrants issued.

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
	31,311,534

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Balance at beginning of period	$310,960	$309,993
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	51,001	38,282
Reclassification of warrant liability as additional paid in capital upon exercise of warrants	—	(3,534)
Equipment purchased with warrants classified as derivative liabilities due to “down round” provision	—	50,100
Unrealized gain on fair value adjustment	(177,281)	(83,881)
	$184,680	$310,960

The fair value of warrants outstanding at December 31, 2016 and 2015 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

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

The following shows the significant assumptions used to compute the share-based compensation expense for stock options granted during the years ended December 31, 2016 and 2015:

Volatility	65%
Expected term	2 - 5 years
Risk-free interest rate	1.38% - 1.62%
Expected dividend yield	0%

A summary of all stock option activity for the years ended December 31, 2016 and 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	360,650	$1.99
Issued in 2015	4,280,000	$0.20
Forfeited 2015
Outstanding at December 31, 2015	4,640,650	$0.34	4.4 years

Issued in 2016	20,000	$0.20
Forfeited in 2016	(2,500)	$60.00
Outstanding at December 31, 2016	4,658,150	$0.31	3.4 years	$—
Exercisable at December 31, 2016	3,929,819	$0.33	3.4 years	$—

The Company granted 20,000 options during the year ended December 31, 2016 and 4,280,000 options during the year ended December 31, 2015. The weighted average grant date fair value of options granted during the year ended December 31, 2016 and 2015 were $0.04 and $0.09, respectively. The fair value of options that vested during the year ended December 31, 2016 and 2015 amounted to approximately $140,907 and $221,207, respectively.

At December 31, 2016, there was approximately $68,236 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

In 2015, the Company granted 500,000 restricted shares to an officer with a three year vesting. During the years ended December 31, 2016 and 2015, $24,444 and $36,667, respectively, was charged to operations as stock based compensation costs for the restricted shares granted. At December 31, 2016, there was $48,889 of unrecognized compensation cost related to non-vested stock grants that is expected to be recognized over a period of approximately 1.75 years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

The following schedule provides minimum future payments for each of the periods ending June 30, 2016 through 2020 as defined in the NHL license and sponsorship agreements as of December 31, 2016 remeasured from Canadian dollars to U. S. dollars at the spot rate on December 31, 2016:

For the period	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	Total
Sponsorship fee	372,400	521,360	633,080	633,080	633,080	2,793,000
Minimum royalty	223,440	372,400	446,880	521,360	670,320	2,234,000
Media commitment	148,960	148,960	148,960	148,960	148,960	744,800
Product in kind	1,490	1,490	1,490	1,490	1,490	7,448
Total Commitment	746,290	1,044,210	1,230,410	1,304,890	1,453,850	5,779,648

No payments were made to the NHL under this agreement as of December 31, 2016. The agreement provides for termination provisions for nonpayment. The Sponsorship and Minimum royalty payments due to the NHL (in Canadian dollars) are as follows in the initial period: $200,000 on November 15, 2015, $200,000 on January 15, 2016 and $400,000 on April 15, 2016. The company has accrued $858,754 of this total commitment as of December 31, 2016. As part of the agreement, the NHL has commitments to the Company including a retail royalty fund which partially reduces the total commitment above.

Major League Baseball Properties, Inc License Agreement

In June, 2016 the Company entered into a license agreement beginning January 1, 2016 through December 31, 2018 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, and $575,000 during 2018. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid shall offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company has paid $102,000 during the year ended December 31, 2016 and has accrued $48,000 at December 31, 2016 and charged to operations $150,000 of guaranteed payments related to the year ended December 31, 2016.

Operating Lease Obligations

As of December 31, 2016, the Company has two operating lease agreements for warehouse space, one in southern California and one in in Las Vegas . The lease for the California warehouse was extended for an additional term of one year until January 2018 with a base rent of $2,830 a month. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,068 with scheduled increases. The Company also has two vehicle leases for use in product distribution and sales efforts. The vehicle leases expire in October 2017 and June 2021 and require a monthly payment of $1,063. Rent expense amounted to $58,282 and $65,141 during the years ended December 31, 2016 and 2015, respectively.

The aggregate rental commitments for the real estate leases at December 31, 2016 is:

2017	$46,776
2018	4,966
Total	$51,742

NOTE 11. INCOME TAXES

Loss from operations before provision (benefit) for income taxes is summarized in the following table.

	For the Year Ending
	2016	2015
Domestic	$(2,339,677)	$(1,873,516)
Foreign	(268,692)	(173,588)
	$(2,608,369)	$(2,047,104)

The income tax provision (benefit) is summarized in the following table.

	For the Year Ending
	2016	2015
Current:
Federal	$—	$—
State	(908)	3,470
Foreign	—	—
Total current	(908)	3,470

Deferred:
Federal	(886,965)	(694,357)
State	(127,328)	(94,514)
Foreign	(65,963)	(42,055)
Total deferred	(1,080,256)	(830,926)
Less increase in allowance	1,080,256	830,926
Net deferred	—	—

Total income tax provision (benefit)	$(908)	$3,470

The significant components of the deferred tax assets and liabilities are summarized below.

	As of December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,698,856	$1,669,671
Depreciable and amortizable assets	(64,135)	(48,106)
Prepaid expense	(253)	(253)
Intangible asset	(87,002)	(130,503)
Stock based compensation	223,543	162,396
Beneficial conversion feature	(22,184)	—
Loss reserve	2,736	3,239
Accrued compensation	108,743	157,443
Other	680	116
Total	2,860,984	1,814,003
Less valuation allowance	(2,860,984)	(1,814,003)
Net deferred assets (liabilities)	$—	$—

The Company has approximately $6,679,000, and $1,144,000 in federal U.S. and Canadian net operating loss carryforwards (“NOLs”), respectively, as well as $5,685,000 in U.S. state and $1,144,000 in Canadian provincial NOLs available to reduce future taxable income. These carryforwards begin to expire in year 2030. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to fully offset the NOLs, and the total net deferred tax assets, as well.

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

During the years ended December 31, 2016 and 2015 the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. and Canada federal jurisdictions, the states of California, Florida, Illinois and New York, as well as the province of Ontario. The tax years 2013-2016 generally remain open to examination by the U.S. federal and state taxing authorities. In addition, the 2012 tax year is still open for the state of California, Canadian federal and province of Ontario taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	2016	2015
Statutory United States federal rate	34.00%	34.00%
United States federal tax on foreign branch operations	3.31	4.99
State income tax, net of federal benefit	4.94	4.25
Other foreign income tax, net of federal benefit	1.01	.82
Change in valuation reserves	(41.41)	(40.55)
Permanent differences	(1.41)	(.44)
Tax rate differential between jurisdictions	(2.72)	(2.54)
State income tax law changes	—	—
Other	2.31	(1.54)
Effective tax rate benefit (provision)	.03%	(.17)%

NOTE 12. SALE OF MASTER DISTRIBUTOR AGREEMENT

Mr. Neelin, a former officer of the Company, and the Company entered into a five year exclusive Master Distributor Agreement to market and sell U-Vend services in Canada and Latin America. All expenses associated with the marketing, selling and the provisioning of the services will be borne by Mr. Neelin. The Company will earn a royalty fee of 10% on total gross sales of the services sold through the distribution agreement. Royalties will be paid to the Company on a quarterly basis. Pursuant to the agreement, Neelin waived an amount of $93,000 due to him from the Company and this amount has been accounted as other income.

NOTE 13. SUBSEQUENT EVENTS

On January 26, 2017, the Company issued a convertible note under the Company’s 2016 Securities Purchase Agreement for $20,000 with an interest rate of 9.5% and two year term. The note is convertible into 400,000 shares of common stock at $0.05 per share. In addition, the Company issued 400,000 warrants with an exercise price of $0.07 per share and five year term in connection with this debt.

On January 5, 2017, the Company issued 400,000 shares of common stock upon exercise of warrants resulting in cash proceeds of $20,000 to the Company.

Effective February 1, 2017, the Company appointed David Graber as the Company’s Chief Executive Officer. Mr. Graber is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of December 31, 206 the Company had $1,434,591 in aggregate face amount due pursuant to Senior Convertible Notes and Convertible Notes, net of unamortized discount of $68,047 with $1,366,544 carrying value. During the year ended December 31, 2016, the Company incurred approximately $100,000 of interest expense for the borrowing from Cobrador. In addition, subsequent to the year end, the Company borrowed $20,000 pursuant a Convertible Note.

In February 2017, the Company issued three convertible notes under the Company’s 2016 Securities Purchase Agreement for an aggregate amount of $200,000 with an interest rate of 9.5% and two year term. The note is convertible into an aggregate of four million shares of common stock at $0.05 per share. In addition, the Company issued an aggregate of four million warrants with an exercise price of $0.07 per share and five year term in connection with this debt.

On March 31, 2017, the Company borrowed $25,000 pursuant to a promissory note that bears interest at 10% and due in 30 days.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-VEND, INC.

April 14, 2017	By:	/s/ David Graber
David Graber Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2017	By:	/s/ Philip Jones
Philip Jones Director

April 14, 2017	By:	/s/ David Graber
David Graber Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

April 14, 2017	By:	/s/ Raymond Meyers
Raymond Meyers Director

April 14, 2017	By:	/s/ Alexander Orlando
Alexander Orlando Director

April 14, 2017	By:	/s/ Patrick White
Patrick White Director