Form 10-Q
period 2017-03-31
U-Vend, Inc.
filed 2017-05-15
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(855) 558-8363
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer  ☐      Smaller Reporting Company  ☒      Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 25,064,992, as of May 9, 2017.

U-VEND, INC.

2

U-VEND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash	$67,104	$61,914
Accounts receivable	18,668	16,543
Inventory (net)	95,654	76,212
Prepaid expenses and other assets	50,327	39,101
Total current assets	231,753	193,770

Noncurrent assets:
Property and equipment (net)	691,515	710,605
Security deposits	17,386	17,386
Intangible asset (net)	151,901	173,601
Goodwill	642,340	642,340
Total noncurrent assets	1,503,142	1,543,932

Total assets	$1,734,895	$1,737,702

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$447,269	$433,440
Accrued expenses	107,522	105,584
Accrued interest	270,990	215,640
NHL and MLB sponsorship liability	1,105,244	906,754
Amounts due to officers and directors	363,009	288,396
Senior convertible notes, net of discount	375,282	360,775
Promissory notes payable	518,168	498,101
Convertible notes payable, net of discount	657,919	696,480
Current capital lease obligation, net of discount	263,082	261,372
Total current liabilities	4,108,485	3,766,542

Noncurrent liabilities:
Convertible notes payable, net of discount	1,305,561	1,084,923
Warrant liabilities	190,251	184,680
Total noncurrent liabilities	1,495,812	1,269,603

Total liabilities	5,604,297	5,036,145
Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 600,000,000 shares authorized, 25,064,992 shares issued and outstanding (24,664,992 - 2016)	25,065	24,664
Additional paid-in capital	5,171,377	5,111,776
Accumulated deficit	(9,065,844)	(8,434,883)
Total stockholders’ deficiency	(3,869,402)	(3,298,443)

Total liabilities and stockholders’ deficiency	$1,734,895	$1,737,702

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016

Revenue	$330,026	$293,542

Cost of revenue	168,891	143,616

Gross profit	161,135	149,926

Operating expenses:
Selling	388,105	302,024
General and administrative	309,016	273,577
	697,121	575,601

Operating loss	(535,986)	(425,675)

Other (income) expense, net:
Gain on change in fair value of debt and warrant liabilities	(11,369)	(29,205)
Amortization of debt discount and deferred financing costs	23,796	26,931
Interest expense	80,741	56,665
Unrealized loss on foreign currency	1,807	8,415
	94,975	62,806

Net loss	$(630,961)	$(488,481)

Net loss per share- basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding - basic and diluted	25,047,014	18,198,267

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net loss	$(630,961)	$(488,481)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	40,002	42,646
Gain on fair value of warrant liabilities	(11,369)	(29,205)
Depreciation	41,101	35,250
Amortization of intangible assets	21,700	21,700
Amortization of debt discount and deferred financing costs	23,796	26,931
Unrealized loss on foreign currency	1,807	8,415
(Increase) decrease in assets:
Accounts receivable	(2,125)	(9,697)
Inventory	(19,442)	(12,021)
Prepaid expenses and other assets	(11,226)	21,747
Increase in liabilities:
Accounts payable and accrued expenses	214,256	187,480
Accrued interest	54,982	40,512
Amount due to officers and directors	74,613	70,074
Net cash used by operating activities	(202,866)	(84,649)

Cash flows from investing activities:
Purchase of property and equipment	(22,011)	(38,021)
Net cash used by investing activities	(22,011)	(38,021)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	20,000	—
Proceeds from convertible notes	220,000	—
Proceeds from promissory notes	37,300	178,800
Principal repayment of convertible note	(30,000)	—
Principal repayments of promissory notes	(17,233)	(16,817)
Deferred financing costs paid	—	(100,000)
Net cash provided by financing activities	230,067	61,983

Net (decrease) increase in cash	5,190	(60,687)

Cash - beginning of period	61,914	139,677

Cash - end of period	$67,104	$78,990

Cash paid for :
Interest	$24,000	$15,000

Non-cash investing and financing activities:
Debt discount related to warrant liability and beneficial conversion feature	$16,940	$—
Issuance of common shares and warrants as debt financing or extension costs	$—	$7,000

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2017 (Unaudited)

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

Management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $630,961 during the three months ended March 31, 2017, has incurred accumulated losses totaling $9,065,844, and has a working capital deficit of $3,876,732 at March 31, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2016 included in the Company’s 10-K annual report filed with the SEC on April 28, 2017.

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

As of March 31, 2017, there were approximately 91.5 million (44.9 million at March 31, 2016) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on March 31, 2017 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. Certain convertible notes payable are recorded at fair value at March 31, 2017 (See Note 2). The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Accounting Pronouncements - FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows”, regarding the presentation of restricted cash on the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

NOTE 2. DEBT

Senior Convertible Notes

The Company entered into a Securities Purchase Agreement (“2013 SPA”) dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or “Cobrador”) pursuant to Cobrador providing an aggregate of $400,000 financing through senior convertible notes and warrants. Pursuant to 2013 SPA, there were an aggregate of 11.2 million Series A Warrants expiring at various dates between June 2017 and December 2018 and an aggregate of 12 million Series B Warrants expiring at various dates between June 2018 and November 2019. The Company revised the exercise price of Series B Warrants from $.06 to $.05 due to down round provisions.

During the three months ended March 31, 2017, the Company amortized debt discount of $14,507 related to the Senior Convertible Note. As of March 31, 2017, the Senior Convertible Note had a carrying value of $375,282 net of discount of $43,522.

Promissory Notes Payable

During the three months ended March 31, 2017, the Company issued an unsecured promissory note and borrowed an amount of $25,000. The promissory notes bear interest at 10% per annum and due on April 30, 2017. Subsequently, the due date was extended to May 31, 2017.

In addition, during the three months ended March 31, 2017, the Company borrowed $12,300 pursuant to an unsecured promissory note. The note bears interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $17,233 of borrowings during the three months ended March 31, 2017 and the balance outstanding on these notes at March 31, 2017 was $19,183 ($24,116 at December 31, 2016).

Convertible Notes Payable

The Company has a 18% convertible note payable in Canadian dollars that was assumed in connection with the U-Vend Canada merger on January 7, 2014 in the principal carrying value of $75,919 as of March 31, 2017, which was due for repayment in September 2014. During the three months ended March 31, 2017 and 2016, the Company recorded an unrealized loss on foreign currency translation related to these notes and the related accrued interest of $1,807 and $8,415, respectively.

During the three months ended March 31, 2017, the Company issued four Convertible Notes in the face amount of $220,000. The notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 4,400,000 warrants with an exercise price of $0.05 per share with a five year expiration. The Company allocated $16,940 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the three months ended March 31, 2017, the Company amortized $1,476 of debt discount resulting in unamortized debt discount of $15,464 and carrying value of $204,536 at March 31, 2017.

During the three months ended March 31, 2017, the Company amortized $6,102 of debt discount related to Convertible Notes issued in 2016. As of March 31, 2017, outstanding 2016 Convertible Notes had a face value of $1,126,597 and debt discount of $35,572 resulting in carrying value of $1,091,025.

During the three months ended March 31, 2017, the Company repaid $30,000 in part payment of one Convertible note previously issued.

As of March 31, 2017, two of the Convertible Notes in the aggregate amount of $149,480 are due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the noteholders for an extension of the repayment date. However, as of May 9, 2017 no agreement has been concluded. Additional interest payable, if any, on the notes as of March 31, 2017 was immaterial.

NOTE 3. STOCKHOLDERS’ DEFICIENCY

During the three months ended March 31, 2017, $40,002 ($42,646 in 2016) was charged to operations as stock based compensation costs for the options and the restricted shares granted.

During the three months ended March 31, 2017, the Company issued 400,000 shares of common stock upon exercise of warrants for $20,000.

At March 31, 2017, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$30.00	March 2018
2013 Series A warrants Senior convertible notes	5,200,000	$0.05	June 2017-December 2017
2013 Series B warrants Senior convertible notes	6,000,000	$0.05	June 2018-December 2018
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2018-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.05	January 2019-November 2019
2014 Warrants for services	656,364	$0.22	December 2019
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	312,500	$0.24	July 2017
2014 Issued with 2014 SPA convertible debt	208,334	$0.22	August 2019
2014 Issued with equipment financing obligation	200,000	$0.26	October 2017
2014 issued with lease obligation	483,889	$0.18	May 2017
2014 Issued with 2014 SPA convertible debt	35,000	$0.05	October 2019-November 2019
2015 Issued with 2014 SPA convertible debt	116,668	$0.22	January 2020-March 2020
2015 Issued with convertible financing obligation	110,200	$0.26	January 2018-October 2018
2015 Issued with 2015 SPA convertible debt	735,002	$0.22	April 2020- November 2020
2015 Issued for services	407,067	$0.22	April 2020-November 2020
2015 Warrants issued for equipment	318,182	$0.22	January 2020
2016 Warrants issued with 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2015 Warrants issued with sale of common shares	779,413	$0.30	November 2017 -December 2017
2016 Warrants issued for consulting services	850,000	$0.05	June 2021
2016 Warrants issued for lease extension	150,000	$0.05	August 2019
2016 Warrants with Convertible notes	338,236	$0.05	August 2021-September 2021
2016 Warrants issued for services	200,000	$0.07	October 2019
2016 Warrants issued for lease extension	200,000	$0.05	October 2021
2016 Warrants issued with Convertible Notes	5,000,000	$0.05	November -December 2021
2017 Warrants issued with Convertible notes	4,400,000	$0.05	January -February 2022
	42,137,345

During the three months ended March 31, 2017, 454,896 warrants expired unexercised.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS OPEN

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and the year ended December 31, 2016.

	March 31, 2017	December 31, 2016
Balance at beginning of period	$184,680	$310,960
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	16,940	51,001
Unrealized gain on fair value adjustment	(11,369)	(177,281)
	$190,251	$184,680

The fair value of warrants outstanding at March 31, 2017 and December 31, 2016 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 5. RELATED PARTY TRANSACTIONS

Effective February 1, 2017, the Company appointed David Graber as the Company’s Chief Executive Officer. Mr. Graber is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of December 31, 2016, the Company had $1,434,591 in aggregate face amount due pursuant to Senior Convertible Notes and Convertible Notes, net of unamortized discount of $68,047 with $1,366,544 carrying value. During the three months ended March 31, 2017, the Company borrowed $20,000 pursuant a Convertible Note. As of March 31, 2017, the Company had $1,454,591 in aggregate face amount due pursuant to Senior Convertible Notes and Convertible Notes, net of unamortized discount of $51,971 with $1,402,620 carrying value.

For the three months ended March 31, 2017 and 2016, the Company incurred approximately $51,000 and $25,000, respectively of interest expenses for the borrowings from Cobrador.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2017 and March 31, 2016

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

Management’s plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $630,961 during the three months ended March 31, 2017, has accumulated losses totaling $9,065,844, and has a working capital deficit of $3,876,732 at March 31, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations: For the Three Months Ended March 31, 2017 and March 31, 2016

Revenues:

For the three months ended March 31, 2017, the Company’s revenues increased by $36,484 or 12.4% to $330,026 compared to revenues of $293,542 during the three months ended March 31, 2016. The increases in revenues were due to additional electronic kiosks installed and operational during 2016 and due to additional wholesale sales the Company had in 2017. As of March 31, 2017, the Company had 141 electronic kiosks installed and operational in Southern California and Las Vegas, Nevada compared to 125 at March 31, 2016.

Cost of Revenues:

For the three months ended March 31, 2017, the Company’s cost of revenues increased by $25,275 or 17.6% to $168,891 compared to cost of revenues of $143,616 during the three months ended March 31, 2016. The increase in cost of revenues in 2017 was due to higher revenues generated by the Company in 2017 compared to 2016. The Company’s cost of revenues as a percentage of revenues during the three months ended March 31, 2017 was 51.2%, compared to 48.9% during the three months ended March 31, 2016.

Selling Expenses:

Selling expenses for three months ended March 31, 2017 increased by $86,081 compared to the comparable period in 2016. Selling expenses increased, in part, due to additional sponsorship and media commitment fees in connection with NHL Corporate Marketing Agreement and MLB in 2017 off set with elimination of an executive compensation. During the three months ended March 31, 2017, the Company accrued and expensed $246,490 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and MLB compared to $122,192 during the comparable period in 2016.

General and Administrative Expenses:

General and Administrative expenses for the three months ended March 31, 2017 increased by $35,439 compared to the comparable period in 2016. Increased levels of operations and revenues in 2017 resulted in increases in support costs including compensation, revenue based incentives and travel expenses.

Change in fair value of debt and warrant liabilities:

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date with any change in fair value reported in the condensed consolidated statements of operations. During the three months ended March 31, 2017, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $11,369 compared with a gain of $29,205 recognized in the comparable period in 2016.

Amortization of debt discount and deferred financing costs:

Amortization of debt discount and deferred financing costs decreased by $3,135 from $26,931 during the three months ended March 31, 2016 to $23,796 during the three months ended March 31, 2017.

Interest expense:

Interest expense for the three months ended March 31, 2017 increased by $24,076 over the comparable period in 2016. The increase was due to higher levels of borrowings the Company had in 2017.

Unrealized loss on foreign currency:

The Company had two convertible notes payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger. The Company repaid one of them during 2016. During the three months ended March 31, 2017, the Company recorded an unrealized loss on foreign currency related to these notes and the related accrued interest of $1,807. Unrealized foreign currency loss of $8,415 was recorded in the three months ended March 31, 2016.

Net Loss:

As a result of the foregoing, the net loss for the three months ended March 31, 2017 was $630,961 compared to a net loss of $488,481 during the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, the Company had a working capital deficiency of $3,876,732 compared to working capital deficiency of $3,572,772 at December 31, 2016. The increase in the working capital deficiency is due to the Company’s operating losses during the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company’s operating activities used cash of approximately $203,000 compared to approximately $85,000 used during the three months ended March 31, 2016.

During the three months ended March 31, 2017, the Company’s operations, after adjusting for non-cash items, used approximately $514,000 of cash. Changes in working capital items provided approximately $311,000 of cash during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company’s operations, after adjustment for non-cash items, used approximately $383,000 of cash and working capital items provided approximately $298,000 of cash.

During the three months ended March 31, 2017, the Company issued four Convertible Notes in the face amount of $220,000. The notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 4,400,000 warrants with an exercise price of $0.05 per share with a five-year expiration. The Company allocated $16,940 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the three months ended March 31, 2017, the Company amortized $1,476 of debt discount resulting in unamortized debt discount of $15,464 and carrying value of $204,536 at March 31, 2016.

During the three months ended March 31, 2017, the Company issued an unsecured promissory note and borrowed an amount of $25,000. The promissory notes bear interest at 10% per annum and due on April 30, 2017. Subsequently, the due date was extended to May 31, 2017.

In addition, during the three months ended March 31, 2017, the Company borrowed $12,300 pursuant to an unsecured promissory note. The note bear interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $17,233 of borrowings during the three months ended March 31, 2017 and the balance outstanding on these notes at March 31, 2017 was $19,183 ($24,116 at December 31, 2016).

During the three months ended March 31, 2017, the Company repaid $30,000 in part payment of one Convertible note previously issued.

As of March 31, 2017, two of the Convertible Notes in the aggregate amount of $149,480 are due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the noteholders for an extension of the repayment date. However, as of May 12, 2017 no agreement has been concluded. Additional interest payable, if any, on the notes as of March 31, 2017 was immaterial.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $630,961 during the three months ended March 31, 2017, has accumulated losses totaling $9,065,844, and has a working capital deficit of $3,876,732 at March 31, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The estimated fair value of the convertible notes is determined based on the trading price on March 31, 2017, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Our chief executive officer also acting as chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2016 exist in our internal control over financial reporting based on the evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, the Company issued:

●	four convertible notes in the aggregate face amount of $220,000 with an interest rate of 9.5% and two year term. These notes are convertible into 4,400,000 shares of common stock at $0.05 per share. The Company issued an aggregate of 4,400,0000 warrants with an exercise price of $0.05 per share and 5 year term in connection with this debt;

●	400,000 shares of its common stock upon exercise of warrants for $20,000.

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

U-VEND, INC.

May 15, 2017	By:	/s/ David Graber
David Graber Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)