Form 10-Q
period 2017-06-30
U-Vend, Inc.
filed 2017-08-14
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 26,264,992, as of August 8, 2017.

U-VEND, INC.

U-VEND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	June 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
Current assets:
Cash	$42,944	$61,914
Accounts receivable	32,068	16,543
Inventory (net)	124,289	76,212
Prepaid expenses and other assets	47,577	39,101
Total current assets	246,878	193,770

Noncurrent assets:
Property and equipment (net)	664,887	710,605
Security deposits	18,047	17,386
Intangible asset (net)	130,201	173,601
Goodwill	642,340	642,340
Total noncurrent assets	1,455,475	1,543,932

Total assets	$1,702,353	$1,737,702

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$607,600	$433,440
Accrued expenses	105,856	105,584
Accrued interest	337,410	215,640
NHL and MLB sponsorship liability	1,343,708	906,754
Amounts due to officers and directors	474,603	288,396
Senior convertible notes, net of discount	389,789	360,775
Promissory notes payable	480,135	498,101
Convertible notes payable, net of discount	1,388,175	696,480
Current capital lease obligation	263,906	261,372
Total current liabilities	5,391,182	3,766,542

Noncurrent liabilities:
Convertible notes payable, net of discount	586,213	1,084,923
Warrant liabilities	177,924	184,680
Total noncurrent liabilities	764,137	1,269,603

Total liabilities	6,155,319	5,036,145
Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 600,000,000 shares authorized, 26,214,992 shares issued and outstanding (24,664,992 - 2016)	26,215	24,664
Additional paid-in capital	5,253,072	5,111,776
Accumulated deficit	(9,732,253)	(8,434,883)
Total stockholders’ deficiency	(4,452,966)	(3,298,443)

Total liabilities and stockholders’ deficiency	$1,702,353	$1,737,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$441,156	$381,481	$771,182	$675,023

Cost of revenue	221,465	178,874	390,356	322,490

Gross profit	219,691	202,607	380,826	352,533

Operating expenses:
Selling	398,762	318,820	786,867	620,844
General and administrative	393,751	361,967	702,767	635,544
	792,513	680,787	1,489,634	1,256,388

Operating loss:	(572,822)	(478,180)	(1,108,808)	(903,855)
Other (income) expense, net
Gain on change in fair value of debt and warrant liabilities	(13,989)	(78,980)	(25,358)	(108,185)
Amortization of debt discount and deferred financing costs	23,620	109,076	47,416	136,007
Interest expense	84,623	60,981	165,364	117,646
Unrealized (gain) loss on foreign currency	(667)	612	1,140	9,027
	93,587	91,689	188,562	154,495

Net loss	$(666,409)	$(569,869)	$(1,297,370)	$(1,058,350)

Net loss per share- basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Weighted average common shares outstanding - basic and diluted	25,378,325	18,198,816	25,212,770	18,198,541

The accompanying notes are an integral part of the condensed consolidated financial statements.

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$(1,297,370)	$(1,058,350)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	122,847	85,292
Gain on fair value of warrant liabilities	(25,358)	(108,185)
Depreciation	84,196	71,007
Amortization of intangible assets	43,400	43,400
Amortization of debt discount and deferred financing costs	47,416	40,167
Unrealized loss on foreign currency	1,140	9,027
Settlement of debt interest, fees and penalties with convertible notes	—	95,840
(Increase) decrease in assets:
Accounts receivable	(15,525)	(12,358)
Inventory	(48,077)	(15,639)
Prepaid expenses and other assets	(9,137)	30,107
Increase in liabilities:
Accounts payable and accrued expenses	611,385	311,538
Accrued interest	121,350	70,849
Amount due to officers and directors	186,207	184,020
Net cash used by operating activities	(177,526)	(253,285)

Cash flows from investing activities:
Purchase of property and equipment	(38,478)	(40,766)
Net cash used by investing activities	(38,478)	(40,766)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	20,000	—
Proceeds from convertible notes	220,000	—
Proceeds from promissory notes	37,300	503,300
Principal Repayment of convertible notes	(50,000)	—
Principal repayments of promissory notes	(30,266)	(49,800)
Deferred financing costs paid	—	(100,000)
Net cash provided by financing activities	197,034	353,500

Net (decrease) increase in cash	(18,970)	59,449

Cash - beginning of period	61,914	139,677

Cash - end of period	$42,944	$199,126

Cash paid for:
Interest	$41,000	$44,000

Non-cash investing and financing activities:
Debt discount related to warrant liability and beneficial conversion feature	$18,602	$106,285
Issuance of common shares and warrants as debt financing or extension costs	$—	$7,000
Conversion of senior convertible notes to common stock	$—	$22,500
Issuance of common shares to pay due to officers	$—	$500,000
Issuance of senior convertible note to settle interest, fees and penalties due	$—	$108,804
Issuance of convertible notes to settle principal, interest, fees and penalties	$25,000	$761,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

U-VEND, INC.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2017 (Unaudited)

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

Management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,297,370 during the six months ended June 30, 2017, has incurred accumulated losses totaling $9,732,253, and has a working capital deficit of $5,144,304 at June 30, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, please refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2016 included in the Company’s 10-K annual report filed with the SEC on April 14, 2017.

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

As of June 30, 2017, there were approximately 91.3 million (53.1 million at June 30, 2016) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on June 30, 2017 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. Certain convertible notes payable are recorded at fair value at June 30, 2017 and December 31, 2016 (See Note 2). The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Accounting Pronouncements - FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. This ASU requires inventory within the scope of the guidance to be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The adoption of this standard during the three months ended March 31, 2017, did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this standard during the three months ended March 31, 2017, did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017. The adoption of this standard during the three months ended March 31, 2017 did not have a material impact on our consolidated financial statements.

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

NOTE 2. DEBT

Senior Convertible Notes

The Company entered into a Securities Purchase Agreement (“2013 SPA”) dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or “Cobrador”) pursuant to Cobrador providing an aggregate of $400,000 financing through senior convertible notes and warrants. Pursuant to 2013 SPA, there were an aggregate of 11.2 million Series A Warrants expiring at various dates between June 2017 and December 2018 and an aggregate of 12 million Series B Warrants expiring at various dates between June 2018 and November 2019. During the six months ended June 30, 2017, the Company revised the exercise price of Series B Warrants from $.06 to $.05 due to down round provisions.

During the three and six months ended June 30, 2017, the Company amortized debt discount of $14,507 and $29,015, respectively related to the Senior Convertible Note. As of June 30, 2017, the Senior Convertible Note had a carrying value of $389,789 net of discount of $29,015.

Promissory Notes Payable

During the three months ended March 31, 2017, the Company issued an unsecured promissory note and borrowed an amount of $25,000. The promissory notes bear interest at 10% per annum and due on April 30, 2017. Subsequently, the due date was extended to May 31, 2017. In June 2017, this promissory note was converted into a convertible note.

In addition, during the six months ended June 30, 2017, the Company borrowed $12,300 pursuant to an unsecured promissory note. The note bears interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $30,266 of borrowings during the six months ended June 30, 2017 and the balance outstanding on these notes at June 30, 2017 was $6,150 ($24,116 at December 31, 2016).

Convertible Notes Payable

The Company has a 18% convertible note payable in Canadian dollars that was assumed in connection with the U-Vend Canada merger on January 7, 2014 in the principal carrying value of $75,200 as of June 30, 2017, which was due for repayment in September 2014. During the three and six months ended June 30, 2017, the Company recorded an unrealized (gain) loss on foreign currency translation and an unrealized (gain) loss on foreign currency translation related to this note and the related accrued interest of $(667) ($612 in 2016) and $1,140 ($9,027 in 2016), respectively.

During the six months ended June 30, 2017, the Company issued four Convertible Notes in the face amount of $220,000. In addition, the Company issued a Convertible Note in face amount of $25,000 in settlement of a previously issued promissory note. The notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 4,900,000 warrants with an exercise price of $0.05 per share with a five year expiration. The Company allocated $18,602 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the three and six months ended June 30, 2017, the Company amortized $2,187 and $3,663, respectively, of debt discount resulting in unamortized debt discount of $14,939 and carrying value of $230,061 at June 30, 2017.

During the three and six months ended June 30, 2017, the Company amortized $6,102 and $12,204, respectively, of debt discount related to Convertible Notes issued in 2016. As of June 30, 2017, outstanding 2016 Convertible Notes had a face value of $1,126,597 and debt discount of $29,470 resulting in carrying value of $1,097,127.

During the six months ended June 30, 2017, the Company repaid $50,000 in payment of one Convertible note previously issued.

As of June 30, 2017, two of the Convertible Notes in the aggregate amount of $150,200 are due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the noteholders for an extension of the repayment date. However, as of August 9, 2017 no agreement has been concluded. Additional interest payable, if any, on the notes as of June 30, 2017 was immaterial.

NOTE 3. STOCKHOLDERS’ DEFICIENCY

During the six months ended June 30, 2016, the Company granted 1,150,000 shares of its common shares to its employee and consultants and, $42,840 representing the fair value of the shares was charged to operations. In addition, during the six months ended June 30, 2017, $80,007 ($85,292 in 2016) was charged to operations as stock based compensation costs for the options and the restricted shares granted.

During the six months ended June 30, 2017, the Company issued 400,000 shares of common stock upon exercise of warrants for $20,000.

At June 30, 2017, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$30.00	March 2018
2013 Series A warrants Senior convertible notes	4,500,000	$0.05	August 2017-December 2017
2013 Series B warrants Senior convertible notes	6,000,000	$0.05	June 2018-December 2018
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2018-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.05	January 2019-November 2019
2014 Warrants for services	656,364	$0.22	December 2019
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	312,500	$0.24	July 2017
2014 Issued with 2014 SPA convertible debt	208,334	$0.22	August 2019
2014 Issued with equipment financing obligation	200,000	$0.26	October 2017
2014 Issued with 2014 SPA convertible debt	35,000	$0.05	October 2019-November 2019
2015 Issued with 2014 SPA convertible debt	116,668	$0.22	January 2020-March 2020
2015 Issued with convertible financing obligation	110,200	$0.26	January 2018-October 2018
2015 Issued with 2015 SPA convertible debt	735,002	$0.22	April 2020- November 2020
2015 Issued for services	407,067	$0.22	April 2020-November 2020
2015 Warrants issued for equipment	318,182	$0.22	January 2020
2016 Warrants issued with 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2015 Warrants issued with sale of common shares	779,413	$0.30	November 2017 -December 2017
2016 Warrants issued for consulting services	850,000	$0.05	June 2021
2016 Warrants issued for lease extension	150,000	$0.05	August 2019
2016 Warrants with Convertible notes	338,236	$0.05	August 2021-September 2021
2016 Warrants issued for services	200,000	$0.07	October 2019
2016 Warrants issued for lease extension	200,000	$0.05	October 2021
2016 Warrants issued with Convertible Notes	5,000,000	$0.05	November -December 2021
2017 Warrants issued with Convertible notes	4,900,000	$0.05	January -June 2022
	41,453,456

During the six months ended June 30, 2017, 1,638,785 warrants expired unexercised.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017	December 31, 2016
Balance at beginning of period	$184,680	$310,960
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	18,602	51,001
Unrealized gain on fair value adjustment	(25,358)	(177,281)
	$177,924	$184,680

The fair value of warrants outstanding at June 30, 2017 and December 31, 2016 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 5. RELATED PARTY TRANSACTIONS

Effective February 1, 2017, the Company appointed David Graber as the Company’s Chief Executive Officer. Mr. Graber is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of December 31, 2016, the Company had $1,434,591 in aggregate face amount due pursuant to Senior Convertible Notes and Convertible Notes, net of unamortized discount of $68,047 with $1,366,544 carrying value. During the six months ended June 30, 2017, the Company borrowed $20,000 pursuant a Convertible Note. As of June 30, 2017, the Company had $1,454,591 in aggregate face amount due pursuant to Senior Convertible Notes and Convertible Notes, net of unamortized discount of $36,850 with $1,417,741 carrying value.

For the six months ended June 30, 2017 and 2016, the Company incurred approximately $108,000 and $56,000, respectively of interest expenses for the borrowings from Cobrador and included in the accrued interest at June 30, 2017.

NOTE 6. SUBSEQUENT EVENTS

In July 2017, the Company entered into a services agreement with a consultant and issued a total of 50,000 shares of restrictive common stock for services to be rendered.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six months ended June 30, 2017 and June 30, 2016

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

General

U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.” We are headquartered in Santa Monica, California and maintain operations in southern California, and Las Vegas, Nevada. Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (800) 467-1496. Our corporate website address is www.u-vend.com. Information contained on our websites is not a part of this interim report.

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

Management’s plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,297,370 during the six months ended June 30, 2017, has accumulated losses totaling $9,732,253, and has a working capital deficit of $5,144,304 at June 30, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations: For the Three and Six Months Ended June 30, 2017 and June 30, 2016

Revenues:

For the three months ended June 30, 2017, the Company’s revenues increased by $59,675 or 15.6% to $441,156 compared to revenues of $381,481 during the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company’s revenues increased by $96,159 or 14.2% to $771,182 compared to revenues of $675,023 during the six months ended June 30, 2016. The increases in revenues were due to additional electronic kiosks installed and operational during 2016 and 2017 and due to additional wholesale sales the Company had in 2017. As of June 30, 2017, the Company had 144 electronic kiosks installed and operational in Southern California and Las Vegas, Nevada compared to 131 at June 30, 2016.

Cost of Revenues:

For the three months ended June 30, 2017, the Company’s cost of revenues increased by $42,591 or 23.8% to $221,465 compared to cost of revenues of $178,874 during the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company’s cost of revenues increased by $67,866 or 21.0% to $390,356 compared to cost of revenues of $322,490 during the comparable period in 2016. The increase in cost of revenues in 2017 was due to higher revenues generated by the Company in 2017 compared to 2016. The Company’s cost of revenues as a percentage of revenues during the three and six months ended June 30, 2017 were 50.2% and 50.6%, respectively, compared to 46.9% and 47.8%, respectively, in 2016.

Selling Expenses:

Selling expenses for three months and six months ended June 30, 2017 increased by $79,942 and $166,023, respectively, compared to the comparable period in 2016. Selling expenses increased, in part, due to increased revenues attained by the Company during 2017 resulting in increases in selling expenses such as commissions paid to host locations where the Company’s kiosks are based. In addition, during the six months ended June 30, 2017, the Company expensed $484,954 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and MLB compared to $247,920 during the comparable period in 2016.

General and Administrative Expenses:

General and Administrative expenses for the three months and six months ended June 30, 2017 increased by $31,784 and $67,223, respectively, compared to the comparable periods in 2016. Increased levels of operations and revenues in 2017 resulted in increases in support costs including compensation, revenue based incentives and travel expenses.

Change in fair value of debt and warrant liabilities:

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date with any change in fair value reported in the condensed consolidated statements of operations. During the three and six months ended June 30, 2017, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $13,989 and $25,358, respectively. During the three and six months ended June 30, 2016 the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $78,980 and $108,185, respectively.

Amortization of debt discount and deferred financing costs:

Amortization of debt discount and deferred financing costs decreased by $84,456 from $109,076 during the three months ended June 30, 2016 to $23,620 during the three months ended June 30, 2017.For the six months ended June 30, 2017, amortization of debt discount and deferred financing costs decreased by $88,591 from $136,007 to $47,416. The decrease in debt discount and deferred financing costs were due to additional interest, expenses, fine and penalties of $95,844 arising from Senior Convertible Notes and 2016 SPA notes issuance charged as debt discount and deferred financing costs in 2016.

Interest expense:

Interest expense for the three months and six months ended June 30, 2017 increased by $23,642 and $47,718, respectively over the comparable period in 2016. The increases were due to higher levels of borrowings the Company had in 2017.

Unrealized loss on foreign currency:

The Company had two convertible notes payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of them during 2016. During the three months and six months ended June 30, 2017, the Company recorded an unrealized (gain) loss on foreign currency related to these notes and the related accrued interest of ($667) and $1,140, respectively. During the three and six months ended June 30, 2016, the Company recorded an unrealized loss on foreign currency translation of $612 and, $9,027, respectively, related to these notes.

Net Loss:

As a result of the foregoing, the net loss for the three months ended June 30, 2017 was $666,409 compared to a net loss of $569,869 during the three months ended June 30, 2016. For the six months ended June 30, 2017, the net loss was $1,297,370 compared to a net loss of $1,058,350 in 2016.

Liquidity and Capital Resources

At June 30, 2017, the Company had a working capital deficiency of $5,144,304 compared to working capital deficiency of $3,572,772 at December 31, 2016. The increase in the working capital deficiency is due to the Company’s operating losses during the six months ended June 30, 2017 and due to reclassification of certain Convertible note payable as current due to their maturities. During the six months ended June 30, 2017, the Company’s operating activities used cash of approximately $178,000 compared to approximately $253,000 used during the six months ended June 30, 2016.

During the six months ended June 30, 2017, the Company’s operations, after adjusting for non-cash items, used approximately $1,024,000 of cash. Changes in working capital items provided approximately $846,000 of cash during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company’s operations, after adjustment for non-cash items, used approximately $822,000 of cash and working capital items provided approximately $569,000 of cash.

During the three months ended March 31, 2017, the Company issued an unsecured promissory note and borrowed an amount of $25,000. The promissory notes bear interest at 10% per annum and due on April 30, 2017. Subsequently, the due date was extended to May 31, 2017. In June 2017, this promissory note was converted into a convertible note.

During the six months ended June 30, 2017, the Company issued four Convertible Notes in the face amount of $220,000. In addition, the Company issued a Convertible Note in face amount of $25,000 in settlement of a previously issued promissory note. The notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 4,900,000 warrants with an exercise price of $0.05 per share with a five year expiration. The Company allocated $18,602 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the three and six months ended June 30, 2017, the Company amortized $2,187 and $3,663, respectively, of debt discount resulting in unamortized debt discount of $14,939 and carrying value of $230,061 at June 30, 2017.

In addition, during the six months ended June 30, 2017, the Company borrowed $12,300 pursuant to an unsecured promissory note. The note bears interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $30,266 of borrowings during the six months ended June 30, 2017 and the balance outstanding on these notes at June 30, 2017 was $6,150 ($24,116 at December 31, 2016).

During the six months ended June 30, 2017, the Company repaid $50,000 in payment of one Convertible note previously issued.

As of June 30, 2017, two of the Convertible Notes in the aggregate amount of $150,200 are due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the noteholders for an extension of the repayment date. However, as of August 9, 2017 no agreement has been concluded. Additional interest payable, if any, on the notes as of June 30, 2017 was immaterial.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,297,370 during the six months ended June 30, 2017, has accumulated losses totaling $9,732,253, and has a working capital deficit of $5,144,304 at June 30, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The estimated fair value of the convertible notes is determined based on the trading price on June 30, 2017, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, the Company:

Granted 1,150,000 shares of its common shares to four individuals who were its director, employees, or consultants.

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

U-VEND, INC.

August 14, 2017	By:	/s/ David Graber
David Graber Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)