Form 10-Q
period 2017-09-30
U-Vend, Inc.
filed 2017-11-14
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 26,514,992, as of November 9, 2017.

U-VEND, INC.

U-VEND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$73,429	$61,914
Accounts receivable	35,944	16,543
Inventory (net)	109,594	76,212
Prepaid expenses and other assets	32,993	39,101
Total current assets	251,960	193,770

Noncurrent assets:
Property and equipment (net)	633,031	710,605
Security deposits	18,047	17,386
Intangible asset (net)	108,501	173,601
Goodwill	642,340	642,340
Total noncurrent assets	1,401,919	1,543,932

Total assets	$1,653,879	$1,737,702

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$629,635	$433,440
Accrued expenses	103,185	105,584
Accrued interest	352,139	215,640
NHL and MLB sponsorship liability	1,726,237	906,754
Amounts due to officers and directors	547,518	288,396
Senior convertible notes, net of discount	404,294	360,775
Promissory notes payable	373,985	498,101
Convertible notes payable, net of discount	1,357,553	696,480
Current capital lease obligation	146,526	261,372
Total current liabilities	5,641,072	3,766,542

Noncurrent liabilities:
Convertible notes payable, net of discount	950,444	1,084,923
Warrant liabilities	194,681	184,680
Total noncurrent liabilities	1,145,125	1,269,603

Total liabilities	6,786,197	5,036,145

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 600,000,000 shares authorized, 26,464,992 shares issued and outstanding (24,664,992 - 2016)	26,465	24,664
Additional paid-in capital	5,272,053	5,111,776
Accumulated deficit	(10,430,836)	(8,434,883)
Total stockholders’ deficiency	(5,132,318)	(3,298,443)

Total liabilities and stockholders’ deficiency	$1,653,879	$1,737,702

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$409,052	$414,842	$1,180,234	$1,089,865

Cost of revenue	233,569	205,404	623,925	527,894

Gross profit	175,483	209,438	556,309	561,971

Operating expenses:
Selling	499,842	433,005	1,286,709	1,053,849
General and administrative	259,223	499,459	961,990	1,135,003
	759,065	932,464	2,248,699	2,188,852

Operating loss	(583,582)	(723,026)	(1,692,390)	(1,626,881)
Other (income) expense, net:
Gain on change in fair value of debt and warrant liabilities	(5,176)	(11,486)	(30,534)	(119,671)
Amortization of debt discount and deferred financing costs	25,990	170,161	73,406	306,168
Interest expense	83,727	73,589	249,091	191,235
Unrealized (gain) loss on foreign currency	10,460	(1,776)	11,600	7,251
	115,001	230,488	303,563	384,983

Net loss	$(698,583)	$(953,514)	$(1,995,953)	$(2,011,864)

Net loss per share- basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.10)
Weighted average common shares outstanding - basic and diluted	26,328,728	22,075,706	25,589,808	19,503,535

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net loss	$(1,995,953)	$(2,011,864)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	142,078	125,294
Common shares and warrsnts issued for servcies		89,994
Gain on fair value of warrant liabilities	(30,534)	(119,671)
Depreciation	136,328	108,652
Amortization of intangible assets	65,100	65,100
Amortization of debt discount and deferred financing costs	73,406	210,329
Unrealized loss on foreign currency	11,600	7,251
Settlement of debt interest, fees and penalties with convertible notes	—	95,834
(Increase) decrease in assets:
Accounts receivable	(19,401)	(12,938)
Inventory	(33,382)	(56,648)
Prepaid expenses and other assets	5,447	11,622
Increase in liabilities:
Accounts payable and accrued expenses	1,013,276	596,537
Accrued interest	182,298	118,166
Amount due to officers and directors	259,122	276,089
Net cash used by operating activities	(190,615)	(496,253)

Cash flows from investing activities:
Purchase of property and equipment	(58,754)	(100,391)
Net cash used by investing activities	(58,754)	(100,391)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	20,000	—
Proceeds from convertible notes	290,000	115,000
Proceeds from promissory notes	37,300	562,800
Principal Repayment of convertible notes	(50,000)	—
Principal repayments of promissory notes	(36,416)	(65,084)
Deferred financing costs paid	—	(100,000)
Net cash provided by financing activities	260,884	512,716

Net (decrease) increase in cash	11,515	(83,928)

Cash - beginning of period	61,914	139,677

Cash - end of period	$73,429	$55,749

Cash paid for :
Interest	$63,000	$69,000
Taxes	$—	$1,000

Non-cash investing and financing activities:
Debt discount related to warrant liability and beneficial conversion feature	$40,535	$108,363
Issuance of common shares and warrants as debt financing or extension costs	$—	$7,000
Conversion of senior convertible notes to common stock	$—	$62,500
Issuance of common shares to pay due to officers	$—	$500,000
Issuance of senior convertible note to settle interest, fees and penalties due	$—	$108,804
Issuance of convertible notes to settle principal, interest, fees and penalties	$295,044	$761,597

The accompanying notes are an integral part of the condensed consolidated financial statements

U-VEND, INC.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited)

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

Management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,995,953 during the nine months ended September 30, 2017, has incurred accumulated losses totaling $10,430,836, and has a working capital deficit of $5,389,112 at September 30, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of September 30, 2017, there were approximately 103.4 million (54.7 million at September 30, 2016) shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Fair Value of Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on September 30, 2017, and December 31, 2016 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. Certain convertible notes payable are recorded at fair value at September 30, 2017 and December 31, 2016 (See Note 2). The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement.

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

Accounting Pronouncements - FASB ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. This ASU requires inventory within the scope of the guidance to be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The adoption of this standard during the first quarter of 2017, did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of this standard during the first quarter of 2017, did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017. The adoption of this standard during the first quarter of 2017 did not have a material impact on our consolidated financial statements.

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

NOTE 2. DEBT

Senior Convertible Notes

The Company entered into a Securities Purchase Agreement (“2013 SPA”) dated June 18, 2013 with Cobrador Multi-Strategy Partners, LP (“Investor” or “Cobrador”) pursuant to Cobrador providing an aggregate of $400,000 financing through senior convertible notes and warrants. Pursuant to 2013 SPA, there were an aggregate of 9 million Series A Warrants expiring at various dates between December 2017 and December 2018 and an aggregate of 12 million Series B Warrants expiring at various dates between June 2018 and December 2019. During the nine months ended September 30, 2017, the Company revised the exercise price of Series B Warrants from $.06 to $.05 due to down round provisions.

During the three and nine months ended September 30, 2017, the Company amortized debt discount of $14,507 and $43,521, respectively related to the Senior Convertible Note. As of September 30, 2017, the Senior Convertible Note had a carrying value of $404,294 net of discount of $14,508.

Promissory Notes Payable

During the three months ended March 31, 2017, the Company issued an unsecured promissory note and borrowed an amount of $25,000. The promissory notes bear interest at 10% per annum and due on April 30, 2017. Subsequently, the due date was extended to May 31, 2017. In June 2017, this promissory note was converted into a convertible note.

During the three months ended September 30, 2017, the Company settled $100,000 due under a promissory note through issuance of Convertible Note.

In addition, during the nine months ended September 30, 2017, the Company borrowed $12,300 pursuant to an unsecured promissory note. The note bears interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $36,416 of borrowings during the nine months ended September 30, 2017 and the balance outstanding on these notes at September 30, 2017 was $0 ($24,116 at December 31, 2016).

Convertible Notes Payable

The Company has a 18% convertible note payable in Canadian dollars that was assumed in connection with the U-Vend Canada merger on January 7, 2014 in the principal carrying value of $81,413 as of September 30, 2017, which was due for repayment in September 2014. During the three and nine months ended September 30, 2017, the Company recorded an unrealized (gain) loss on foreign currency translation and an unrealized (gain) loss on foreign currency translation related to this note and the related accrued interest of $(10,460) $(1,776 in 2016) and $(11,600) ($(7,251) in 2016), respectively.

During the nine months ended September 30, 2017, the Company issued six Convertible Notes in the face amount of $290,000. In addition, the Company issued two Convertible Note in the aggregate face amount of $125,000 in settlement of a previously issued promissory notes. The Company also issued a Convertible Note in the face amount of $170,044 to settle amounts due under capital leases. The notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 11,700,880 warrants with an exercise price of $0.05 per share with a five-year expiration. The Company allocated $40,534 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the three and nine months ended September 30, 2017, the Company amortized $2,782 and $6,445, respectively, of debt discount resulting in unamortized debt discount of $34,090 and carrying value of $550,954 at September 30, 2017.

During the three and nine months ended September 30, 2017, the Company amortized $6,103 and $18,308, respectively, of debt discount related to Convertible Notes issued in 2016. As of September 30, 2017, outstanding 2016 Convertible Notes had a face value of $1,126,597 and debt discount of $23,368 resulting in carrying value of $1,103,229.

During the nine months ended September 30, 2017, the Company repaid $50,000 in payment of one Convertible note previously issued.

As of September 30, 2017, two of the Convertible Notes in the aggregate amount of $156,413 are due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the noteholders for an extension of the repayment date. However, as of November 9, 2017 no agreement has been concluded. Additional interest payable, if any, on the notes as of September 30, 2017 was immaterial.

NOTE 3. STOCKHOLDERS’ DEFICIENCY

During the nine months ended September 30, 2017, the Company granted 1,400,000 shares of its common shares to its employee and consultants and, $52,840 representing the fair value of the shares was charged to operations. In addition, during the nine months ended September 30, 2017, $89,238 ($125,294 in 2016) was charged to operations as stock based compensation costs for the options and the restricted shares granted.

During the nine months ended September 30, 2017, the Company issued 400,000 shares of common stock upon exercise of warrants for $20,000.

At September 30, 2017, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$30.00	March 2018
2013 Series A warrants Senior convertible notes	3,000,000	$0.05	December 2017
2013 Series B warrants Senior convertible notes	6,000,000	$0.05	June 2018-December 2018
2014 Series A warrants Senior convertible notes	6,000,000	$0.05	January 2018-December 2018
2014 Series B warrants Senior convertible notes	6,000,000	$0.05	January 2019-November 2019
2014 Warrants for services	656,364	$0.22	December 2019
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Issued to Director for debt	312,500	$0.24	November 2017
2014 Issued with 2014 SPA convertible debt	208,334	$0.22	August 2019
2014 Issued with equipment financing obligation	200,000	$0.26	October 2017
2014 Issued with 2014 SPA convertible debt	35,000	$0.05	October 2019-November 2019
2015 Issued with 2014 SPA convertible debt	116,668	$0.22	January 2020-March 2020
2015 Issued with convertible financing obligation	110,200	$0.26	January 2018-October 2018
2015 Issued with 2015 SPA convertible debt	735,002	$0.22	April 2020- November 2020
2015 Issued for services	407,067	$0.22	April 2020-November 2020
2015 Warrants issued for equipment	318,182	$0.22	January 2020
2016 Warrants issued with 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2015 Warrants issued with sale of common shares	779,413	$0.30	November 2017 -December 2017
2016 Warrants issued for consulting services	850,000	$0.05	June 2021
2016 Warrants issued for lease extension	150,000	$0.05	August 2019
2016 Warrants with Convertible notes	338,236	$0.05	August 2021-September 2021
2016 Warrants issued for services	200,000	$0.07	October 2019
2016 Warrants issued for lease extension	200,000	$0.05	October 2021
2016 Warrants issued with Convertible Notes	5,000,000	$0.05	November -December 2021
2017 Warrants issued with Convertible notes	11,708,880	$0.05	January -September 2022
	46,762,336

During the nine months ended September 30, 2017, 3,138,785 warrants expired unexercised.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides a summary of changes in derivative warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017	December 31, 2016
Balance at beginning of period	$184,680	$310,960
Allocation of proceeds related to convertible and promissory notes to derivative liabilities due to “down round” provision	40,535	51,001
Unrealized gain on fair value adjustment	(30,534)	(177,281)
Balance at end of period	$194,681	$184,680

The fair value of warrants outstanding at September 30, 2017 and December 31, 2016 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be de minimis. Due to certain unobservable inputs in the fair value calculations of the warrants, derivative warrant liabilities are classified as Level 3.

NOTE 5. RELATED PARTY TRANSACTIONS

Effective February 1, 2017, the Company appointed David Graber as the Company’s Chief Executive Officer. Mr. Graber is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of December 31, 2016, the Company had $1,434,591 in aggregate face amount due pursuant to Senior Convertible Notes and Convertible Notes, net of unamortized discount of $68,047 with $1,366,544 carrying value. During the nine months ended September 30, 2017, the Company borrowed $20,000 pursuant a Convertible Note. As of September 30, 2017, the Company had $1,454,591 in aggregate face amount due pursuant to Senior Convertible Notes and Convertible Notes, net of unamortized discount of $20,480 with $1,434,111 carrying value.

For the nine months ended September 30, 2017 and 2016, the Company incurred approximately $96,000 and $68,000, respectively of interest expenses for the borrowings from Cobrador and included in the accrued interest at September 30, 2017.

NOTE 6. SUBSEQUENT EVENTS

In October 2017, the Company entered into a services agreement with a consultant and issued a total of 50,000 shares of restrictive common stock for services to be rendered.

The Company issued two convertible promissory note in the aggregate face amount of $110,738. The notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 2,214,760 warrants with an exercise price of $0.05 per share with a five-year expiration.

On November 8, 2017, the Company received net proceeds of $47,000 as a result of the Securities Purchase Agreement with one investor for the sale of a Convertible Promissory Note in the principal amount of $50,000. The principal advanced under the Note includes $3,000 in fees incurred by the investor related to the transaction. The Note bears interest at the rate of 12% per annum, has a nine-month maturity, and includes penalty prepayments ranging from 15-40% of the principal amount if the Note is repaid prior to 181 days following the date of the Note.  There is no right to prepay the Note after the 180th day of issuance. The investor has the right to convert the principal amount of $50,000 after 180 days following the date of the Note and ending on the complete satisfaction by payment or conversion. The conversion price for the Note is equal to a 39% discount to the average of the two lowest closing bid prices of the Company’s common stock during the 15 trading day period prior to conversion. The investor agreed to restrict its ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by the investor and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2017 and September 30, 2016

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

General

U-Vend, Inc. was incorporated in March 2007 as a Delaware corporation and herein we refer to the company as “we”, “us”, the “Company” or “U-Vend.” We are headquartered in Santa Monica, California and maintain operations in southern California, and Las Vegas, Nevada. Our corporate office is located at 1507 7th Street, #425, Santa Monica, CA 90401 and our telephone number is (855) 558-8363. Our corporate website address is www.u-vend.com. Information contained on our websites is not a part of this interim report.

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

Management’s plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,995,953 during the nine months ended September 30, 2017, has accumulated losses totaling $10,430,836, and has a working capital deficit of $5,389,112 at September 30, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations: For the Three and Nine Months Ended September 30, 2017 and September 30, 2016

Revenues:

For the three months ended September 30, 2017, the Company’s revenues decreased by $5,790 or 1.4% to $409,052 compared to revenues of $414,842 during the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company’s revenues increased by $90,369 or 8.3% to $1,180,234 compared to revenues of $1,089,865 during the nine months ended September 30, 2016. The increase in revenues were due to additional electronic kiosks installed and operational during 2016 and 2017 and due to additional wholesale sales the Company had in 2017. As of September 30, 2017, the Company had 144 electronic kiosks installed and operational in Southern California and Las Vegas, Nevada compared to 140 at September 30, 2016.

Cost of Revenues:

For the three months ended September 30, 2017, the Company’s cost of revenues increased by $28,165 or 13.7% to $233,569 compared to cost of revenues of $205,404 during the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company’s cost of revenues increased by $96,031 or 18.2% to $623,925 compared to cost of revenues of $527,894 during the comparable period in 2016. The increase in cost of revenues in 2017 was due to higher revenues generated by the Company in 2017 compared to 2016. The Company’s cost of revenues as a percentage of revenues during the three and nine months ended September 30, 2017 were 57.1% and 52.9%, respectively, compared to 49.5% and 48.4%, respectively, in 2016.

Selling Expenses:

Selling expenses for three months and nine months ended September 30, 2017 increased by $66,837 and $232,860, respectively, compared to the comparable period in 2016. Selling expenses increased, in part, due to increased revenues attained by the Company during 2017 resulting in increases in selling expenses such as commissions paid to host locations where the Company’s kiosks are based. In addition, during the nine months ended September 30, 2017, the Company expensed $867,483 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and MLB compared to $475,843 during the comparable period in 2016. During the three months ended September 30, 2017, the Company expensed $382,529 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and MLB compared to $227,923 during the comparable period in 2016.

General and Administrative Expenses:

General and Administrative expenses for the three months and nine months ended September 30, 2017 decreased by $240,236 and $173,013, respectively, compared to the comparable periods in 2016. The Company incurred less expenses on professional and investor relations efforts during 2017.

Change in fair value of debt and warrant liabilities:

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants the Company has issued have a “down round provision” as a result the warrants are classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date with any change in fair value reported in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $5,176 and $30,534, respectively. During the three and nine months ended September 30, 2016 the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $11,486 and $119,671, respectively.

Amortization of debt discount and deferred financing costs:

Amortization of debt discount and deferred financing costs decreased by $144,171 from $170,161during the three months ended September 30, 2016 to $25,990 during the three months ended September 30, 2017. For the nine months ended September 30, 2017, amortization of debt discount and deferred financing costs decreased by $232,762 from $306,168 to $73,406. The decrease in debt discount and deferred financing costs were due to additional interest, expenses, fine and penalties of $95,844 arising from Senior Convertible Notes and 2016 SPA notes issuance charged as debt discount and deferred financing costs in 2016. In addition, several of the old debt discounts have been fully amortized by 2017.

Interest expense:

Interest expense for the three months and nine months ended September 30, 2017 increased by $10,138 and $57,856, respectively over the comparable period in 2016. The increases were due to higher levels of borrowings the Company had in 2017.

Unrealized (gain) loss on foreign currency:

The Company had two convertible notes payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of them during 2016. During the three months and nine months ended September 30, 2017, the Company recorded an unrealized (gain) loss on foreign currency related to these notes and the related accrued interest of 10,460 and $11,600, respectively. During the three and nine months ended September 30, 2016, the Company recorded an unrealized (gain) loss on foreign currency translation of $(1,776) and, $7,251, respectively, related to these notes.

Net Loss:

As a result of the foregoing, the net loss for the three months ended September 30, 2017 was $698,583 compared to a net loss of $953,514 during the three months ended September 30, 2016. For the nine months ended September 30, 2017, the net loss was $1,995,953 compared to a net loss of $2,011,864 in 2016.

Liquidity and Capital Resources

At September 30, 2017, the Company had a working capital deficiency of $5,389,112 compared to working capital deficiency of $3,572,772 at December 31, 2016. The increase in the working capital deficiency is due to the Company’s operating losses during the nine months ended September 30, 2017 and due to reclassification of certain Convertible note payable as current due to their maturities. During the nine months ended September 30, 2017, the Company’s operating activities used cash of approximately $191,000 compared to approximately $496,000 used during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company’s operations, after adjusting for non-cash items, used approximately $1,600,000 of cash. Changes in working capital items provided approximately $1,409,000 of cash during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company’s operations, after adjustment for non-cash items, used approximately $1,429,000 of cash and working capital items provided approximately $933,000 of cash.

During the three months ended March 31, 2017, the Company issued an unsecured promissory note and borrowed an amount of $25,000. The promissory notes bear interest at 10% per annum and due on April 30, 2017. Subsequently, the due date was extended to May 31, 2017. In June 2017, this promissory note was converted into a convertible note.

In addition, during the nine months ended September 30, 2017, the Company borrowed $12,300 pursuant to an unsecured promissory note. The note bears interest at 19% and the borrowings are payable together with interest over a period of six months from the date of borrowing. The Company repaid an aggregate of $36,416 of borrowings during the nine months ended September 30, 2017 and the balance outstanding on these notes at September 30, 2017 was $0 ($24,116 at December 31, 2016).

During the three months ended September 30, 2017, the Company settled $100,000 due under a promissory note through issuance of Convertible Note. During the nine months ended September 30, 2017, the Company issued six Convertible Notes in the face amount of $290,000. In addition, the Company issued two Convertible Note in the aggregate face amount of $125,000 in settlement of a previously issued promissory notes. The Company also issued a Convertible Note in the face amount of $170,044 to settle amounts due under capital leases. The notes are due in 24 months and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 11,700,880 warrants with an exercise price of $0.05 per share with a five-year expiration. The Company allocated $40,534 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as derivative warrant liability due to the “down round provision” in the warrants. During the three and nine months ended September 30, 2017, the Company amortized $2,782 and $6,445, respectively, of debt discount resulting in unamortized debt discount of $34,090 and carrying value of $550,954 at September 30, 2017.

During the nine months ended September 30, 2017, the Company repaid $50,000 in payment of one Convertible note previously issued.

As of September 30, 2017, two of the Convertible Notes in the aggregate amount of $156,413 are due for repayment. The terms of the notes, amongst other things, provide for payment of additional interest if repayments are not made on due dates. The Company is in discussion with the noteholders for an extension of the repayment date. However, as of November 9, 2017 no agreement has been concluded. Additional interest payable, if any, on the notes as of September 30, 2017 was immaterial.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $1,995,953 during the nine months ended September 30, 2017, has accumulated losses totaling $10,430,836, and has a working capital deficit of $5,389,112 at September 30, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The estimated fair value of the convertible notes is determined based on the trading price on September 30, 2017, and December 31, 2016 since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

To address the material weaknesses, we performed additional analyses and other post-closing procedures and retained the services of a consultant to ensure that our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, the Company:

Granted 250,000 shares of its common shares to two individuals who were its director, employees, or consultants.

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

U-VEND, INC.

November 14, 2017	By:	/s/ David Graber
David Graber Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)