Form 10-K
period 2017-12-31
BOXSCORE BRANDS, INC.
filed 2018-09-04
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

or

☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-165972

BOXSCORE BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1080 N. Batavia Street

Suite A

Orange, California 92867

(Address of principal executive offices)

(855) 558-8363

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $668,716 based upon the price of the registrant’s common stock on June 30, 2017.

Documents – Incorporated by Reference: None

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 29,412,179 as of August 24, 2018.

BOXSCORE BRANDS, INC.

PART I

Forward Looking Information

This annual report contains statements about future events and expectations that are characterized as “forward-looking statements.” Forward-looking statements are based upon management’s beliefs, assumptions, and expectations. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, and financial condition to be materially different from the expectations of future results, performance, and financial condition we express or imply in such forward-looking statements. You are cautioned not to put undue reliance on forward-looking statements. Except as required by federal securities laws, we disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1 - BUSINESS

Overview

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) develops, markets and distributes various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates their kiosks, and intends in the future to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

Technology

The Company’s “next-generation” vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. Its kiosks have been designed to be tech-savvy and can be managed online 24 hours a day, 7 days a week, accepting traditional cash payment, as well as credit and debit cards. Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms.

Distribution

Currently, the Company distributes a novelty ice cream product, Mini Melts, through a network of over 140 vending kiosks and over 140 small merchandiser freezers. The Company procured all its merchandise of inventory of finished goods ice cream from a single vendor during the years ended December 31, 2017 and 2016.

Marketing

The Company takes a ‘solutions development’ approach for the marketing of products through a variety of kiosk offerings. This approach has the ability to add digital LCD monitors to most makes and models of their kiosk program. This allows the digital advertising as a national and/or local-loop basis, and represents a corresponding additional revenue stream for the Company.

Licensing

The Company entered into a license agreement effective as of January 1, 2016 and continuing through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB”) for the non-exclusive right to certain proprietary intangible property of the MLB to be used in connection with the manufacturing, distribution, promotion and advertisement of an ice cream novelty product to be sold within the U.S., the District of Columbia and U.S. territories. The Company plans to sell pallets of MLB ice cream to large national wholesale distributors as well as through reach-in MLB branded freezers which include a digital advertising screen. The Company received an initial purchase order for pallets of MLB ice cream in May 2018 and shipped this product in June. In November, 2017, the Company extended its agreement with MLB initially through calendar year 2018, and subsequently through 2019. Additionally, the Company has a revenue sharing agreement with MLB for on screen advertising at Point-of-Sale.

In March, 2015, the Company entered into a 5 year license and sponsorship agreement with the National Hockey League (“NHL”) and does not have a date when it expects to ship product under this agreement. The Company is currently in discussions with the NHL and may modify certain terms of this agreement with the NHL prior to shipping product. Subsequent to December 31, 2017, the Company and the NHL agreed to terminate the agreement forgiving the Company CAD3,450,000 in outstanding obligations under the agreement, in return the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement. See note 13, Subsequent Events.

Other Operational Matters

As of August 24, 2018, the Company had over 400 customers. The Company’s marketing activities are conducted through both a direct sales force and sales representatives. Raw materials used in the Company’s operations are widely available but are purchased from a limited number of sources in order to obtain favorable prices and terms. The Company competes with a large number of significant national self-service electronic kiosk operators and a large number of local manufacturers and distributors. Vending kiosks and related products compete on the basis of design capability, price, quality and ability to meet delivery requirements.

Employees

As of August 24, the Company had eight full-time employees and one part-time employee, and considers its employee relations to be good. None of its employees are covered by a collective bargaining agreement.

Websites

The Company maintains one active website, www.boxscore.com, which serves as its corporate website and contains information about the Company and its business. The Company owns 12 domain names for future use or for strategic competitive reasons.

Corporate Information and Incorporation

BoxScore Brands, Inc., was incorporated in March 2007 as a Delaware corporation and we refer to the company as “we”, “us”, the “Company”, “BoxScore Brands” or “BoxScore” in this annual report. In February 2018, we filed an amendment to our certificate of incorporation to change our corporate name from U-Vend Inc. to BoxScore Brands, Inc. to better reflect the nature of our current business operations. We are headquartered in Orange, California and maintain operations in Las Vegas, NV, and in Southern California. Our corporate office is located at 1080 N. Batavia Street, Suite A, Orange, California, 92867 and our telephone number is (855) 558-8363. Our corporate website address is www.boxscore.com. Information contained on our websites is not a part of this annual report.

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

Our future success will depend in part on our ability to modify or enhance our product offerings marketed through our vending kiosks to meet user’s demands. If we are unable to predict preferences or industry changes, or if we are unable to modify our product offerings in a timely manner, we may lose revenue. New products may be dependent upon our ability to enter into new relationship with suppliers, which we may not be able to obtain in a timely manner, upon terms acceptable to us, or at all. We spend significant resources developing and enhancing our product offerings. However, new or enhanced product offerings may not be accepted by customers. If we are unable to successfully source and market new product offerings in a timely and cost-effective manner, our revenue and any profitability will suffer.

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

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including David E. Graber, our President, Chief Executive Officer, and Chief Financial Officer. Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and marketing personnel in a highly competitive employment market. As we develop and acquire new products and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, technical and sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

We may be required to seek additional funding, and such funding may not be available on acceptable terms or at all.

We will obtain additional funding due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, a need for working capital for growth, increased investment in capital equipment or the acquisition of businesses, services or technologies. Once we obtain funding, it may not be available on acceptable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

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

A disruption within our supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased costs or damage to our reputation. Such disruptions may result from damage or destruction to our warehouse facility; weather-related events; natural disasters; third-party strikes, lock-outs, work stoppages or slowdowns; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition. We procured all its merchandise of inventory of finished goods ice cream from one vendor during the years ended December 31, 2017 and 2016.

If we cannot execute on our strategy and offer new automated retail products and services.

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to develop, or otherwise provide, new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, however, the complexities and structures of these new businesses could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and managements’ time and focus to invest in other companies offering automated retail services, or we may seek to grow businesses organically, or we may seek to offer new products on our current kiosks. We may enter into joint ventures through which we may expand our product offerings. We have significant relationships with certain professional sports organizations which is an important part of our growth strategy. Our dependence on these relationships is critical to our future business success. Should we have problems or lose these relationships we would be at risk. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our current kiosks, as well as adapt our related networks and systems through appropriate technological solutions and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

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

Conversion of our convertible notes into common stock will result in additional dilution to our stockholders.

Upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we may be required to deliver shares of our common stock to a converting holder. If additional shares of our common stock are issued due to conversion of some or all of the outstanding Notes, the ownership interests of existing stockholders will be diluted. Further, any sales in the public market of any shares of common stock issued upon conversion or hedging or arbitrage trading activity that develops due to the potential conversion of the Notes could adversely affect prevailing market prices of our common stock.

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

Demand for our products and services may be sensitive to pricing changes. We evaluate and update our pricing strategies from time to time and changes we institute may have a significant impact on, among other things, our revenue and net income (loss).

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

Payment of increased fees to host locations or other third-party service providers could negatively affect our business results.

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

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our kiosks, our ability to develop and commercialize new products and services, and our ability to successfully integrate acquisitions and other third-party relationships into our operations. Our operating results could fluctuate and may continue to fluctuate based upon many factors, including:

●	fluctuations in revenue generated by kiosk businesses and our wholesale distributors;
●	fluctuations in operating expenses, such as transaction fees and commissions we pay to our host locations;
●	our ability to establish or maintain effective relationships with significant partners, host locations and suppliers on acceptable terms;
●	the amount of service fees that we pay to our host locations;
●	the transaction fees we charge consumers to use our services;
●	the commercial success of our host locations, which could be affected by such factors as general economic conditions, severe weather or strikes;
●	the successful use and integration of assets and businesses acquired or invested in;
●	the level of product or price competition;
●	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;
●	activities of, and acquisitions or announcements by, competitors; and
●	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions and divestitures.

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

The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, our shares are currently traded on the OTC Pink and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

☐	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

☐	All compensation received by the broker-dealer in connection with the transaction; and

☐	Current quotation prices and other relevant market data; and Monthly account statements reflecting the fair market value of the securities.

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

As of August 24, 2018, our Board of Directors and our executive officers beneficially owned approximately 15.4% of our common stock. Accordingly, these stockholders, if they act together, will have considerable influence over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval. As of August 24, 2018, there were 29,412,179 shares of our common stock outstanding. Further, as of August 24, 2018, there were convertible notes outstanding that can be converted into approximately 110 million shares of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company leases approximately 2,800 square feet of office and warehouse space at 1080 N. Batavia Street Suite A, Orange, California at an rate of $2,830 per month on a one-year lease expiring February 2019. In addition, the Company leases a warehouse space in Las Vegas, Nevada. The lease for the warehouse in Las Vegas was for a term of 25 months commencing in February 2016 and provided for a base rent of $1,072 with scheduled increases. On March 1 2018, the Company renewed its lease on the property for a period of twelve months for a base rent of $1,272. These locations are used to service its self-serve electronic kiosks in the respective geographic areas. The Company’s corporate mailing address is 1080 N. Batavia Street, Suite A, Orange, California, 92867.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been traded on a tier of the OTC Markets Group, currently on the OTC Pink and previously on the OTC QB, where it trades under the symbol “BOXS”. The Company traded under the symbol UVND until February 28, 2018 when it applied for and were granted a change of symbol from “UVND”. The Company has 600,000,000 shares of common stock authorized.

The table below sets forth the range of quarterly high and low closing sales prices for its common stock for 2017 and 2016. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ended December 31, 2017

First Quarter	$0.06	$0.03
Second Quarter	$0.05	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.04	$0.02

	High	Low
Year ended December 31, 2016

First Quarter	$0.14	$0.06
Second Quarter	$0.18	$0.05
Third Quarter	$0.16	$0.05
Fourth Quarter	$0.06	$0.03

The last reported sales price of BoxScore’s common stock on the OTC Pink on August 24, 2018 was $0.04.

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 600,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001. As of December 31, 2017, the Company had 27,614,992 shares of common stock, and no shares of preferred stock issued and outstanding.

Stockholders

As of August 24, 2018, the Company had approximately 967 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during 2017 or 2016. BoxScore has never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

The Company’s stock transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. BoxScore acts as its own warrant agent for its outstanding warrants.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2017:

●	The Company issued eight convertible notes in the aggregate face amount of $338,838 with an interest rate of 9.5% and a two-year term. These notes are convertible into 6,776,760 shares of common stock at $0.05 per share. The Company issued an aggregate of 4,826,486 warrants with an exercise price of $0.05 per share and five- year term in connection with this debt.

●	The Company entered into three consulting agreements and issued an aggregate of 350,000 shares for services to be rendered.

●	The Company issued 600,000 shares of common stock to three members of the Board of Directors in exchange for their services, and 200,000 shares to a noteholder in exchange for accrued interest on a previously converted note.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Share Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2017 and 2016.

Securities Authorized for Issuance under Equity Compensation Plans

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The total number of shares of common stock available for issuance under the Plan is 5,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. On November 16, 2017, the Board of Directors approved an increase of 10,000,000 shares to be made available for issuance under the Plan.

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

The following table sets forth information as of December 31, 2017 regarding equity compensation plans under which the equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders (1)	3,155,100	$0.34	11,844,900

Total	3,155,100		11,844,900

(1)	Pursuant to the 2011 Equity Incentive Plan, as amended

ITEM 6 – SELECTED FINANCIAL DATA

This item is not applicable to us as a smaller reporting company.

 ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). BoxScore Brands, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

☐	Our limited operating history with our business model;

☐	The low cash balance and limited financing currently available to us. We may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital;

☐	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow;

☐	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock;

☐	Our limited cash resources may not be sufficient to fund continuing losses from operations;

☐	The failure of our products and services to achieve market acceptance; and

☐	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and footnotes that appear elsewhere in this report.

Overview

The Company develops, markets and distributes various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates their kiosks but intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. The Company’s kiosks have been designed to be tech-savvy and can be managed on line 24 hours per day / 7 days a week, accepting traditional cash input as well as credit and debit cards. Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings. The Company’s approach to the market includes the addition of digital LCD monitors to most makes and models of their kiosk program. This would allow the Company to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

The Company has a depot and staffing to develop and service customers in Southern California and Las Vegas, Nevada. The Company will experience increased expenses with the growth in sales and number of kiosks in service, both of which increased as the Company executed it business plan.

As of December 31, 2017, the Company has an active license and sponsorship agreement in place with the National Hockey League. The Company has not produced product to date under the license.

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

In 2018, the Company modified its agreement with Major League Baseball Properties to extend through calendar year 2019. Additionally, the Company has a revenue sharing agreement with MLB Properties for on screen advertising at Point-of- sale.  The Company received an initial purchase order for pallets of MLB ice cream in May 2018 and shipped this product in June. The Company plans to sell pallets of MLB ice cream to large national wholesale distributors as well as through reach-in MLB branded freezers which include a digital advertising screen.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $3,183,328 during the year ended December 31, 2017, has accumulated losses totaling $11,618,211, and has a working capital deficit of $5,979,087 at December 31, 2017. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company will need to raise additional financing in order to fund the its operations for the next 12 months, and to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

Results of Operations

For the Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

For the year ended December 31, 2017, the Company’s revenue decreased by $1,076 or remained relatively flat to $1,426,969 compared to revenues of $1,428,045 during the year ended December 31, 2016. As of December 31, 2017, the Company had an installed base of 144 electronic kiosks in Southern California and Las Vegas, Nevada compared to 141 installed units at December 31, 2016.

Cost of Goods Sold

For the year ended December 31, 2017, the Company’s cost of goods sold increased by $65,939 or 9% to $779,809 compared to cost of goods sold of $713,870 during the year ended December 31, 2016. The increase in cost of goods sold in 2017 was due to increase in wholesale prices in 2017 compared to 2016. The Company’s gross margin during the year ended December 31, 2017 was 45%, compared to 50% in 2016.

Selling Expenses

Selling expenses for year ended December 31, 2017 increased by $138,102 or 10% compared to $1,445,450 during the year ended December 31, 2016. During the year ended December 31, 2017, the Company expensed $1,150,450 compared to $691,757 in 2016 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 decreased by $245,598 or 16% compared to the year ended December 31, 2016. The decrease in general and administrative expenses was mainly due to decrease in wages and related expenses.

Gain on Revaluation of Warrant Liabilities

Warrant Liabilities – Certain warrants issued by the Company have a “down round provision” and as a result are exercisable into a variable number of shares of the Company’s common stock. As such, the warrants have been recorded as liabilities and are subject to remeasurement at each balance sheet date. The warrants are valued using the Monte Carlo simulation method and will continue to be adjusted each reporting period for changes in fair value until the warrant is exercised or expires. Gains or losses on revaluation are recorded as a component of other expense on the accompanying consolidated statements of operation.

During the year ended December 31, 2017, the Company recognized a gain on the change in fair value of warrant liabilities in the amount of $121,863 compared to a gain on the change in fair value of warrant liabilities in the amount of $177,281 during the year ended December 31, 2016.

Amortization of Debt Discount and Deferred Financing Costs

For the year ended December 31, 2017, amortization of debt discount and deferred financing costs decreased by $245,968 or 71% from $348,175 to $102,207 from the year ended December 31, 2016. The decrease in debt discount and deferred financing costs was due to interest, expenses, fines and penalties of $95,844 arising from the Senior Convertible Notes and 2016 SPA notes issued in 2016. In addition, during the year ended December 31, 2016 the Company charged to operations as amortization of deferred financing costs $150,000 incurred for a proposed financing as the Company determined that it was unlikely that the proposed financing would be completed.

Interest Expense

Interest expense for the year ended December 31, 2017 increased by $38,115 or 14% from the year ended December 31, 2016. The increase was due to higher levels of borrowings in 2017.

Goodwill Impairment Charge

The company recorded a goodwill impairment charge of $ 642,340 for the year ended December 31, 2017. There was no such expense during the year ended December 31, 2016.

Unrealized Loss on Foreign Currency

The Company had two convertible notes, payable in Canadian dollars, that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of the notes during the year ended December 31, 2016 and refinanced another in a note payable in U.S. Dollars. During the year ended December 31, 2017, the Company recorded an unrealized loss of $14,562, and during the year ended December 31, 2016, the Company recorded a loss on foreign currency related to these notes and the related accrued interest of $4,530.

Net Loss

As a result of the foregoing, the net loss for the year ended December 31, 2017 increased by $575,867 to $3,183,328 as compared to a net loss of $2,607,461 incurred during the year ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, the Company had a working capital deficiency of $5,979,087 compared to working capital deficiency of $3,572,772 at December 31, 2016. During the year ended December 31, 2017, the Company’s operating losses, after adjusting for non-cash items, used $2,083,205 of cash. Changes in working capital items provided $1,558,054 of cash during the year ended December 31, 2017. During the year ended December 31, 2016, the Company’s operating losses after adjustment for non-cash items, used $1,898,215 of cash, and working capital items provided $1,124,310 of cash.

Investing and Financing Activity

On November 8, 2017, the Company issued a convertible promissory note (the “Note”) in the principal amount of $50,000 with net proceeds of $47,000. The Note bears interest at the rate of 12% per annum, has a nine-month maturity, and includes prepayment interest fees increasing based on the prepayment date from 15-40% of the principal amount if the Note is repaid prior to 181 days following the issuance date.  There is no right to prepay the Note after the 180th day of issuance. The Note becomes convertible 180 days following the issuance date. The conversion price for the Note is equal to a 39% discount to the average of the two lowest closing bid prices of the Company’s common stock during the 15-trading day period prior to conversion. Conversion of the Note is restricted in the event the number of shares of common stock beneficially held by the note holder and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. The Company repaid $64,164 including principal and interest on the Note in February 2018.

During the year ended December 31, 2017, the Company issued convertible notes (the “2017 Convertible Notes”) in the aggregate principal amount of $923,882. The 2017 Convertible Notes have a two-year term and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share. Pursuant to the down round provisions in the 2017 Convertible Notes, the conversion price was subsequently revised to $0.05 per share.

During the year ended December 31, 2017 the Company issued promissory notes in the aggregate principal balance of $28,000. These bear interest at a rate of 7% per annum and vary in maturity dates through December 31, 2018.

During the year ended December 31, 2016, the Company issued various promissory notes and borrowed an aggregate principal amount of $474,000. The promissory notes bear interest at 10% per annum and were due at various dates in June 2016. These promissory notes were settled through issuance of the 2016 Stock Purchase Agreement Notes (the “2016 SPA Notes”) on June 30, 2016. The Company satisfied its obligations for previously issued promissory notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, amounts due to a former officer of $81,250, and additional interest, expenses, fine and penalties of $23,110 through the issuance of 2016 SPA resulting in an aggregate principal amount of $761,597. The 2016 SPA Notes became due in June 2018 and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 per share. The Company is in discussions for modifications to these various promissory notes including an extension of the maturity dates.

On June 30, 2016, the Company issued a Senior Convertible Note in the face amount of $108,804 in settlement of previously accrued interest, additional interest, fees and penalties. The Senior Convertible Note was due on December 31, 2017 and is convertible into shares of common stock at a conversion price $.05 per share. The Company determined that the Senior Convertible Note had a beneficial conversion feature and as such recorded a debt discount of $87,043. The debt discount was fully amortized as of December 31, 2017 and in 2018 the maturity date of the Senior Convertible Note was extended to December 31, 2018.

During the year ended December 31, 2016, the Company repaid one convertible note payable in Canadian dollars that was acquired in connection with the U-Vend Canada merger on January 7, 2014 in the face amount of $19,250.

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Convertible Notes”) in the face amount of $115,000. The Cobrador 2016 Convertible Notes have a two-year term, bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.17 (subsequently revised to $0.05 due to down round provisions) per share.

During the fourth quarter of 2016, the Company issued additional convertible notes (the “2016 Convertible Notes”) in the face amount of $250,000. The 2016 Convertible Notes have a two-year term, and bear interest at 9.5% and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted a total of 5,000,000 warrants with an exercise price of $0.07 per share (revised to $0.05 due to down round provisions) with a five-year expiration. The Company recorded $27,585 to debt discount based on the estimated fair value of the warrants, and the warrants are classified as warrant liabilities due to the down round provision in the warrants.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. Both promissory notes were extended to December 31, 2018.

During the years ended December 31, 2017 and 2016, the Company borrowed $36,400 and $76,500, respectively, pursuant to a series promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum, and are payable together with interest over a period of six months from the date of borrowing. The Company repaid $44,449 and $63,497 during the years ended December 31, 2017 and 2016, respectively, and the balance outstanding on these notes at December 31, 2017 and 2016 was $16,067 and $24,116, respectively. Payments made during the year ended December 31, 2016 included the remaining balance of $11,083 which had been borrowed during the year ended December 31, 2015.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on its financial condition, financial statements, revenues or expenses.

Inflation

Although the Company’s operations are influenced by general economic conditions, it does not believe that inflation had a material effect on its results of operations during the last two years as it is generally able to pass the increase in material and labor costs to its customers or absorb them as it improves the efficiency of its operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2017 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on December 31, 2017, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the warrant liabilities and contingent consideration include unobservable inputs and is therefore categorized as a Level 3 measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Financial Accounting Standards Board (the “FASB”) ASC 820 “Fair Value Measurement” establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. It evaluates certain financial instruments to determine if such instruments contain features that require them to be recorded as liabilities. Certain warrants the Company has issued have a “down round provision.” As a result, the warrants are classified as liabilities.

For financial instruments that are accounted for as liabilities, the instrument is initially recorded at its fair value and is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The methodology for valuing our outstanding warrants classified as liabilities was determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs are used in the fair value measurement of the Company’s warrant liabilities include impact of dilution and volatility. Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.

Share-Based Payments

The Company records its common shares issued based on the value of the shares issued or consideration received, including cash, services rendered or other non-monetary assets, whichever is more readily determinable. The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Stock Compensation.” This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. In accordance with FASB ASC 505 “Equity”, the measurement date for the non-forfeitable awards to nonemployees that vest immediately is the date the award is issued.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12,and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and has determined that its adoption will have no impact on its financial position, results of operations or cash flows. The Company has adopted the provisions of this statement in the first quarter of fiscal 2018.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc. and subsidiaries)

December 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BoxScore Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BoxScore Brands, Inc. (the Company) (Formerly U-Vend, Inc. and Subsidiaries) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s has suffered recurring losses from operations since inception and, as of December 31, 2017, has negative working capital and a stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK CPAs, P.C.

We have served as the Company's auditor since 2009.

Buffalo, New York
August 31, 2018

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Cash	$87,667	$61,914
Accounts receivable	28,572	16,543
Inventory, net	81,621	76,212
Prepaid expenses and other assets	19,674	39,101
Total Current Assets	217,534	193,770
Other Assets
Property and equipment, net	594,236	710,605
Intangible asset, net	86,801	173,601
Security deposits	11,416	17,386
Goodwill	-	642,340
Total Assets	$909,987	$1,737,702

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$460,719	$433,440
Accrued expenses	88,250	105,584
Accrued interest	366,327	215,640
NHL and MLB sponsorship liability	1,956,204	906,754
Amounts due to officers	586,851	288,396
Senior convertible notes, net of discount	443,804	360,775
Promissory notes payable	464,899	498,101
Convertible notes payable, net of discount	358,046	696,480
Current capital lease obligation	148,235	261,372
Total Current Liabilities	4,873,335	3,766,542

Noncurrent liabilities
Convertible notes payable, net of discount	2,201,954	1,084,923
Warrant liabilities	121,860	184,680
Total noncurrent liabilities	2,323,814	1,269,603

Total Liabilities	7,197,149	5,036,145

Stockholders’ Deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 27,614,992 and 24,664,992 shares issued and outstanding, respectively	27,615	24,664
Additional paid in capital	5,303,434	5,111,776
Accumulated deficit	(11,618,211)	(8,434,883)
Total Stockholders’ Deficit	(6,287,162)	(3,298,443)
Total Liabilities and Stockholders’ Deficit	$909,987	$1,737,702

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Revenue	$1,426,969	$1,428,045

Cost of Goods Sold	779,809	713,870

Gross Profit	647,160	714,175

Operating Expenses
Selling	1,583,552	1,445,450
General and administrative	1,281,625	1,527,223
Total operating expenses	2,865,177	2,972,673

Operating loss	(2,218,017)	(2,258,498)

Other Expenses
Gain on change in fair value of debt and warrant liabilities	(121,863)	(177,281)
Amortization of debt discount and deferred financing costs	102,207	348,175
Interest expense	305,657	267,542
Goodwill impairment charge	642,340	-
Unrealized loss on foreign currency	14,562	4,530
Other loss (income)	22,408	(93,095)
Total other expenses	965,311	349,871

Loss from operations before income taxes	(3,183,328)	(2,608,369)

Provision for income taxes	-	(908)

Net Loss	$(3,183,328)	$(2,607,461)

Net loss per share – basic and diluted	$(0.12)	$(0.13)

Weighted average common shares – basic and diluted	25,877,458	20,414,751

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Statements of changes in Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2015	18,148,816	$18,148	$4,113,055	$(5,827,422)	$(1,696,219)
Stock based compensation	-	-	165,296	-	165,296
Shares issued for services	1,075,000	1,075	69,330	-	70,405
Shares issued on debt conversion	1,950,000	1,950	95,550	-	97,500
Shares issued in settlement of due to officers	2,941,176	2,941	497,059	-	500,000
Warrants granted for services	-	-	62,493	-	62,493
Beneficial conversion feature related to senior convertible notes	-	-	87,043	-	87,043
Shares issued as fees for debt extension	550,000	550	21,950	-	22,500
Net loss	-	-	-	(2,607,461)	(2,607,461)
Balance as of December 31, 2016	24,664,992	24,664	5,111,776	(8,434,883)	(3,298,443)
Stock based compensation	-	-	98,469	-	98,469
Shares issued for services	2,550,000	2,550	73,590	-	76,140
Shares issued on warrant exercise	400,000	400	19,600	-	20,000
Net loss	-	-	-	(3,183,328)	(3,183,328)
Balance as of December 31, 2017	27,614,992	$27,615	$5,303,434	$(11,618,211)	$(6,287,162)

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(3,183,328)	$(2,607,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	98,469	165,296
Gain on fair value of warrant liabilities	(121,863)	(177,281)
Common shares and warrants issued for services	76,140	132,898
Depreciation	180,784	148,833
Amortization of intangible assets	86,801	86,800
Amortization of debt discount and deferred financing costs	100,482	252,336
Goodwill impairment charge	642,340	-
Unrealized loss on foreign currency	14,562	4,530
Settlement of debt interest, fees and penalties with convertible notes	22,408	95,834
Changes in operating assets and liabilities:
Accounts receivable	(12,029)	(12,736)
Inventory	(5,409)	(29,233)
Prepaid expenses and other assets	25,469	39,079
Accounts payable and accrued expenses	12,415	713,716
Accrued interest	189,703	168,145
NHL & MLB sponsorship liability	1,049,450	-
Amount due to officers	298,455	245,339
Net cash used in operating activities	(525,151)	(773,905)

Cash Flows from Investing Activities:
Purchases of fixed assets	(64,487)	(112,140)
Net cash used in investing activities	(64,487)	(112,140)

Cash Flows from Financing Activities:
Proceeds from common stock warrant	20,000	-
Proceeds from convertible and promissory notes	689,840	995,500
Repayment of convertible note	(50,000)	-
Principal repayments of promissory notes	(44,449)	(82,718)
Deferred financing costs paid	-	(104,500)
Net cash provided by financing activities	615,391	808,282

Net Increase/(Decrease) in cash	25,753	(77,763)

Cash, beginning of year	61,914	139,677

Cash, end of year	$87,667	$61,914

Supplemental disclosures:
Interest paid	$67,930	$97,000
Income tax paid	$-	$-

Supplemental disclosures of non-cash Items:
Debt discount related to warrant liability and beneficial conversion feature	$-	$135,864
Issuance of common shares and warrants as debt financing or extension costs	$-	$22,500
Conversion of senior convertible notes and convertible notes into common stock	$-	$97,500
Issuance of common shares in settlement of due to officers	$98,469	$500,000
Issuance of senior convertible note to settle interest, fees and penalties due	$-	$108,804
Issuance of convertible notes to settle principal, interest, fees and penalties	$-	$761,597

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Notes to Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

Note 1 – Nature of the Business

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) develops, markets and distributes various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates their kiosks and intends to also provide the kiosks, through a distributor relationship, to the entrepreneur wanting to own their own business.

On February 26, 2018 the Company filed a Certificate of Amendment of the Certificate of Incorporation. The Certificate of Amendment changed the Company’s name to BoxScore Brands, Inc. from U-Vend Inc. to better reflect the nature of the Company’s current business operations, which has expanded to include relationships with major sports organizations dispensing ice cream products through vending machines.

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. They have been designed to be tech-savvy and can be managed online 24 hours day/7 days a week, accepting traditional cash input as well as credit and debit cards. Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings. The Company’s approach to the market can include the addition of a digital LCD monitor to most makes and models in a kiosk program. This would allow the Company to offer digital advertising as a national and/or local loop basis and a corresponding additional revenue stream for the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.

The accompanying consolidated financial statements include the accounts of BoxScore Brands, Inc. and the operations of U-Vend America, Inc., U-Vend Canada, Inc. and its wholly owned subsidiary, U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained.

Inventory

Inventory is stated at the lower of cost or net realizable value and cost is determined by the average cost method. Inventory is made up of finished goods ice cream. The Company records an inventory reserves for spoilage and product losses. The reserve for spoilage and product losses was $5,500 as of December 31, 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Electronic kiosks, related equipment and delivery vans have estimated useful lives between three and seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets acquired in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation approaches consistent with the market approach, income approach and/or cost approach are used to measure fair value.

Impairment of Goodwill and Long-lived Assets

The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. For annual impairment testing in 2017, the Company performed a quantitative analysis and determined the carrying value of its single reporting unit exceeded the fair value. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales, capital investments and expenses and estimating the useful lives of assets. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value. Based on these factors, the Company determined that the goodwill related to the purchase of U-Vend Canada, Inc. in 2014 was fully impaired and recorded an impairment charge of $642,340 during the year ended December 31, 2017.

Long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for any periods presented.

Common Shares Issued and Earnings Per Share

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

As of December 31, 2017 and 2016, respectively, there were approximately 113.5 million and 84 million shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Preferred Stock Authorized

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2017, and 2016, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date The Company estimates and categorizes the fair value of its financial assets by applying the following hierarchy:

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

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, warrant liability, promissory notes payable, capital lease obligations, convertible notes payable, and senior convertible notes payable. The senior convertible notes and certain convertible notes payable are recorded at face value net of any unamortized discounts, based upon the value of the warrants issued with the notes. Certain convertible notes payable are recorded at fair value at December 31, 2017 and 2016 (see Note 5). The estimated fair value of the warrant liability includes unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement. The carrying value of the short-term instruments approximates their fair values at December 31, 2017 and 2016 due to their short-term nature.

Derivative Financial Instruments

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

Warrant Liability

The Company’s common stock warrants are subject to down round provision. As such, the warrants have been recorded as a liability and are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other (income) expense. The warrants are valued using the Monte Carlo simulation method. The Company will continue to adjust the liability each reporting period for changes in fair value until the exercise or expiration of the warrants.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance that requires all stock-based awards granted to employees and directors to be measured at fair value and recognized as expense. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equivalent to the vesting period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The measurement date for the non-forfeitable awards to nonemployees that vest immediately is the date the award is issued.

Revenue Recognition

The Company has 144 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the years ended 2016 and 2017. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer. No revenue considered to be Wholesale, including from contracts with major sports organizations, was recognized during the periods ended December 31, 2017 or 2016.

Income Taxes

The Company utilizes the asset and liability method for computing its income tax provision, under which deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation losses recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, establishes a valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). Further information on the tax impacts of the TCJA is included in Note 11 of the Company’s consolidated financial statements.

Vendor Concentration

The Company procured all its inventory of finished goods ice cream which were dispensed through the vending kiosks from one vendor during the years ended December 31, 2017 and 2016.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These reclassifications had no effect on the results of operations or cash flows for the periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $3,183,328 for the year ended December 31, 2017 and has incurred accumulated losses totaling $11,618,211 through December 31, 2017. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock from its shareholders, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. The Company intends to raise additional financing to fund its operations for the next 12 months and allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12,and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and has determined that its adoption will have no impact on its financial position, results of operations or cash flows. The Company has adopted the provisions of this statement in the first quarter of fiscal 2018.

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

Note 3. Property and Equipment

Property and equipment consist of the following as of December 31:

	Estimated useful	2017	2016

Electronic kiosks and vending machines	5 to 7 years	$1,091,345	$1,027,830
Delivery vans	3 to 5 years	21,700	21,700
Less: accumulated depreciation		(518,809)	(338,025)
		$594,236	$710,605

Depreciation expense amounted to $180,784 and $148,833, respectively for the years ended December 31, 2017 and 2016.

Note 4. Intangible Assets

Intangible assets consist of the following as of December 31:

	Estimated useful	2017	2016
Operating agreement	5 years	$434,000	$434,000
Less: accumulated amortization		(347,199)	(260,399)
		$86,801	$173,601

Amortization expense amounted to $86,801 for each of the years ended December 31, 2017 and 2016. Future amortization expense for the year ending December 31, 2018 is $86,801.

Note 5. Debt

Senior Convertible Notes

During the year ended December 31, 2017, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2017 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), a related party, was extended until December 31, 2018. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. As of December 31, 2017 and 2016, Cobrador 1 has an aggregate face and carrying value of $310,000 and bears an interest rate of 7% per annum if taken in cash or 15% per annum if taken in shares.

On June 30, 2016, the Company issued an additional Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2017 and is due on December 31, 2018. It is convertible into shares of common stock at a conversion price $.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017. At December 31, 2017 and 2016, Cobrador 2 notes had a carrying value of $108,804 and $50,775, respectively.

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7% and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and has been recorded as interest expense and warrant liability due to the down round provision in the note agreement.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at December 31, 2017 and 2016 was $6,235.

During the years ended December 31, 2017 and December 31, 2016, the Company borrowed $36,400 and $76,500, respectively, pursuant to a series promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum, and are payable together with interest over a period of six (6) months from the date of borrowing. The Company repaid $44,449 and $63,497 during the years ended December 31, 2017 and 2016, respectively, and the balance outstanding on these notes at December 31, 2017 and 2016 was $16,067 and $24,116, respectively. Payments made during the year ended December 31, 2016 included the remaining balance of $11,083 which had been borrowed during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2018.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador, a related party. The notes accrue interest at 7% and have a two-year term.

On November 8, 2017, the Company issued a convertible promissory note (the “Note”) in the principal amount of $50,000 with net proceeds of $47,000. The Note bears interest at the rate of 12% per annum, has a nine-month maturity, and includes prepayment interest fees increasing based on the prepayment date from 15-40% of the principal amount if the Note is repaid prior to 181 days following the issuance date.  There is no right to prepay the Note after the 180th day of issuance. The Note becomes convertible 180 days following the issuance date and the conversion price for the Note is equal to a 39% discount to the average of the two lowest closing bid prices of the Company’s common stock during the 15-trading day period prior to conversion. Conversion of the Note is restricted in the event the number of shares of common stock beneficially held by the note holder and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. As of December 31, 2017, the note had a carrying value of approximately $47,000. The Company repaid $64,164 including principal and interest on the Note in February 2018.

Perkin Industries, LLC Equipment Financing

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkin Industries, LLC (“Perkin”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes, and the carrying value as of December 31, 2017 and 2016 was $287,750 and 387,750, respectively.

Pursuant to the Agreements Perkins received a warrant to purchase an aggregate of 310,200 shares at an exercise price of $0.35 per share with a contractual term of three (3) years. The warrant was recorded as a debt discount and a warrant liability in the aggregate amount of $3,708 due to the down round provision, pursuant which the exercise price of the warrants was revised to $0.26 at December 31, 2016.

In October 2016, the Company and Perkins agreed to extend the termination date of two of the Agreements to October 17, 2017 and January 5, 2018. In consideration of this extension, the Company issued an additional 200,000 warrants with an exercise price of $0.05 per share and a five-year contractual term. The fair value of the warrants was not material and was charged to operations in the accompanying statement of operations for the year ended December 31, 2016. The Company is in discussions for modifications to these Agreements including an extension of the maturity dates.

Subsequent to the year ended December 31, 2017 the Agreements were purchased by an unrelated third party and the terms are unchanged.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000 resulting in a carrying amount of $166,000 as of the year ended December 31, 2017.

The Company and Cobrador, an entity controlled by the Company’s CEO and is therefore a related party, held three of the convertible notes in the aggregate face amount of $45,000, and agreed to extend the repayment date to November 17, 2020. The Company and Cobrador extended the due date to December 31, 2018 on notes totaling $25,000, and the Company agreed to a revised conversion price of $.05 per share and a revised exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”).The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of December 31, 2017 and 2016, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

2016 Stock Purchase Agreement

On June 30, 2016, the Company entered into the 2016 Stock Purchase Agreement (the “2016 SPA”). pursuant to which it issued five convertible notes in the aggregate principal amount of $761,597. The 2016 SPA notes are due in November 2020 and bear interest at 9.5% per annum. The notes are convertible into shares of common stock at a conversion price of $0.17 per share. With this note, the Company satisfied its obligations for: previously issued promissory notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to a former officer of $81,250, and additional interest, expenses, fine and penalties of $23,110 through the issuance of 2016 SPAs. The Company charged additional interest, expenses, fines and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the year ended December 31, 2016.

In connection with the 2016 SPA, the Company granted a total of 2,239,990 warrants with an exercise price of $0.30 per share which was later revised to $0.05 per share due to down round provisions, with a 5 year contractual life. The Company allocated $19,242 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount is as a warrant liability due to the down round provision in the warrants.

As of December 31, 2017 and 2016, the 2016 SPA had a face value of $761,597 and a carrying value of $756,786 and $747,165, respectively.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. As of December 31, 2017 the Cobrador 2016 Notes had a carrying value of $114,500, and $113,504 as of December 31, 2016.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of December 31, 2017 the carrying value of the note was $238,046, and $224,254 as of December 31, 2016.

2017 Financings

The Company had an unsecured convertible promissory note in the principal amount of CAD100,000 with a conversion rate of $0.24 per share and an annual interest rate of 18%. On November 17, 2017, the Company and the lender agreed to extinguish the debt and all previously accrued interest amounting to $77,592 and $58,913 respectfully in exchange for a secured convertible promissory note in the face amount of $100,000, which is included in the 2017 convertible note financing below. The new note is due in 24 months and bears interest at 9.5% per annum and is convertible into shares of common stock at a conversion price of $0.05 per share. The principal amount outstanding at December 31, 2016 was $74,480.

During the year ended December 31, 2017, the Company entered into nineteen separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2017, the Company amortized $13,825 of debt discount resulting in un amortized debt discount of $45,218 and carrying value of $878,668 at December 31, 2017.

Scheduled maturities of debt as of December 31, 2017 are as follows:

2018	$1,271,867
2019	949,282
2020	1,212,597
2021	115,000
3,548,746
Less: unamortized debt discount, net	(80,043)
$3,468,703

Note 6. Related Party Debt

Mr. Graber, the Company’s Chief Executive Officer, is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of December 31, 2017, the Company had $1,507,591 in aggregate face amount due pursuant to Senior Convertible Notes, Convertible Notes and Promissory Note, net of unamortized discount of $4,113 with $1,503,478 carrying value. During the year ended December 31, 2017, the Company incurred approximately $137,000 of interest expense for the borrowing from Cobrador. In addition, subsequent to the year end, the Company borrowed $10,000 pursuant a Convertible Note.

Note 7. Capital Lease Obligations

The Company acquired capital assets under capital lease obligations. Pursuant to the agreement with the lessor, the Company makes quarterly lease payments and will make a guaranteed residual payment at the end of the lease as summarized below. At the end of the lease, the Company will own the equipment.

In August 2016, the Company and the lessor agreed to extend the term of the lease until December 31, 2017. As a consideration of the extension, the Company issued warrants to acquire 150,000 shares of common stock. The warrants have an exercise price of $0.30 per share, a term of three years, and were recorded as a debt discount and warrant liability due to the down round provision and as such are marked to market each reporting period.

The following schedule provides minimum future rental payments required as of December 31, 2017, under the current portion of capital leases. During 2017 the Company refinanced the least obligation with a promissory note in the amount of $100,000. See Note 5 above.

2017	$41,877
Total minimum lease payments	41,877
Guaranteed residual value	120,668
162,645
Less: Amount represented interest	(14,310)
Present value of minimum lease payments and guaranteed residual value	$148,235

Equipment held under capital leases at December 31, 2017 had a cost of $465,500 and accumulated depreciation of $267,000. Equipment held under capital leases at December 31, 2016 had a cost of $465,500 and accumulated depreciation of $201,262.

Note 8. Capital Stock

The Company has authorized 600,000,000 shares of common stock.

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

During the year ended December 31, 2017, the Company issued 2,550,000 shares of common stock with a fair value of $76,140 for services rendered.

During the year ended December 31, 2017, the Company issued 400,000 shares of common stock upon exercise of cashless warrants.

Note 9. Stock Options and Warrants

Warrants

At December 31, 2017 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2011 Private placement warrants	12,500	$30.00	March 2018
2013 Series A warrants - Senior Convertible Notes	3,000,000	$0.05	December 2018
2013 Series B warrants - Senior Convertible Notes	6,000,000	$0.06	June 2018-December 2018
2014 Series A warrants - Senior Convertible Notes	6,000,000	$0.05	January 2018-December 2018
2014 Series B warrants - Senior Convertible Notes	6,000,000	$0.06	January 2019-November 2019
2014 Warrants for services	656,364	$0.22	December 2019
2014 Warrants for services	1,184,000	$0.06	June 2018-December 2018
2014 Warrants - 2014 SPA convertible debt	208,334	$0.22	August 2019
2014 Warrants - 2014 SPA convertible debt	35,000	$0.05	October 2019-November 2019
2015 Warrants - 2014 SPA convertible debt	116,668	$0.22	January 2020-March 2020
2015 Warrants - convertible financing obligation	110,200	$0.26	January 2018-October 2018
2015 Warrants - 2015 SPA convertible debt	735,002	$0.22	April 2020- November 2020
2015 Warrants for services	407,067	$0.22	April 2020-November 2020
2015 Warrants issued in exchange for equipment	318,182	$0.22	January 2020
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - lease extension	150,000	$0.05	August 2019
2016 Warrants - Convertible notes	338,236	$0.05	August 2021-September 2021
2016 Warrants for services	200,000	$0.07	October 2019
2016 Warrants - lease extension	200,000	$0.05	October 2021
2016 Warrants issued with Convertible Notes	5,000,000	$0.05	November -December 2021
2017 Warrants – 2017 financing	16,537,926	$0.07	December 2022
Total	50,299,469

During the year ended December 31, 2016, the Company revised the exercise price of the warrants based the provisions for down-round provided for in the agreements. The exercise prices indicated in the table above are the revised strike price in effect at December 31, 2016. In addition, the Company issued 354,546 additional warrants pursuant to the down round provisions.

A summary of all warrants activity for the years ended December 31, 2017 and 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2015	31,311,534	$5.41	3.30
Granted	9,732,772	$0.06	5.00
Expired	(2,452,065)	$0.14	-
Balance outstanding at December 31, 2016	38,592,241	$0.05	2.35
Granted	16,537,926	$0.05	4.56
Exercised	(400,000)	$0.05	-
Expired	(4,430,698)	$0.09	-
Balance outstanding at December 31, 2017	50,299,469	$0.07	2.71
Exercisable at December 31, 2017	50,299,469	$0.07	2.71

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Balance at beginning of period	$184,680	$310,960
Fair value of warrants issued and recorded as liabilities	59,043	51,001
Gain on fair value adjustment	(121,863)	(177,281)
	$121,860	$184,680

The fair value of warrants outstanding at December 31, 2017 and 2016 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be minimal.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The total number of shares of common stock available for issuance under the Plan is 5,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. On November 16, 2017, the Board of Directors approved an increase of 10,000,000 shares to be made available for issuance under the Plan.

The Company estimated the expected volatility based on data used by its peer group of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero. The Company has elected to recognize forfeitures as they occur.

The following shows the significant assumptions used to compute the share-based compensation expense for stock options granted during the year ended December 31, 2016.

Volatility	65%
Expected term	2 - 5 years
Risk-free interest rate	1.38% - 1.62%
Expected dividend yield	0%

A summary of all stock option activity for the years ended December 31, 2017 and 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at December 31, 2015	4,640,650	$0.34
Granted	20,000	$0.20
Forfeited	(2,500)	$60.0
Outstanding at December 31, 2016	4,658,150	$0.31	3.4 years

Granted	--	--
Forfeited	(1,503,050)	$1.92
Outstanding at December 31, 2017	3,155,100	$0.25	2.5 years
Exercisable at December 31, 2017	3,142,600	$0.25	2.5 years

There were no options granted during 2017. The weighted average grant date fair value of options granted during the year ended December 31, 2016 was $0.04.

At December 31, 2017, there was approximately $322 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately one year.

Stock-based compensation related to vested options totaled $67,913 and $140,852 for the years ended December 31, 2017 and 2016, respectively. In 2015, the Company granted 500,000 restricted shares with a three-year vesting period to an officer. During the second quarter of 2017, upon the departure of the officer from the Company, the Board of Directors accelerated his vesting such that all shares were vested on his departure date. During the years ended December 31, 2017 and 2016, $30,556 and $24,444, respectively, was charged to operations as stock-based compensation costs for the restricted shares granted.

Note 10. Commitments and Contingencies

National Hockey League Retail License and Sponsorship Agreement

On February 27, 2015 BoxScore announced a multi-year, Corporate Marketing Letter Agreement (the “NHL Agreement”) with the National Hockey League. The NHL Agreement includes the usage of NHL® team branded marks on the Company’s Frozen Pond Premium Ice Cream™ for the period commencing March 1, 2015 through June 30, 2020 in retail distributions including mass merchants, specialty shops, convenience stores and in the Company’s specialty kiosks in North America.

The Company entered into the NHL Agreement with NHL Enterprises, L.P, NHL Enterprises Canada, L.P. and NHL Interactive Cyber Enterprises, LLC (collectively referred to as the “NHL” and the “Licensors”) and includes a retail license agreement, a corporate sponsorship and a marketing agreement. In connection with the Agreement, the Company shall pay to the NHL a royalty payment of five percent (5%) on net sales as well as fees attributable to national advertising, promotion and corporate marketing and branding events. The Agreement also provides for customary representations, warranties, and indemnification from the parties.

The Company has not shipped product to date under the license.

The following schedule provides minimum future payments for each of the periods ending June 30, 2017 through 2020 as defined in the NHL license and sponsorship agreements as of December 31, 2017 remeasured from Canadian dollars to U. S. dollars at the spot rate on December 31, 2017:

For the period	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	Total
Sponsorship fee	$557,991	$677,561	$677,561	$677,561	$2,590,674
Minimum royalty	398,565	478,278	557,991	717,417	2,152,251
Media commitment	159,426	159,426	159,426	159,426	637,704
Product in kind	1,594	1,594	1,594	1,594	6,376
Total Commitment	$1,117,576	$1,316,859	$1,396,572	$1,555,998	$5,387,005

No payments were made to the NHL under this agreement as of December 31, 2017. The NHL Agreement provides for termination provisions for nonpayment. The Sponsorship and Minimum royalty payments due to the NHL (in Canadian dollars) are as follows in the initial period: $200,000 on November 15, 2015, $200,000 on January 15, 2016 and $400,000 on April 15, 2016. The Company has accrued $1,734,204 and $858,754 of this total commitment as of December 31, 2017 and 2016, respectively. As part of the NHL Agreement, the NHL has commitments to the Company including a retail royalty fund which partially reduces the total commitment above.

Major League Baseball Properties, Inc. License Agreement

In March, 2016 the Company entered into a license agreement beginning April 1, 2016 through December 31, 2018 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $102,000 during the year ended December 31, 2016 and $51,000 during the year ended December 31, 2017, and has accrued $222,000 at December 31, 2017, and $48.000 as of December 31, 2016., and charged to operations $150,000 and $275,000 of guaranteed payments related to the year ended December 31, 2016 and 2017, respectively.

Subsequent to the year ended December 31, 2017 the Company paid in full all accrued and unpaid obligations to MLB in the amount of $222,000.

Operating Lease Obligations

As of December 31, 2017, the Company has two operating lease agreements for office and warehouse space, one in southern California and one in Las Vegas. The lease for the California warehouse was extended for an additional term of one year until February 2019 with a base rent of $2,830 a month. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,072 with scheduled increases. On March 1 2018, the Company renewed its lease on the property for a period of twelve months for a base rent of $1,272. The Company also has two vehicle leases for use in product distribution and sales efforts. The vehicle leases expire in October 2017 and June 2021 and require a monthly payment of $1,063. Rent expense amounted to $47,526 and $58,252 during the years ended December 31, 2017 and 2016, respectively.

The aggregate rental commitments for the leases at December 31, 2017 is:

2018	48,824
2019	8,204
Total	$57,028

Note 11. Income Taxes

Loss from operations before provision (benefit) for income taxes is summarized in the following table.

	Years ended December 31,
	2017	2016
Domestic	$(2,317,624)	$(2,339,677)
Foreign	(865,704)	(268,692)
	$(3,183,328)	$(2,608,369)

The income tax provision (benefit) is summarized in the following table.

	Years ended December 31,
	2017	2016
Current
Federal	$-	$-
State	-	(908)
Foreign	-	-
Total Current	$-	$(908)

	Years ended December 31,
	2017	2016
Deferred
Federal	189,247	(886,965)
State	(192,813)	(127,328)
Foreign	(86,536)	(65,963)
Total Deferred	(90,102)	(1,080,256)
Less increase in allowance	90,102	1,080,256
Net Deferred	-	-
Total income tax provision (benefit)	$-	$(908)

The significant components of the deferred tax assets and liabilities are summarized below.

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,719,448	$2,698,856
Depreciable and amortizable assets	(41,913)	(64,135)
Prepaid expense	(167)	(253)
Intangible asset	(43,501)	(87,002)
Stock based compensation	172,323	223,543
Beneficial conversion feature	-	(22,184)
Loss reserve	1,891	2,736
Accrued compensation	143,657	108,743
Other	(654)	680
Total	2,951,084	2,860,984
Less valuation allowance	(2,951,084)	(2,860,984)
Net deferred tax assets (liabilities)	$-	$-

The Company has approximately $8,720,000 and $1,923,000 in federal U.S. and Canadian net operating loss carryforwards (“NOLs”), respectively, as well as $9,658,000 in U.S. state and $1,923,000 in Canadian provincial NOLs available to reduce future taxable income. These carryforwards begin to expire in year 2030. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to fully offset the NOLs, and the total net deferred tax assets, as well.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as certain significant ownership changes occur. As a result of the historical equity instrument issuances by the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership change, if any. The amount of the Company’s net operating losses and other tax attributes incurred prior to any ownership change may be limited based on the Company’s value. In addition, as a result of the Company’s acquisition of the shares of U-Vend Canada, the amount of U-Vend Canada’s NOLs incurred prior to the ownership change and those of its wholly-owned limited liability company, U-Vend USA LLC may be limited based on the U-Vend Canada’s value at the date of acquisition. A full valuation allowance has been established for the Company’s deferred tax assets, including net operating losses and any other corporate tax attributes.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries for tax years beginning after December 31, 2017; and (5) implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. As of December 31, 2017, the Company has completed most of its accounting for the tax effects of the Act. If revisions are needed as new information becomes available, the final determination of the deemed re- measurement of the deferred assets and liabilities or other applicable provisions of The Act will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

The deferred U.S. income tax expense for 2017 primarily represents a one-time, non-cash expense of approximately $1,189,000 relating to the revaluation of deferred tax assets offset by a reduction of the valuation allowance in an equal amount. This resulted in a net zero effect on the provision for income tax.

During the years ended December 31, 2017 and 2016, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. and Canada federal jurisdictions, the states of California, Florida, Illinois and New York, as well as the province of Ontario. The tax years 2014-2017 generally remain open to examination by the U.S. federal and state taxing authorities. In addition, the 2013 tax year is still open for the state of California, Canadian federal and province of Ontario taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Years ended December 31,
	2017	2016
Statutory United States federal rate	34.00%	34.00%
United States federal tax on foreign branch operations	9.25	3.31
State income tax, net of federal benefit	6.03	4.94
Other foreign income tax, net of federal benefit	2.72	1.01
Change in valuation reserves	(2.83)	(41.41)
Permanent differences	0.65	(1.41)
Goodwill impairment	(6.86)	-
Tax rate differential between jurisdictions	(5.64)	(2.72)
Federal income tax law changes	(37.35)	-
Other	0.03	2.31
Effective tax rate benefit (provision)	-%	0.03%

Note 12. Master Distributor Agreement

During the year ended December 31, 2016, Mr. Neelin, a former officer of the Company, and the Company entered into a five year exclusive Master Distributor Agreement to market and sell U-Vend services in Canada and Latin America. All expenses associated with the marketing, selling and the provisioning of the services will be borne by Mr. Neelin. The Company will earn a royalty fee of 10% on total gross sales of the services sold through the distribution agreement. Royalties will be paid to the Company on a quarterly basis. Pursuant to the agreement, Neelin waived an amount of $93,000 due to him from the Company and this amount has been accounted as other income during the year ended December 31, 2016.

Pursuant to the terms of the Master Distributor Agreement, the Company received a notice of termination from Mr. Neelin effective June 30, 2017.

Note 13. Subsequent Events

Subsequent to December 31, 2017, the Company issued 25,000 shares of common stock with a fair value of $1,000 to an employee.

Subsequent to December 31, 2017, the Company issued 700,000 shares of common stock with a fair value of $24,000 to consultants for services rendered.

Subsequent to December 31, 2017, the Company issued 2,472,383 shares of common stock upon exercise of warrants.

Subsequent to December 31, 2017, the Company entered into ten separate convertible notes agreements (the “2018 Convertible Notes”) with multiple investors in the aggregate principal amount of $320,000. The 2018 Convertible Notes each have a 2-year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a warrant to purchase a total of 6,400,000 shares of common stock with an exercise price of $0.07 per share with a 5-year term.

Subsequent to December 31, 2017, BoxScore Brands, Inc. and NHL Enterprises, L.P., etc. (NHL) agreed to terminate the NHL Agreement forgiving the Company CAD3,450,000 in outstanding obligations under the Sponsorship Agreement, in return the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement (the ‘Consideration’). The products include several types of frozen goods that bear the logo or other markings of sports or entertainment brands. This Consideration is to be paid to the NHL quarterly in arrears through the quarter ended March 31, 2026, or until the Company has paid USD1,600,000 in the aggregate from the date of the agreement.  The $1,600,000 is a royalty payment due to the NHL based on future sales.

Subsequent to December 31, 2017, the Company entered into four capital leases for the purchase of equipment to support the rollout of MLB branded freezers with digital screens, and MLB branded full service vending machines in the Southern California and Las Vegas markets. The aggregate value of these leases is approximately $230,000, and the approximate monthly payments are $7,000 for an average of 40 months.

Subsequent to December 31, 2017, the Company entered into an agreement for a $147,000 working capital line of credit.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
David E. Graber	46	President, Chief Executive Officer and Chief Financial Officer, and Director	February 2017

Raymond Meyers	61	Director	April 2008

John Edward (Jay) Hentschel	47	Director	June 2017

Pamela Evans	60	Director	September 2017

Patrick White	64	Director	October 2009

Philip Jones	49	Director	October 2009

The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

David E. Graber effective February 1, 2017, the Company appointed David Graber to fill the vacancy created by the resignation of Mr. Meyers. Mr. Graber serves as the Company’s President, Chief Executive Officer, and Chief Financial Officer and has been added to the Company’s Board of Directors. Most recently, Mr. Graber was the Managing Principal of Cobrador Capital Advisors, LLC, an investment management firm focused on the consumer sector. Prior to Cobrador Capital Advisors, LLC, Graber was Managing Director, Investment Banking at New Century Capital Partners (2011-2014) and National Securities Corporation (2009-2010). From 2006-2008, he was CEO and Director of OKC Corporation, a manufacturer and retailer in the home improvement industry. From 1994-2005 Mr. Graber was a Sr. Vice President and Director in the Equities Division of Donaldson, Lufkin & Jenrette and subsequently, Credit Suisse First Boston (CSFB) in New York and Los Angeles. Mr. Graber holds dual Masters of Business Administration (MBA) from Columbia University Graduate School of Business in New York City and London Business School in the UK. He also holds a BA Psychology from Tulane University in New Orleans, LA.

Raymond Meyers founded BoxScore Brands, Inc. (formerly U-Vend, Inc. and Internet Media Services, Inc.) in March 2007 and was the Chief Executive Officer and President since the Company’s inception until February 1, 2017. Mr. Meyers founded and operated several technology-based companies, with the most recent one being eBoz, Inc., an Internet marketing tools company, which he operated from November 2001 to April 2005 and sold to Web.com (Nasdaq GM: WWWW), formerly Website Pros, Inc., in April 2005. From April 2005 to December 2006 he was an employee of Web.com holding the position of General Manager, eBoz Division. He was previously (from December 1996 to December 1999) CEO and President of ProtoSource Corporation, a NASDAQ listed company. He is a graduate of Rutgers University with continuing education at UCLA. We believe that as a result of his service as our Founder, President and Chief Executive Officer since inception, which adds historical knowledge, operational expertise and continuity to our board of directors, and his extensive corporate management experience, including serving as the chief executive officer of a publicly-held company, he provides the board with a deep understanding of all aspects of our business, both strategically and operationally, and therefore should serve on our board.

John Edward (Jay) Hentschel. Jay Hentschel was the Executive Vice President of Dean and Deluca, Inc. where he has worked from October 2016 to January 2018.  From May 1991 until September 2016, Mr. Hentschel was a Partner with Accenture, a NYSE-listed, $32 billion global professional services company where he served as managing director of the Retail Industry practice advising large retailers. Currently Mr. Hentschel is not employed. Mr. Hentschel also volunteers on the Retail Advisory Committee for the New York City Investment Fund, has authored numerous articles, and holds an MBA with distinction from Columbia University’s Graduate School of Business (2004).

Pamela Evans Since 2003, Pamela has been the President of her own strategic business consultancy focused on helping Fortune 500 and privately-held companies obtain sustainable growth and profit by leveraging assets, shopper insights, integrated marketing, new product development, joint ventures, acquisitions, licensing agreements and collaborative partnerships and alliance. Pamela’s accomplished track record includes assisting with the growth of brands, divisions and companies through consulting with Nestlé Purina/USA, Perrier Group of America, Procter & Gamble, Gillette, Johnson & Johnson, Hallmark Cards, Clorox (Glad Division), Cartoon Network, Electri-Cord Manufacturing Company; and, in management positions at Sentry Safe (now owned by Master Lock Co.), Olympus America, Esselte Pendaflex Corporation, Eveready Battery Company (now Energizer Holdings Inc.), Ralston Purina (now Nestlé Purina) and Union Carbide Corporation (now Dow Chemical).

Ms. Evans received her BSB degree in Business Administration, with a concentration in Journalism from the University of Kansas in 1980.

Patrick White has been CEO and President of VerifyMe, Inc. since August 2017.  Patrick was Chief Executive Officer and a Board of Director of Document Security Systems, Inc. (“DSS”) from August 2002 to December 2012; serving as its Chairman of the Board of Directors from August 2002 until January 2008. Mr. White then served as a Business Consultant to Document Security Systems, Inc. from 2012 to 2015.  DSS is an NYSE American listed company. Mr. White received his Bachelor’s of Science (Accounting) and Masters of Business Administration degrees from Rochester Institute of Technology. We believe Mr. White is qualified to serve on our board of directors based on his extensive corporate management experience, including serving as the chief executive officer of a publicly-held company (DSS), and his experience with the organizational challenges involved with becoming and operating as a publicly-held company.

Philip Jones has been the CFO of Document Security Systems, Inc. (“DSS”) since May 2009. He is a CPA and holds an MBA from Rochester Institute of Technology. He has over 15 years of experience in both the public and private accounting and finance sectors, including positions at Arthur Anderson from 1996 to 1998 and PricewaterhouseCoopers from 2003 to 2004, American Fiber Systems (Controller) from 2000 to 2003, and 2004 to 2005, and Zapata (NYSE: ZAP) (Accounting Manager and Director of Finance) from 1998 to 2000. Mr. Jones joined Document Security Systems, Inc. (“DSS”) in 2005 as its Corporate Controller and has been its Chief Financial Officer since 2009. DSS is an NYSE AMEX listed company. We believe Mr. Jones should serve as a member of our board of directors based on his experience in the public and private accounting and finance sectors and being Chief Financial Officer at a publicly traded company (DSS), which provides our board of directors with insights into the areas of corporate finance, cash management, and SEC reporting requirements.

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

Committees of the Board of Directors

We do not have any committees of the Board of Directors. We consider a majority of our Board members (consisting of Messrs. Jones, Meyers, Hentschel, and White) to be independent directors under NYSE American rules.

Corporate Governance

We do not have an audit committee, compensation committee or nominating committee. As we grow and evolve as a SEC registrant, our corporate governance structure is expected to be enhanced.

ITEM 11 - EXECUTIVE COMPENSATION

As of December 31, 2017, the Company has employment agreements with Mr. Graber. Mr. Meyers and Mr. Chapman resigned January 31, 2017 and September 1, 2017, respectively. Effective December 31, 2016, Paul Neelin, Chief Operating Officer, Secretary and Director resigned from the Company to pursue other opportunities. We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer, Chief Operating Officer and President, BoxScore Brands, Inc., also referred to herein as our “named executive officers,” for the years ended December 31, 2017 and 2016.

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2017 and 2016 for services in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
David Graber (a)	2017	242,000		-	-	-	242,000
Chief Executive Officer	2016	-	-	-	-	-	-
Raymond J. Meyers (b)	2017	-	-	-	-	-	-
Former Chief Executive Officer	2016	60,000	142,839	-	-	-	202,839
Paul Neelin (c)	2017	-	-	-	-	-	-
Former Chief Operating Officer	2016	120,000	-	-	-	-	120,000
Mark A. Chapman (d)	2017	13,500		30,000	-	-	43,500
Former President of U-Vend America, Inc	2016	120,000	-	-	-	-	120,000

(a)	Mr. Graber was appointed CEO effective February 1, 2017 and was granted an annual salary of $264,000. During the year ended December 31, 2017 he earned $242,000 under this arrangement, of which $10,000 was paid during the year and $232,000 was earned but unpaid.

(b)	Resigned effective January 31, 2017. Mr. Meyers earned a salary of $60,000 per annum plus a bonus based on revenues for the calendar year of 2016 of which $30,000 was paid during the year and $203,000 was earned but unpaid. On June 30, 2016, the Company settled $270,000 due to Mr. Myers for unpaid salaries and other accounts through issuance of 1,588,236 shares of common stock.

(c)	Resigned effective December 31, 2016. Mr. Neelin earned a salary of $120,000 for the calendar year of 2016, of which $3,000 was paid during the year and $117,000 was earned but unpaid. On June 30, 2016, the Company settled $200,000 due to Mr. Neelin for unpaid salaries and other accounts through issuance of 1,176,471 shares of common stock. In addition, the Company settled $93,000 due to Mr. Neelin through the sale of Master Distribution agreement.

(d)	Resigned effective September 1, 2017. Mr. Chapman earned a salary of $120,000 for the calendar year of 2016 of which $52,900 was paid during the year and $67,100 was earned but unpaid. On June 30, 2016, the Company settled $30,000 due to Mr. Chapman for unpaid salaries and other accounts through issuance of 176,471 shares of common stock.

Directors Compensation

The Company’s non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings. In order to attract and retain qualified persons to our Board, in July 2011, the Company granted its non-employee directors stock options through its Equity Incentive Plan. During 2011, each non-employee director received 2,500 stock options at an exercise price of $60.00, vesting equally over a three year period, and with an expiration date of ten years from date of grant. In 2015, the Company granted each of its non-employee directors 500,000 stock options at an exercise price of $0.20, one third of the options vesting immediately and the balance over a two year period, and with an expiration date of five years from the date of grant.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. As of December 31, 2017, the Company had 3,155,100 options outstanding under the Plan to employees, directors and outside consultants.

On November 22, 2017, shareholders of the Company holding a majority of the outstanding shares of the Company’s common stock approved, by written consent, an increase in the number of shares reserved under the Plan by 10,000,000 shares. After this increase of 10,000,000 shares, the total number of shares of common stock reserved under the Plan totals 15,000,000 shares. On November 16, 2017, the Company’s Board of Directors approved the increase of the 10,000,000 shares reserved under the Plan.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 24, 2018, there were 29,412,179 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of August 24, 2018 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 1080 N. Batavia Street, Orange, California 92867.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Raymond J. Meyers (1)	5,806,434	18.48%
David Graber (2)	1,467,668	4.99%
Mark A Chapman	1,626,471	5.53%
Patrick White (3)	1,278,757	4.27%
Philip Jones (4)	702,500	2.35%
John Edward (Jay) Hentschel	200,000	*
Pamela Evans (5)	2,250,000	7.16%
All directors and named executive officers as a group (6 individuals)	13,331,830	15.39%
5% or More Shareholders
Diane Hope	2,566,346	8.73%
Mark A Chapman	1,626,471	5.53%

(1)	Includes 2,000,000 shares issuable upon exercise of options.

(2)	Includes shares issuable to Cobrador Multi-Strategy Partners LP (Cobrador), Mr. Graber makes the investment decisions on behalf of and deemed to be beneficial owner of shares issuable to Cobrador. The share numbers are limited to 4.99% of the outstanding common shares as of August 24, 2018. Cobrador and the Company have agreed to restrict its ability to convert convertible notes and exercise of its warrants if the number of common stock beneficially held by them exceeds 4.99% of the outstanding shares of common stock with an exception to hold in excess of 4.99% with 61 days written notice of such intent to the Company. Cobrador’s ownership includes 22,755,142 shares issuable upon conversion of convertible notes and 29,441,820 shares issuable upon exercise of warrants.

(3)	Includes 502,500 shares issuable upon exercise of options.

(4)	Includes 502,500 shares issuable upon exercise of options.

(5)	Includes 1,000,000 shares issuable upon conversion of convertible notes and 1,000,000 shares issuable upon exercise of warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As our common stock is currently traded on the OTC Pink, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. However, we consider a majority of our Board members (consisting of Messrs. Meyers, Hentschel, White and Jones) to be independent directors under NYSE American stock exchange rules.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit and review services for the years ended December 31, 2017 and 2016 were $105,000 and $87,500, respectively. For the year ended December 31, 2017 and 2016, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed for other audit related services by our principal accountant, Freed Maxick CPAs, P.C. pertaining to registration statements for the years ended December 31, 2017 and 2016 were approximately $3,000 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the years ended December 31, 2017 and 2016 were $14,200 and $16,705, respectively.

All Other Fees

The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2017 and 2016 were $0.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).

3.3	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2018).

3.4	By-laws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

10.1	Internet Media Services, Inc. 2011 Equity Incentive Plan, dated July 26, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on filed July 27, 2011).

10.2	Securities Purchase Agreement, dated as of June 18, 2013, between the Company and Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).

10.3	Form of Senior Convertible Note issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).

10.4	Form of Warrant to Purchase Common Stock issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).

10.5	Form of Vending Machine Equipment Lease with Automated Retail Leasing Partners (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).

10.6	Form of Warrant between Automated Retail Leasing Partners, LP and Internet Media Services, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2014).

10.7	Promissory Note, dated May 30, 2014, issued to Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 1, 2014).

10.8	Equipment Lease Agreement, dated October 21, 2014, between BoxScore Brands, Inc. and Perkin Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).

10.9	Warrant to Purchase Common Stock issued to Perkin Industries, LLC, dated October 21, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).

10.10	Modification to the Series of Cobrador Stock Purchase Agreement, Senior Convertible Notes and Series A Warrants between BoxScore Brands, Inc. and Cobrador Multi-Strategy Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015).

10.11	NHL/U-Vend Corporate Marketing Letter Agreement, dated February 27, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2015).

10.12	Form of Securities Purchase Agreement between the Company and each investor, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).

10.13	Form of Convertible Promissory Note, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).

10.14	Form of Warrant to Purchase Common Stock, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).

10.15	Securities Purchase Agreement between the Company and each investor, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.16	Form of Convertible Promissory Note, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.17	Form of Warrant to Purchase Common Stock, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.18	Debt Conversion Agreement of Raymond Meyers, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.19	Debt Conversion Agreement of Paul Neelin, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.20	Debt Conversion Agreement of Mark Chapman, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.21	Agreement to Amend Leases, dated as of August 8, 2016, between the Company and Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).

10.22	Warrant to Purchase Shares of Common Stock issued to Automated Retail Leasing Partners, LP, dated August 8, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).

10.23	Master Services Consulting Agreement, dated as of February 1, 2017, between the Company and Raymond Meyers (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

10.24	Employment Agreement, dated as of February 1, 2017, between the Company and David Graber (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

10.37	Master Distribution Agreement, dated as of January 26, 2017, between the Company and UVend Group of Companies (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith). (1)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Definition Document
101.PRE*	XBRL Presentation Linkbase Document

(1)	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXSCORE BRANDS, INC.

September 4, 2018	By:	/s/ David E. Graber
David E. Graber President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 4, 2018	/s/ Pamela Evans
Pamela Evans Director

September 4, 2018	/s/ David Graber
David Graber President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

September 4, 2018	/s/ John Edward (Jay) Hentschel
John Edward (Jay) Hentschel Director

September 4, 2018	/s/ Philip Jones
Philip Jones Director

September 4, 2018	/s/ Raymond Meyers
Raymond Meyers Director

September 4, 2018	/s/ Patrick White
Patrick White Director

