Form 10-Q
period 2018-03-31
BOXSCORE BRANDS, INC.
filed 2018-10-05
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-165972

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc. and subsidiaries)

(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1080 N. Batavia Street

Suite A

Orange, California 92867

(Address of principal executive offices)

(855) 558-8363

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 32,177,416 as of October 3, 2018.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc. and subsidiaries)

FORM 10-Q

For the Three Months Ended March 31, 2018

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash	$173,944	$87,667
Accounts receivable	32,250	28,572
Inventory (net)	277,822	81,621
Prepaid expenses and other assets	41,418	19,674
Total current assets	525,434	217,534
Noncurrent assets:
Property and equipment (net)	549,851	594,236
Security deposits	11,416	11,416
Intangible assets (net)	75,933	86,801
Total assets	$1,162,634	$909,987

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$576,754	$460,719
Accrued expenses	150,672	88,250
Accrued interest	434,669	366,327
NHL and MLB sponsorship liability	2,498,333	1,956,204
Amounts due to officers	634,451	586,851
Senior convertible notes, net of discount	418,804	443,804
Promissory notes payable	426,401	464,899
Convertible notes payable, net of discount	649,126	358,046
Current capital lease obligation	148,235	148,235
Total current liabilities	5,937,445	4,873,335

Noncurrent liabilities:
Senior convertible notes, net of discount	23,934	-
Convertible notes payable, net of discount	2,219,771	2,201,954
Warrant liabilities	141,036	121,860
Total noncurrent liabilities	2,384,741	2,323,814

Total liabilities	8,322,186	7,197,149

Stockholders’ deficit:
Common stock, $.001 par value, 600,000,000 shares authorized, 28,697,135 and 27,614,992 shares issued and outstanding, respectively	28,697	27,615
Additional paid in capital	5,343,066	5,303,434
Accumulated deficit	(12,531,315)	(11,618,211)
Total stockholders’ deficit	(7,159,552)	(6,287,162)
Total liabilities and stockholders’ deficit	$1,162,634	$909,987

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Revenue	$287,833	$330,026

Cost of Goods Sold	152,167	168,891

Gross Profit	135,666	161,135

Operating Expenses
Selling	660,027	388,105
General and administrative	272,376	309,016
Total operating expenses	932,403	697,121

Operating loss	(796,737)	(535,986)

Other Expenses (Income):
Gain on change in fair value of debt and warrant liabilities	-	(11,369)
Amortization of debt discount and deferred financing costs	29,324	23,796
Interest expense	87,043	80,741
Unrealized loss on foreign currency	-	1,807
Total other expenses	116,367	94,975

Net Loss	$(913,104)	$(630,961)

Net loss per share – basic and diluted	$(0.03)	$(0.03)

Weighted average common shares – basic and diluted	28,090,905	25,047,014

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(913,104)	$(630,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on fair value of warrant liabilities	-	(11,369)
Stock based compensation	15,714	40,002
Depreciation	44,385	41,101
Amortization of intangible assets	21,700	21,700
Amortization of debt discount and deferred financing costs	29,324	23,796
Unrealized loss on foreign currency	-	1,807
Changes in operating assets and liabilities:
Accounts receivable	(3,678)	(2,125)
Inventory	(196,201)	(19,442)
Prepaid expenses and other assets	(21,744)	(11,226)
Accounts payable and accrued expenses	178,457	214,256
Accrued interest	68,342	54,982
NHL and MLB sponsorship liability	542,129	-
Amount due to officers	47,600	74,613
Net cash used in operating activities	(187,076)	(202,866)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(22,011)
Purchases of intangible assets	(10,832)	-
Net cash used in investing activities	(10,832)	(22,011)

Cash Flows from Financing Activities:
Proceeds from warrant exercise	25,000	20,000
Proceeds from promissory notes	23,433	37,300
Proceeds from convertible notes	315,000	220,000
Repayment of convertible note	-	(30,000)
Repayments of promissory notes	(79,248)	(17,233)
Net cash provided by financing activities	284,185	230,067

Net increase in cash	86,277	5,190

Cash, beginning of period	87,667	61,914

Cash, end of period	$173,944	$67,104

Supplemental disclosures:
Interest paid	$-	$24,000

Supplemental disclosures of non-cash items:
Debt discount related to warrant liability and beneficial conversion feature	$17,900	$16,940

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited)

Note 1. Nature of the Business

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

 Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. The balance sheet at December 31, 2017, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on September 4, 2018. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year or any further periods.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on March 31, 2018 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement. The carrying value of the short-term instruments approximates their fair values at March 31, 2018 and December 31, 2017 due to their short-term nature.

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

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company has 139 and 141 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the three month periods ended March 31, 2018 and 2017, respectively. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several types of cash receipts and payments for which there was diversity in practice. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company has evaluated the impact that the adoption of this standard made on the consolidated financial statements and related disclosures and determined it was not a material impact.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet completed its evaluation nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11).” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is still evaluating the impact this ASU will have on the consolidated financial statements and related disclosures.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $913,104 for the three months ended March 31, 2018 and has incurred accumulated losses totaling $12,531,315 through March 31, 2018. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock from its stockholders, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4. Property and Equipment

Property and equipment consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Electronic kiosks and vending machines	$1,091,345	$1,091,345
Delivery vans	21,700	21,700
Less: accumulated depreciation	(563,194)	(518,809)
Total	$549,851	$594,236

Depreciation expense amounted to $44,385 and $41,101, respectively for the three months ended March 31, 2018 and 2017.

Note 5. Intangible Assets

Intangible assets consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Operating agreement	$434,000	$434,000
App development	10,832	-
Less: accumulated amortization	(368,899)	(347,199)
Total	$75,933	$86,801

Amortization expense amounted to $21,700 for each of the three months ended March 31, 2018 and 2017.

Note 6. Debt

Senior Convertible Notes

During the year ended December 31, 2017, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2017 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), a related party, was extended until December 31, 2018. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. Cobrador, an entity controlled by the Company’s CEO, is a related party.

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

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7%, is due in December 2019, and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and was recorded as interest expense during 2017 and a warrant liability due to the down round provision in the note agreement.

At March 31, 2018 and December 31, 2017, the Cobrador notes had a carrying value of $442,738 and $443,804, net of discount of $1,066 and $1,421, respectively.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at March 31, 2018 and December 31, 2017 was $6,235 and $6,235, respectively.

During the three months ended March 31, 2018 and 2017, the Company borrowed $23,433 and $12,300, respectively, pursuant to a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum, and are payable together with interest over a period of six (6) months from the date of borrowing. The Company repaid $15,084 and $17,233 during the three months ended March 31, 2018 and 2017, respectively, and the balance outstanding on these notes at March 31, 2018 and December 31, 2017, was $24,416 and $16,067, respectively.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2018. As of March 31, 2018 and December 31, 2017, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador, a related party. The notes accrue interest at 7% and have a two-year term. As of March 31, 2018 and December 31, 2017, the balance outstanding on these notes was $28,000.

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

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkin Industries, LLC (“Perkin”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes, and the carrying value as of March 31, 2018 and December 31, 2017 was $287,750.

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

During the three months ended March 31, 2018 the Agreements were purchased by a third party and the terms are unchanged.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. As of March 31, 2018 and December 31, 2017, outstanding balances of these notes were $166,000.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000, and agreed to extend the repayment date to November 17, 2020. The Company and Cobrador extended the due date to December 31, 2018 on notes totaling $25,000, and the Company agreed to a revised conversion price of $.05 per share and a revised exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended 2017.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”).The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of March 31, 2018 and December 31, 2017, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

2016 Stock Purchase Agreement

On June 30, 2016, the Company entered into the 2016 Stock Purchase Agreement (the “2016 SPA”) pursuant to which it issued five convertible notes in the aggregate principal amount of $761,597. The 2016 SPA notes are due in November 2020 and bear interest at 9.5% per annum. The notes are convertible into shares of common stock at a conversion price of $0.17 per share. With this note, the Company satisfied its obligations for: previously issued promissory notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to a former officer of $81,250, and additional interest, expenses, fine and penalties of $23,110 through the issuance of 2016 SPAs. The Company charged additional interest, expenses, fines and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the year ended December 31, 2016.

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

As of March 31, 2018 and December 31, 2017, the 2016 SPA had a face value of $761,597 and a carrying value of $759,190 and $756,786, respectively.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes, to a related party, have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. As of March 31, 2018 and December 31, 2017, the Cobrador 2016 Notes had a carrying value of $114,750 and $114,500, respectively.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of March 31, 2018 the carrying value of the note was $239,495 and $238,046 as of December 31, 2017.

2017 Financings

During the year ended December 31, 2017, the Company entered into nineteen separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $924,282. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the three months ended March 31, 2018, the Company amortized $2,587 of debt discount resulting in an unamortized debt discount of $42,026 and carrying value of $882,256 at March 31, 2018. The carrying value of the notes at December 31, 2017 was $878,668.

2018 Financings

During the three months ended March 31, 2018, the Company entered into nine separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $240,000. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 4,800,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $16,479 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the three months ended March 31, 2018, the Company amortized $2,060 of debt discount resulting in an unamortized debt discount of $14,419 and carrying value of $225,581 at March 31, 2018.

Other 2018 Financings

On January 26, 2018, the Company entered into a convertible note agreement in the amount of $78,750, with original discount of $3,750, bearing an annual interest rate of 8%. The note is convertible into common stock at a conversion price of $0.07 per share. During three months ended March 31, 2018, the Company amortized $625 of debt discount resulting in unamortized debt discount of $3,125 and carrying value of $75,625 at March 31, 2018.

Scheduled maturities of debt remaining as of March 31, 2018 for each respective fiscal year end are as follows:

2018	$1,216,205
2019	1,028,032
2020	1,452,597
2021	115,000
3,811,834
Less: unamortized debt discount	(73,798)
$3,738,036

Note 7. Related Party Debt

Mr. Graber, the Company’s Chief Executive Officer, is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of March 31, 2018, the Company had $1,517,591 in aggregate face amount due pursuant to Senior Convertible Notes, Convertible Notes and Promissory Note, net of unamortized discount of $6,299 with $1,511,292 carrying value. During the three months ended March 31, 2018, the Company incurred approximately $33,000 of interest expense for the borrowing from Cobrador.

Note 8. Capital Lease Obligations

The Company acquired capital assets under capital lease obligations. Pursuant to the agreement with the lessor, the Company makes quarterly lease payments and will make a guaranteed residual payment at the end of the lease as summarized below. At the end of the lease, the Company will own the equipment.

In August 2016, the Company and the lessor agreed to extend the term of the lease until December 31, 2018. As a consideration of the extension, the Company issued warrants to acquire 150,000 shares of common stock. The warrants have an exercise price of $0.30 per share, a term of three years, and were recorded as a debt discount and warrant liability due to the down round provision and as such are marked to market each reporting period.

The following schedule provides minimum future rental payments required as of March 31, 2018, under the current portion of capital leases.

2018	$41,877
Total minimum lease payments	41,877
Guaranteed residual value	120,668
162,545
Less: Amount represented interest	(14,310)
Present value of minimum lease payments and guaranteed residual value	$148,235

Equipment held under capital leases at March 31, 2018 had a cost of $465,500 and accumulated depreciation of $283,000. Equipment held under capital leases at December 31, 2017 had a cost of $465,500 and accumulated depreciation of $267,000.

Note 9. Capital Stock

The Company has authorized 600,000,000 shares of common stock.

During the three months ended March 31, 2018, the Company issued 725,000 shares of common stock with a fair value of $23,910 for services rendered.

During the three months ended March 31, 2018, the Company issued 357,143 shares of common stock for $25,000 upon exercise of warrants.

Note 10. Stock Options and Warrants

Warrants

At March 31, 2018 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2013 Series A warrants - Senior Convertible Notes	3,000,000	$0.05	December 2019
2013 Series B warrants - Senior Convertible Notes	6,000,000	$0.06	December 2019
2014 Series A warrants - Senior Convertible Notes	6,000,000	$0.05	December 2019
2014 Series B warrants - Senior Convertible Notes	6,000,000	$0.06	January - December 2019
2014 Warrants for services	656,364	$0.22	August - December 2019
2014 Warrants for services	1,184,000	$0.06	June - December 2018
2014 Warrants - 2014 SPA convertible debt	208,334	$0.22	August 2019
2014 Warrants - 2014 SPA convertible debt	35,000	$0.05	October - November 2019
2015 Warrants - 2014 SPA convertible debt	116,668	$0.22	January - March 2020
2015 Warrants - convertible financing obligation	57,600	$0.26	October 2018
2015 Warrants - 2015 SPA convertible debt	735,002	$0.22	April - November 2020
2015 Warrants for services	407,067	$0.22	April - November 2020
2015 Warrants issued in exchange for equipment	318,182	$0.22	January 2020
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - lease extension	150,000	$0.05	August 2019
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2019
2016 Warrants - lease extension	200,000	$0.05	October 2021
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November - December 2021
2017 Warrants – 2017 financing	16,180,783	$0.07	December 2022
2018 Warrants – 2018 financing	4,800,000	$0.07	January - March 2023
Total	54,677,226

A summary of all warrants activity for the three months ended March 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	50,299,469	$0.07	2.71
Granted	4,800,000	$0.07	4.93
Exercised	(357,143)	$0.07	4.93
Forfeited	-	-	-
Expired	(65,100)	$5.97	-
Balance outstanding at March 31, 2018	54,677,226	$0.07	2.95
Exercisable at March 31, 2018	54,677,226	$0.07	2.95

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017.

	March 31, 2018	December 31, 2017
Balance at beginning of period	$121,860	$184,680
Fair value of warrants issued and recorded as liabilities	19,176	59,043
Gain on fair value adjustment	-	(121,863)
Balance at end of period	$141,036	$121,860

The fair value of warrants outstanding at March 31, 2018 and December 31, 2017 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be minimal.

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

A summary of all stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	3,155,100	$0.25	2.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at March 31, 2018	3,155,100	$0.25	2.3
Exercisable at March 31, 2018	3,149,267	$0.25	2.3

Stock-based compensation related to vested options totaled $64 and $33,891 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was approximately $256 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately one year.

In 2015, the Company granted 500,000 restricted shares with a three-year vesting period to an officer. During the second quarter of 2017, upon the departure of the officer from the Company, the Board of Directors accelerated his vesting such that all shares were vested on his departure date. During the three months ended March 31, 2018 and 2017, $9,167 and $6,111, respectively, was charged to operations as stock-based compensation costs for the restricted shares granted.

Note 11. Commitments and Contingencies

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

The following schedule provides minimum future payments for each of the periods ending June 30, 2017 through 2020 as defined in the NHL license and sponsorship agreements as of March 31, 2018 remeasured from Canadian dollars to U. S. dollars at the spot rate on March 31, 2018:

For the period	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	Total
Sponsorship fee	$544,015	$660,590	$660,590	$660,590	$2,525,785
Minimum royalty	388,582	466,298	544,015	699,448	2,098,343
Media commitment	155,433	155,433	155,433	155,433	621,731
Product in kind	1,554	1,554	1,554	1,554	6,216
Total Commitment	$1,089,584	$1,283,875	$1,361,592	$1,517,025	$5,252,075

No payments were made to the NHL under this agreement as of March 31, 2018. The NHL Agreement provides for termination provisions for nonpayment. The Sponsorship and Minimum royalty payments due to the NHL (in Canadian dollars) are as follows in the initial period: $200,000 on November 15, 2015, $200,000 on January 15, 2016 and $400,000 on April 15, 2016. The Company has accrued $2,298,333 and $1,734,204 of this total commitment as of March 31, 2018 and December 31, 2017, respectively. As part of the NHL Agreement, the NHL has commitments to the Company including a retail royalty fund which partially reduces the total commitment above. Subsequent to March 31, 2018, the Company and NHL agreed to terminate the NHL Agreement (see Note 12).

Major League Baseball Properties, Inc. License Agreement

In March, 2016 the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $47,000 and $48,000 during the three months ended March 31, 2018 and 2017, respectively, and has accrued $200,000 at March 31, 2018, and $222,000 as of December 31, 2017, and charged to operations $25,000 and $68,750 of guaranteed payments related to the three months ended March 31, 2018 and 2017, respectively.

Subsequent to the three months ended March 31, 2018 the Company paid $175,000 in accrued and unpaid obligations to MLB.

Operating Lease Obligations

As of March 31, 2018, the Company has two operating lease agreements for office and warehouse space, one in southern California and one in Las Vegas. During the three months ended March 31, 2018, the lease for the California warehouse was extended for an additional term of one year until February 2019 with a base rent of $2,830 a month. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,072 with scheduled increases. On March 1, 2018, the Company renewed its lease on the property for a period of twelve months for a base rent of $1,272. The Company also has two vehicle leases for use in product distribution and sales efforts. The vehicle leases expire in October 2017 and June 2021 and require a monthly payment of $1,063. Rent expense amounted to $11,962 and $11,586 during the three months ended March 31, 2018 and 2017, respectively.

The aggregate rental commitments for the leases at March 31, 2018 is:

2018	36,862
2019	8,204
Total	$45,066

Note 12. Subsequent Events

Subsequent to March 31, 2018, the Company issued 100,000 shares of common stock with a fair value of $3,500 to consultants for services rendered.

Subsequent to March 31, 2018, the Company issued 2,829,524 shares of common stock upon exercise of warrants for proceeds of $253,000

Subsequent to March 31, 2018, the Company entered into four separate convertible notes agreements (the “2018 Convertible Notes”) with multiple investors in the aggregate principal amount of $100,000. The 2018 Convertible Notes each have a 2-year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued warrants to purchase a total of 2,000,000 shares of common stock with an exercise price of $0.07 per share with a 5-year term.

Subsequent to March 31, 2018, BoxScore Brands, Inc. and NHL Enterprises, L.P., etc. (NHL) agreed to terminate the NHL Agreement forgiving the Company CAD3,450,000 in outstanding obligations under the Sponsorship Agreement, in return the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement (the ‘Consideration’). The products include several types of frozen goods that bear the logo or other markings of sports or entertainment brands. This Consideration is to be paid to the NHL quarterly in arrears through the quarter ended March 31, 2026, or until the Company has paid USD1,600,000 in the aggregate from the date of the agreement.    The $1,600,000 is a royalty payment due to the NHL based on future sales.

Subsequent to March 31, 2018, the Company entered into four capital leases for the purchase of equipment to support the rollout of MLB branded freezers with digital screens, and MLB branded full service vending machines in the Southern California and Las Vegas markets. The aggregate value of these leases is approximately $229,000, and the approximate monthly payments are $7,000 for an average of 44 months.

Subsequent to March 31, 2018, the Company entered into a revenue advance agreement whereby it agreed to repay $187,500 and was loaned $150,000 less a $3,000 loan fee for net proceeds of $147,000. The facility charges 13% interest and self-liquidates through the collection of accounts receivable.

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

As of March 31, 2018, the Company has an active license and sponsorship agreement in place with the National Hockey League. The Company has not produced product to date under the license. Subsequent to March 31, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 12).

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

In 2017, the Company modified its agreement with Major League Baseball Properties to extend through calendar year 2019. Additionally, the Company has a revenue sharing agreement with MLB Properties for on screen advertising at Point-of- sale.  The Company received an initial purchase order for pallets of MLB ice cream in May 2018 and shipped this product in June. The Company plans to sell pallets of MLB ice cream to large national wholesale distributors as well as through reach-in MLB branded freezers which include a digital advertising screen.

Critical Accounting Policies, Judgments and Estimates

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company has 139 and 141 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the three month periods ended March 31, 2018 and 2017, respectively. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

Results of Operations

For the Three Months Ended March 31, 2018 Compared to Three Months Ended December 31, 2017

Revenue

For the three months ended March 31, 2018, the Company’s revenue decreased by $42,193 or 13% to $287,833 compared to revenues of $330,026 during the three months ended March 31, 2017. As of March 31, 2018, the Company had an installed base of 139 electronic kiosks in Southern California and Las Vegas, Nevada compared to 141 installed units at March 31, 2017.

Cost of Goods Sold

For the three months ended March 31, 2018, the Company’s cost of goods sold decreased by $16,724 or 10% to $152,167 compared to cost of goods sold of $168,891 during the three months ended March 31, 2017. The decrease in cost of goods sold in 2018 was due to decrease in revenue. The Company’s gross margin during the three months ended March 31, 2018 was 47%, compared to 49% in 2017 which was due mainly to the mix of products sold during the respective periods.

Selling Expenses

Selling expenses for three months ended March 31, 2018 increased by $271,922 or 70% compared to $388,105 during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company expensed $589,129 compared to $246,490 in 2017 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $272,376, a decrease of $36,640 or 12%, compared to $309,016 for the three months ended March 31, 2017. The decrease in general and administrative expenses was mainly due to decrease in wages and related expenses.

Gain on Revaluation of Warrant Liabilities

Warrant Liabilities – Certain warrants issued by the Company have a “down round provision”. As such, the warrants have been recorded as liabilities and are subject to remeasurement at each balance sheet date. The warrants are valued using the Monte Carlo simulation method and will continue to be adjusted each reporting period for changes in fair value until the warrant is exercised or expires. Gains or losses on revaluation are recorded as a component of other expense on the accompanying consolidated statements of operation.

During the three months ended March 31, 2018, there was no change in fair value of warrant liabilities. The Company recognized a gain on the change in fair value of warrant liabilities in the amount $11,369 during the three months ended March 31, 2017.

Amortization of Debt Discount and Deferred Financing Costs

For the three months ended March 31, 2018, amortization of debt discount and deferred financing costs increased by $5,528 or 23% from the three months ended March 31, 2017. The increase was due to higher levels of borrowings in 2018.

Interest Expense

Interest expense for the three months ended March 31, 2018 increased by $6,302 or 7.8% from the three months ended March 31, 2017. The increase was due to higher levels of borrowings in 2018.

Unrealized Loss on Foreign Currency

The Company had two convertible notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of the notes during the year ended December 31, 2016 and refinanced another in a note payable in U.S. Dollars. During the three months ended March 31, 2017, the Company recorded an unrealized loss of $1,807, and during the three months ended March 31, 2018, the Company had no such expense.

Net Loss

As a result of the foregoing, the net loss for the three months ended March 31, 2018 increased by $282,143 to $913,104 as compared to a net loss of $630,961 incurred during the three months ended March 31, 2017.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company incurred a loss of $913,104 during the three months ended March 31, 2018, has accumulated losses totaling $12,531,315, and has a working capital deficit of $5,412,011 at March 31, 2018. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the three months ended March 31, 2018, we used $187,076 of cash in operating activities primarily as a result of our net loss of $913,104, offset by share-based compensation of $15,714, $44,385 in depreciation expenses, $21,700 in amortization expenses, $29,324 in amortization of debt discount, and net changes in operating assets and liabilities of $614,905.

During the three months ended March 31, 2017, we used $202,866 of cash in operating activities primarily as a result of our net loss of $630,961, offset by share-based compensation of $40,002, $41,101 in depreciation expenses, $21,700 in amortization expenses, $(11,369) in change in warrant liabilities, $23,769 in amortization of debt discount, and net changes in operating assets and liabilities of $311,058.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018, was $10,832, which consisted of the purchase of intangible assets.

Net cash used in investing activities during the three months ended March 31, 2017, was $22,011, which consisted of the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2018, financing activities provided $25,000 in proceeds from warrant exercise, $23,433 in proceeds from promissory notes and $315,000 in proceeds from convertible notes. The Company used $79,248 in repayments of notes payable.

During the three months ended March 31, 2017, financing activities provided $20,000 in proceeds from warrant exercise, $220,000 in proceeds from convertible notes and $37,300 in proceeds from promissory notes. The Company used $17,233 in repayments of notes payable and $30,000 in repayment of convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

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

Our chief executive officer also acting as chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2017 exist in our internal control over financial reporting based on the evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, the Company issued 725,000 shares of common stock with a fair value of $23,910 for services rendered.

During the three months ended March 31, 2018, the Company issued 357,143 shares of common stock for $25,000 upon exercise of warrants.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

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

BOXSCORE BRANDS, INC.

October 5, 2018	By:	/s/ David Graber
David Graber Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

