Form 10-Q
period 2018-06-30
BOXSCORE BRANDS, INC.
filed 2018-10-05
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc. and subsidiaries)

FORM 10-Q

For the Three and Six Months Ended June 30, 2018

i

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash	$181,633	$87,667
Accounts receivable	123,621	28,572
Inventory (net)	318,338	81,621
Prepaid expenses and other assets	28,902	19,674
Total current assets	652,494	217,534
Noncurrent assets:
Property and equipment (net)	761,520	594,236
Security deposits	12,261	11,416
Intangible assets (net)	66,289	86,801
Total assets	$1,492,564	$909,987

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$458,020	$460,719
Accrued expenses	179,606	88,250
Accrued interest	519,816	366,327
NHL and MLB sponsorship liability	50,000	1,956,204
Amounts due to officers	750,155	586,851
Senior convertible notes, net of discount	418,804	443,804
Promissory notes payable	522,784	464,899
Convertible notes payable, net of discount	678,869	358,046
Current capital lease obligation	214,453	148,235
Total current liabilities	3,792,507	4,873,335

Noncurrent liabilities:
Senior convertible notes, net of discount	24,112	-
Convertible notes payable, net of discount	2,299,865	2,201,954
Capital lease obligation	145,768	-
Warrant liabilities	149,559	121,860
Total noncurrent liabilities	2,619,304	2,323,814

Total liabilities	6,411,811	7,197,149

Stockholders’ deficit:
Common stock, $.001 par value, 600,000,000 shares authorized, 31,626,659 and 27,614,992 shares issued and outstanding, respectively	31,627	27,615
Additional paid in capital	5,614,673	5,303,434
Accumulated deficit	(10,565,547)	(11,618,211)
Total stockholders’ deficit	(4,919,247)	(6,287,162)
Total liabilities and stockholders’ deficit	$1,492,564	$909,987

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenue	$457,956	$441,156	$745,789	$771,182

Cost of Goods Sold	245,975	221,465	398,142	390,356

Gross Profit	211,981	219,691	347,647	380,826

Operating Expenses
Selling	490,402	398,762	1,150,429	786,867
General and administrative	331,268	393,751	603,644	702,767
Total operating expenses	821,670	792,513	1,754,073	1,489,634

Operating loss	(609,689)	(572,822)	(1,406,426)	(1,108,808)

Other Expenses (Income):
Gain on change in fair value of debt and warrant liabilities	-	(13,989)	-	(25,358)
Gain on settlement of liability	(2,674,419)	-	(2,674,419)	-
Gain on sale of asset	(23,984)	-	(23,984)	-
Amortization of debt discount and deferred financing costs	18,537	23,620	47,861	47,416
Interest expense	104,409	84,623	191,452	165,364
Unrealized loss (gain) on foreign currency	-	(667)	-	1,140
Total other expenses (income):	(2,575,457)	93,587	(2,459,090)	188,562

Net Income (Loss)	$1,965,768	$(666,409)	$1,052,664	$(1,297,370)

Net income (loss) per share – basic and diluted	$0.07	$(0.03)	$0.04	$(0.05)

Weighted average common shares – basic and diluted	30,215,105	25,378,325	29,172,961	25,212,770

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended	Six months Ended
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$1,052,664	$(1,297,370)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on fair value of warrant liabilities	-	(25,358)
Stock based compensation	37,252	122,847
Depreciation	96,541	84,196
Amortization of intangible assets	43,400	43,400
Amortization of debt discount and deferred financing costs	47,861	47,416
Unrealized loss on foreign currency	-	1,140
Gain on settlement of liability	(2,674,419)	-
Gain on sale of assets	(23,984)	-
Changes in operating assets and liabilities:
Accounts receivable	(95,049)	(15,525)
Inventory	(236,717)	(48,077)
Prepaid expenses and other assets	(10,073)	(9,137)
Accounts payable and accrued expenses	88,657	611,385
Accrued interest	153,489	121,350
NHL and MLB sponsorship liability	768,215	-
Amount due to officers	163,304	186,207
Net cash used in operating activities	(588,859)	(177,526)

Cash Flows from Investing Activities:
Purchases of property and equipment	(34,932)	(38,478)
Proceeds from sale of property and equipment	23,984	-
Purchases of intangible assets	(22,888)	-
Net cash used in investing activities	(33,836)	(38,478)

Cash Flows from Financing Activities:
Proceeds from warrant exercise	278,000	20,000
Proceeds from promissory notes	196,778	37,300
Proceeds from convertible notes	415,000	220,000
Repayments of capital lease obligations	(16,907)	-
Repayment of convertible note	-	(50,000)
Repayments of promissory notes	(156,210)	(30,266)
Net cash provided by financing activities	716,661	197,034

Net increase (decrease) in cash	93,966	(18,970)

Cash, beginning of period	87,667	61,914

Cash, end of period	$181,633	$42,944

Supplemental disclosures:
Interest paid	$-	$41,000

Supplemental disclosures of non-cash items:
Assets acquired through capital lease	$228,893	$-
Debt discount related to warrant liability and beneficial conversion feature	$23,582	$18,602

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

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

The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on September 4, 2018. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year or any further periods.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts, based upon the number of underlying convertible shares. The estimated fair value of the convertible notes is determined based on the trading price on June 30, 2018 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement. The carrying value of the short-term instruments approximates their fair values at March 31, 2018 and December 31, 2017 due to their short-term nature.

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

Income Taxes

The Company has approximately $8 million in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, which will expire at various dates from 2029 through 2037. The Company also has approximately $8.9 million of gross state NOLs that will expire at various dates from 2021 and 2037. As these NOL’s were generated prior to the enactment of H.R. 1 (“Tax Cuts and Jobs Act” or “TCJA”) they are eligible to fully offset taxable income. While the company generated taxable income due to the extinguishment of certain liabilities, it is not expected to reoccur. Therefore, due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has maintained a full valuation allowance against its deferred tax assets accordingly.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company has 139 and 144 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the six month periods ended June 30, 2018 and 2017, respectively. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several types of cash receipts and payments for which there was diversity in practice. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company has evaluated the impact of the adoption of this standard had on the consolidated financial statements and related disclosures and determined the effective was not material.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements and does not anticipate a material impact to its financial statements.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported net income of $1,965,768 for the three months ended June 30, 2018 and $1,052,664 for the six months ended June 30, 2018 due to a one-time gain on the disposition of a liability, however experienced operating losses for both the three and six months ended June 30, 2018, and has incurred accumulated losses totaling $10,565,547 through June 30, 2018. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock from its stockholders, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Property and Equipment

Property and equipment consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Electronic kiosks and vending machines	$1,355,170	$1,091,345
Delivery vans	21,700	21,700
Less: accumulated depreciation	(615,350)	(518,809)
Total	$761,520	$594,236

Depreciation expense amounted to $96,541 and $84,196, respectively for the six months ended June 30, 2018 and 2017.

Note 5 – Intangible Assets

Intangible assets consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Operating agreement	$434,000	$434,000
App development	22,888	-
Less: accumulated amortization	(390,599)	(347,199)
Total	$66,289	$86,801

Amortization expense amounted to $43,400 for each of the six months ended June 30, 2018 and 2017.

Note 6 – Debt

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

At June 30, 2018 and December 31, 2017, the Cobrador notes had a carrying value of $442,916 and $443,804, net of discount of $888 and $1,421, respectively.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at June 30, 2018 and December 31, 2017 was $6,235 and $6,235, respectively.

During the six months ended June 30, 2018 and 2017, the Company borrowed $79,278 and $12,300, respectively, pursuant to a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum, and are payable together with interest over a period of six (6) months from the date of borrowing. The Company repaid $29,546 and $17,233 during the six months ended June 30, 2018 and 2017, respectively, and the balance outstanding on these notes at June 30, 2018 and December 31, 2017, was $65,799 and $16,067, respectively.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2018. As of June 30, 2018 and December 31, 2017, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador, a related party. The notes accrue interest at 7% and have a two-year term. As of June 30, 2018 and December 31, 2017, the balance outstanding on these notes was $28,000.

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

On April 13, 2018, the Company issued a promissory note in the principal amount of 115,000. This note bears interest at the rate of 7% per annum, due on June 30, 2018. The Company repaid $60,000 during the six months ended June 30, 2018, and the balance outstanding on this note at June 30, 2018, was $55,000.

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkin Industries, LLC (“Perkin”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes, and the carrying value as of June 30, 2018 and December 31, 2017 was $287,750.

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

During the six months ended June 30, 2018 the Agreements were purchased by a third party and the terms are unchanged.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of June 30, 2018 and December 31, 2017, outstanding balances of these notes were $166,000.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000, and agreed to extend the repayment date to November 17, 2020. The Company and Cobrador extended the due date to December 31, 2018 on notes totaling $25,000, and the Company agreed to a revised conversion price of $.05 per share and a revised exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended December 31, 2017.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”).The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of June 30, 2018 and December 31, 2017, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

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

As of June 30, 2018 and December 31, 2017, the 2016 SPA had a face value of $761,597 and a carrying value of $761,597 and $756,786, respectively.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes, to a related party, have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. As of June 30, 2018 and December 31, 2017, the Cobrador 2016 Notes had a carrying value of $115,000 and $114,500, respectively.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of June 30, 2018 the carrying value of the note was $241,944 and $238,046 as of December 31, 2017.

2017 Financings

During the year ended December 31, 2017, the Company entered into nineteen separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $924,282. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the six months ended June 30, 2018, the Company amortized $9,292 of debt discount resulting in unamortized debt discount of $35,321 and carrying value of $888,961 at June 30, 2018. The carrying value of the notes at December 31, 2017 was $878,668.

2018 Financings

During the six months ended June 30, 2018, the Company entered into nine separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $340,000. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 6,800,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $22,161 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the six months ended June 30, 2018, the Company amortized $4,830 of debt discount resulting in an unamortized debt discount of $17,331 and carrying value of $322,669 at June 30, 2018.

Other 2018 Financings

On January 26, 2018, the Company entered into a convertible note agreement in the amount of $78,750, with original discount of $3,750, bearing an annual interest rate of 8%. The note is convertible into common stock at a conversion price of $0.07 per share. During six months ended June 30, 2018, the Company amortized $1,563 of debt discount resulting in unamortized debt discount of $3,125 and carrying value of $76,563 at June 30, 2018.

Scheduled maturities of debt remaining as of March 31, 2018 for each respective fiscal year end are as follows:

2018	$1,312,588
2019	1,028,032
2020	1,552,597
2021	115,000
4,008,217
Less: unamortized debt discount	(63,783)
$3,944,434

Note 7 – Related Party Debt

Mr. Graber, the Company’s Chief Executive Officer, is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of June 30, 2018, the Company had $1,517,591 in aggregate face amount due pursuant to Senior Convertible Notes, Convertible Notes and Promissory Note, net of unamortized discount of $4,186 with $1,513,405 carrying value. During the six months ended June 30, 2018 and 2017, the Company incurred approximately $67,000 of interest expense for the borrowing from Cobrador.

Note 8 – Capital Lease Obligations

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

The following schedule provides minimum future rental payments required as of June 30, 2018, under the current portion of capital leases.

2018	$83,398
2019	83,043
2020	83,043
2021	37,609
2022	20,160
2023	7,165
Total minimum lease payments	314,418
Guaranteed residual value	120,668
435,086
Less: Amount represented interest	(74,865)
Present value of minimum lease payments and guaranteed residual value	$360,221

Equipment held under capital leases at June 30, 2018 had a cost of $694,400 and accumulated depreciation of $306,000. Equipment held under capital leases at December 31, 2017 had a cost of $465,500 and accumulated depreciation of $267,000.

Note 9 – Capital Stock

The Company has authorized 600,000,000 shares of common stock.

During the six months ended June 30, 2018, the Company issued 825,000 shares of common stock with a fair value of $27,410 for services rendered.

During the six months ended June 30, 2018, the Company issued 3,186,667 shares of common stock for $278,000 upon exercise of warrants.

Note 10 – Stock Options and Warrants

Warrants

At June 30, 2018 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2013 Series A warrants-Senior Convertible Notes	3,000,000	$0.05	December 2019
2013 Series B warrants-Senior Convertible Notes	6,000,000	$0.06	December 2019
2014 Series A warrants -Senior Convertible Notes	6,000,000	$0.05	December 2019
2014 Series B warrants -Senior Convertible Notes	6,000,000	$0.06	January - December 2019
2014 Warrants for services	656,364	$0.22	August - December 2019
2014 Warrants for services	1,072,000	$0.06	June - December 2018
2014 Warrants- 2014 SPA convertible debt	208,334	$0.22	August 2019
2014 Warrants - 2014 SPA convertible debt	35,000	$0.05	October - November 2019
2015 Warrants - 2014 SPA convertible debt	116,668	$0.22	January - March 2020
2015 Warrants - convertible financing obligation	57,600	$0.26	October 2018
2015 Warrants - 2015 SPA convertible debt	735,002	$0.22	April - November 2020
2015 Warrants for services	407,067	$0.22	April - November 2020
2015 Warrants issued in exchange for equipment	318,182	$0.22	January 2020
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - lease extension	150,000	$0.05	August 2019
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2019
2016 Warrants - lease extension	200,000	$0.05	October 2021
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November -December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2018 financing	6,041,905	$0.07	January - March 2023
Total	54,735,702

A summary of all warrants activity for the six months ended June 30, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	50,299,469	$0.07	2.71
Granted	7,800,000	$0.08	4.73
Exercised	(3,186,667)	$0.09	4.73
Forfeited	-	-	-
Expired	(177,100)	$2.23	-
Balance outstanding at June 30, 2018	54,735,702	$0.07	2.74
Exercisable at June 30, 2018	54,735,702	$0.07	2.74

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017.

	June 30, 2018	December 31, 2017
Balance at beginning of period	$121,860	$184,680
Fair value of warrants issued and recorded as liabilities	27,699	59,043
Gain on fair value adjustment	-	(121,863)
Balance at end of period	$149,559	$121,860

The fair value of warrants outstanding at June 30, 2018 and December 31, 2017 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be minimal.

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

A summary of all stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	3,155,100	$0.25	2.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at June 30, 2018	3,155,100	$0.25	2.0
Exercisable at June 30, 2018	3,149,267	$0.25	2.0

Stock-based compensation related to vested options totaled $128 and $67,786 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was $192 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately one year.

In 2015, the Company granted 500,000 restricted shares with a three-year vesting period to an officer. During the second quarter of 2017, upon the departure of the officer from the Company, the Board of Directors accelerated his vesting such that all shares were vested on his departure date. During the six months ended June 30, 2018 and 2017, $18,334 and $12,222, respectively, was charged to operations as stock-based compensation costs for the restricted shares granted.

Note 11 – Commitments and Contingencies

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

During the six months ended June 30, 2018, the Company and NHL agreed to terminate the NHL Agreement forgiving the Company CAD3,450,000 in outstanding obligations under the Sponsorship Agreement, in return the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement (the ‘Consideration’). The products include several types of frozen goods that bear the logo or other markings of sports or entertainment brands. This Consideration is to be paid to the NHL quarterly in arrears through the quarter ended June 30, 2026, or until the Company has paid USD1,600,000 in the aggregate from the date of the agreement. The $1,600,000 is a royalty payment due to the NHL based on future sales.  The Company recorded $2,674,419 in gain on settlement of liabilities.

Major League Baseball Properties, Inc. License Agreement

In March, 2016 the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $222,000 and $48,000 during the six months ended June 30, 2018 and 2017, respectively, and has accrued $50,000 at June 30, 2018, and $222,000 as of December 31, 2017, and charged to operations $50,000 and $137,500 of guaranteed payments related to the six months ended June 30, 2018 and 2017, respectively.

Operating Lease Obligations

As of June 30, 2018, the Company has two operating lease agreements for office and warehouse space, one in southern California and one in Las Vegas. During the six months ended June 30, 2018, the lease for the California warehouse was extended for an additional term of one year until February 2019 with a base rent of $2,830 a month. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,072 with scheduled increases. On March 1, 2018, the Company renewed its lease on the property for a period of twelve months for a base rent of $1,272. The Company also has two vehicle leases for use in product distribution and sales efforts. The vehicle leases expire in October 2017 and June 2021 and require a monthly payment of $1,063. Rent expense amounted to $26,158 and $23,752 during the six months ended June 30, 2018 and 2017, respectively.

The aggregate rental commitments for the leases at June 30, 2018 is:

2018	22,666
2019	8,204
Total	$30,870

In addition, the Company entered into a short term operating lease during the three months ended June 30, 2018 in Southern California. The lease is for a term of three months ending August 2018 at which point the lease becomes month to month. The Company is currently paying $845 per month in base rent for this lease.

Note 12 – Subsequent Events

Subsequent to June 30, 2018, the Company entered into a revenue advance agreement whereby it agreed to repay $187,500 and was loaned $150,000 less a $3,000 loan fee for net proceeds of $147,000. The facility charges 13% interest and self-liquidates through the collection of accounts receivable.

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

Prior to June 30, 2018, the Company had an active license and sponsorship agreement in place with the National Hockey League. The Company has not produced product to date under the license. During the three months ended June 30, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 11).

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

On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company has 139 and 144 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the six month periods ended June 30, 2018 and 2017, respectively. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

Results of Operations

For the Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue

For the three months ended June 30, 2018, the Company’s increased by $16,800 or 4% to $457,956 compared to revenues of $441,156 during the three months ended June 30, 2017. As of June 30, 2018, the Company had an installed base of 139 electronic kiosks in Southern California and Las Vegas, Nevada compared to 144 installed units at June 30, 2017.

Cost of Goods Sold

For the three months ended June 30, 2018, the Company’s cost of goods sold increased by $24,510 or 11% to $245,975 compared to cost of goods sold of $221,465 during the three months ended June 30, 2017. The Company’s gross margin during the three months ended June 30, 2018 was 46%, compared to 50% in 2017 due mainly to the mix of products sold during the respective periods.

Selling Expenses

Selling expenses for three months ended June 30, 2018 increased by $91,640 or 23% compared to $398,762 during the three months ended June 30, 2017. During the three months ended June 30, 2018, the Company expensed $400,085 compared to $238,464 in 2017 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $331,268, a decrease of $62,483 or 16%, compared to $393,751 for the three months ended June 30, 2017. The decrease in general and administrative expenses was mainly due to decrease in wages and related expenses.

Gain on settlement of liability

During the three months ended June 30, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 11). As a result, the company recorded a gain on settlement of liability of $2,674,419. There was no gain on settlement of liability during the three months ended June 30, 2017.

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

During the three months ended June 30, 2018, there was no gain on the change in fair value of warrant liabilities. The Company recognized a gain on the change in fair value of warrant liabilities in the amount $13,989 during the three months ended June 30, 2017.

Amortization of Debt Discount and Deferred Financing Costs

For the three months ended June 30, 2018, amortization of debt discount and deferred financing costs decreased by $5,083 or 22% from the three months ended June 30, 2017. The decrease was due to the Senior Convertible Note in the face amount of $108,804 to Cobrador whose debt discount was fully amortized during 2017.

Interest Expense

Interest expense for the three months ended June 30, 2018 increased by $19,786 or 23% from the three months ended June 30, 2017. The increase was due to higher levels of borrowings in 2018.

Unrealized Loss on Foreign Currency

The Company had two convertible notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of the notes during the year ended December 31, 2016 and refinanced another in a note payable in U.S. Dollars. During the three months ended June 30, 2017, the Company recorded an unrealized loss of $667, and during the three months ended June 30, 2018, the Company had no such expense.

Gain on sale of asset

During three month ended June 30, 2018, the Company sold certain equipment and recorded $23,984 in gain on sale of assets, and during the three months ended June 30, 2017, the Company had no such expense.

Net Income (Loss)

As a result of the foregoing, the net income for the three months ended June 30, 2018 was $1,965,768 as compared to a net loss of $666,409 incurred during the three months ended June 30, 2017.

For the Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue

For the six months ended June 30, 2018, the Company’s revenue decreased by $25,393 or 3% to $745,789 compared to revenues of $771,182 during the six months ended June 30, 2017. As of June 30, 2018, the Company had an installed base of 139 electronic kiosks in Southern California and Las Vegas, Nevada compared to 144 installed units at June 30, 2017.

Cost of Goods Sold

For the six months ended June 30, 2018, the Company’s cost of goods sold increased by $7,786 or 2% to $398,142 compared to cost of goods sold of $390,356 during the six months ended June 30, 2017. The Company’s gross margin during the six months ended June 30, 2018 was 47%, compared to 49% in 2017 due mainly to the mix of products sold during the respective periods.

Selling Expenses

Selling expenses for six months ended June 30, 2018 increased by $363,562 or 46% compared to $786,867 during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company expensed $990,214 compared to $484,954 in 2017 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were $603,644, a decrease of $99,123 or 14%, compared to $702,767 for the six months ended June 30, 2017. The decrease in general and administrative expenses was mainly due to decrease in wages and related expenses.

Gain on settlement of liability

During the six months ended June 30, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 11). As a result, the company recorded a gain on settlement of liability of $2,674,419. There was no gain on settlement of liability during the six months ended June 30, 2017.

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

During the six months ended June 30, 2018, there was no gain on the change in fair value of warrant liabilities. The Company recognized a gain on the change in fair value of warrant liabilities in the amount $25,358 during the six months ended June 30, 2017.

Amortization of Debt Discount and Deferred Financing Costs

For the six months ended June 30, 2018, amortization of debt discount and deferred financing costs increased by $445 or 1% from the six months ended June 30, 2017.

Interest Expense

Interest expense for the six months ended June 30, 2018 increased by $26,088 or 16% from the six months ended June 30, 2017. The increase was due to higher levels of borrowings in 2018.

Unrealized Loss on Foreign Currency

The Company had two convertible notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of the notes during the year ended December 31, 2016 and refinanced another in a note payable in U.S. Dollars. During the six months ended June 30, 2017, the Company recorded an unrealized loss of $1,140, and during the six months ended June 30, 2018, the Company had no such expense.

Gain on sale of asset

During three month ended June 30, 2018, the Company sold certain equipment and recorded $23,984 in gain on sale of assets, and during the three months ended June 30, 2017, the Company had no such expense.

Net Income (Loss)

As a result of the foregoing, the net income for the six months ended June 30, 2018 was $1,052,664 as compared to a net loss of $1,297,370 incurred during the six months ended June 30, 2017.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had an income of $1,052,664 during the six months ended June 30, 2018, has accumulated losses totaling $10,565,547, and has a working capital deficit of $3,140,013 at June 30, 2018. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the six months ended June 30, 2018, we used $588,859 of cash in operating activities primarily as a result of our net loss of $1,052,664, offset by gain on settlement of liability of $2,674,419, gain on sale of asset of $23,984, share-based compensation of $37,252, $96,541 in depreciation expenses, $43,400 in amortization expenses, $47,861 in amortization of debt discount, and net changes in operating assets and liabilities of $831,826.

During the six months ended June 30, 2017, we used $177,526 of cash in operating activities primarily as a result of our net loss of $1,297,370, offset by share-based compensation of $122,847, $84,196 in depreciation expenses, $43,400 in amortization expenses, $(25,358) in change in warrant liabilities, $47,416 in amortization of debt discount, and net changes in operating assets and liabilities of $846,203.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018, was $33,836, which consisted of the purchase of fixed assets of $27,855 and intangible assets of $22,888 and proceeds from sale of property and equipment of $23,984.

Net cash used in investing activities during the six months ended June 30, 2017, was $38,478, which consisted of the purchase of fixed assets.

Financing Activities

During the six months ended June 30, 2018, financing activities provided $278,000 in proceeds from warrant exercise, $196,778 in proceeds from promissory notes, $16,907 in repayments of capital lease obligations and $415,000 in proceeds from convertible notes. The Company used $156,210 in repayments of notes payable.

During the six months ended June 30, 2017, financing activities provided $20,000 in proceeds from warrant exercise, $220,000 in proceeds from convertible notes and $37,300 in proceeds from promissory notes. The Company used $50,000 in repayments of notes payable and $30,266 in repayment of convertible notes.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, the Company issued 100,000 shares of common stock with a fair value of $3,500 for services rendered.

During the three months ended June 30, 2018, the Company issued 2,829,524 shares of common stock for $253,000 upon exercise of warrants.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

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

