Form 10-Q
period 2018-09-30
BOXSCORE BRANDS, INC.
filed 2018-11-14
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 32,176,659 as of November 14, 2018.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc. and subsidiaries)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2018

i

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31,
Assets	(unaudited)	2017
Current assets
Cash	$44,468	$87,667
Accounts receivable	27,771	28,572
Inventory (net)	346,352	81,621
Prepaid expenses and other assets	28,802	19,674
Total current assets	447,393	217,534
Noncurrent assets
Property and equipment (net)	711,127	594,236
Security deposits	12,261	11,416
Intangible asset (net)	52,190	86,801
Total assets	$1,222,971	$909,987

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$448,805	$460,719
Accrued expenses	122,149	88,250
Accrued interest	643,090	366,327
NHL and MLB sponsorship liability	69,841	1,956,204
Amounts due to officers	788,616	586,851
Senior convertible notes, net of discount	418,804	443,804
Promissory notes payable	644,942	464,899
Convertible notes payable, net of discount	945,113	358,046
Current capital lease obligation	242,836	148,235
Total current liabilities	4,324,196	4,873,335

Noncurrent liabilities:
Senior convertible notes, net of discount	24,645	-
Convertible notes payable, net of discount	2,115,009	2,201,954
Capital lease obligation	131,040	-
Warrant liabilities	157,798	121,860
Total noncurrent liabilities	2,428,492	2,323,814

Total Liabilities	6,752,688	7,197,149

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 32,176,659 and 27,614,992 shares issued and outstanding, respectively	32,177	27,615
Additional paid in capital	5,630,404	5,303,434
Accumulated deficit	(11,192,298)	(11,618,211)
Total stockholders’ deficit	(5,529,717)	(6,287,162)
Total liabilities and stockholders’ deficit	$1,222,971	$909,987

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue	$288,522	$409,052	$1,034,311	$1,180,234

Cost of Goods Sold	163,594	233,569	561,736	623,925

Gross Profit	124,928	175,483	472,575	556,309

Operating Expenses
Selling	236,438	499,842	1,386,867	1,286,709
General and administrative	335,876	259,223	939,520	961,990
Total operating expenses	572,314	759,065	2,326,387	2,248,699

Operating loss	(447,386)	(583,582)	(1,853,812)	(1,692,390)

Other Expenses (Income):
Gain on change in fair value of debt and warrant liabilities	-	(5,176)	-	(30,534)
Gain on settlement of liability	-	-	(2,674,419)	-
Gain on sale of asset	-	-	(23,984)	-
Amortization of debt discount and deferred financing costs	38,434	25,990	86,295	73,406
Interest expense	140,931	83,727	332,383	249,091
Unrealized loss on foreign currency	-	10,460	-	11,600
Total other expenses (income):	179,365	115,001	(2,279,725)	303,563

Net Income (Loss)	$(626,751)	$(698,583)	$425,913	$(1,995,953)

Net income (loss) per share – basic and diluted	$(0.02)	$(0.03)	$0.01	$(0.08)

Weighted average common shares – basic and diluted	31,690,789	26,328,728	30,021,460	25,589,808

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$425,913	$(1,995,953)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on fair value of debt and warrant liabilities	-	(30,534)
Stock based compensation	53,532	142,078
Depreciation	153,573	136,328
Amortization of intangible assets	65,100	65,100
Amortization of debt discount and deferred financing costs	86,295	73,406
Unrealized loss (gain) on foreign currency	-	11,600
Gain on sale of asset	(23,984)	-
Gain on settlement of liability	(2,674,419)	-
Changes in operating assets and liabilities:
Accounts receivable	801	(19,401)
Inventory	(264,731)	(33,382)
Prepaid expenses and other assets	(9,973)	5,447
Accounts payable and accrued expenses	21,985	1,013,276
Accrued interest	276,763	182,298
NHL and MLB sponsorship liability	788,056	-
Amount due to officers	201,765	259,122
Net cash used in operating activities	(899,324)	(190,615)

Cash Flows from Investing Activities:
Purchases of property and equipment	(10,995)	(58,754)
Proceeds from sale of property and equipment	23,984	-
Purchases of intangible assets	(30,489)	-
Net cash used in investing activities	(17,500)	(58,754)

Cash Flows from Financing Activities
Proceeds from warrant exercises	278,000	20,000
Proceeds from promissory notes	399,008	37,300
Proceeds from convertible notes	563,750	290,000
Repayments of capital lease obligations	(33,828)	-
Repayment of convertible note	(78,750)	(50,000)
Repayments of promissory notes	(254,555)	(36,416)
Net cash provided by financing activities	873,625	260,884

Net increase (decrease) in cash	(43,199)	11,515

Cash, beginning of period	87,667	61,914

Cash, end of period	$44,468	$73,429

Supplemental disclosures:
Interest paid	$-	$63,000

Supplemental disclosures of non-cash items:
Debt discount related to warrant liability and beneficial conversion feature	$35,938	$40,535
Assets acquired through capital lease	$259,469	$-
Issuance of convertible notes to settle principal, interest, fees and penalties	$-	$295,044

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

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

The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on September 4, 2018. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year or any further periods.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative warrant liabilities, promissory notes payable, capital lease obligation, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for derivative warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature or they are payable on demand. The senior convertible notes and the convertible notes payable are recorded at face value net of any unamortized discounts. The estimated fair value of the senior convertible notes and convertible notes is determined based on the trading price on September 30, 2018 since the underlying shares are trading in an active observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the derivative warrant liabilities include unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement. The carrying value of the short-term instruments approximates their fair values at September 30, 2018 and December 31, 2017 due to their short-term nature.

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

Income Taxes

The Company has approximately $8 million in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, which will expire at various dates from 2029 through 2037. The Company also has approximately $8.9 million of gross state NOLs that will expire at various dates from 2021 and 2037. As these NOL’s were generated prior to the enactment of H.R. 1 (“Tax Cuts and Jobs Act” or “TCJA”) they are eligible to fully offset taxable income. While the Company generated taxable income during the nine months ended September 30, 2018 due to the extinguishment of certain liabilities, it is not expected to reoccur. Therefore, due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has maintained a full valuation allowance against its deferred tax assets accordingly.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company has 148 and 144 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the nine month periods ended September 30, 2018 and 2017, respectively. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several types of cash receipts and payments for which there was diversity in practice. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company has evaluated the impact of the adoption of this standard had on the consolidated financial statements and related disclosures and determined the effect was not material.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018 and expected to be included in the Form 10-Q for the 3 months ended March 31, 2019. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported net income of $425,913 for the nine months ended September 30, 2018 due to a one-time gain on the disposition of a liability, however experienced operating losses for the three months ended September 30, 2018, and has incurred accumulated losses totaling $11,192,298 through September 30, 2018. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Property and Equipment

Property and equipment consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Electronic kiosks and vending machines	$1,351,683	$1,091,345
Delivery vans	32,727	21,700
Less: accumulated depreciation	(673,283)	(518,809)
Total	$711,127	$594,236

Depreciation expense amounted to $153,573 and $136,328, respectively for the nine months ended September 30, 2018 and 2017.

Note 5 – Intangible Assets

Intangible assets consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Operating agreement	$434,000	$434,000
App development	30,489	-
Less: accumulated amortization	(412,299)	(347,199)
Total	$52,190	$86,801

Amortization expense amounted to $65,100 for each of the nine months ended September 30, 2018 and 2017. App development is still in process, therefore, no amortization recorded for the nine months ended September 30, 2018.

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

At September 30, 2018 and December 31, 2017, the Cobrador notes had a carrying value of $443,449 and $443,804, net of discount of $355 and $1,421, respectively.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at September 30, 2018 and December 31, 2017 was $6,235 and $6,235, respectively.

During the nine months ended September 30, 2018 and 2017, the Company borrowed $109,508 and $12,300, respectively, pursuant to a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum, and are payable together with interest over a period of six (6) months from the date of borrowing. The Company repaid $70,726 and $36,416 during the nine months ended September 30, 2018 and 2017, respectively, and the balance outstanding on these notes at September 30, 2018 and December 31, 2017, was $54,848 and $16,067, respectively.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2018. As of September 30, 2018 and December 31, 2017, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador, a related party. The notes accrue interest at 7% and have a two-year term. As of September 30, 2018 and December 31, 2017, the balance outstanding on these notes was $28,000.

On November 8, 2017, the Company issued a convertible promissory note (the “Note”) in the principal amount of $50,000 with net proceeds of $47,000. The Note bears interest at the rate of 12% per annum, has a nine-month maturity, and includes prepayment interest fees increasing based on the prepayment date from 15-40% of the principal amount if the Note is repaid prior to 181 days following the issuance date.  There is no right to prepay the Note after the 180th day of issuance. The Note becomes convertible 180 days following the issuance date and the conversion price for the Note is equal to a 39% discount to the average of the two lowest closing bid prices of the Company’s common stock during the 15-trading day period prior to conversion. Conversion of the Note is restricted in the event the number of shares of common stock beneficially held by the note holder and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. As of December 31, 2017, the note had a carrying value of approximately $47,000. The Company repaid the note in full for $64,164 including principal and interest in February 2018.

On July 18, 2018, the Company issued a promissory note in the principle amount of $187,500 with net proceeds of $147,000. The Company agreed to pay $1,143 per business day for 164 days. The Company recorded $40,500 to debt discount. During the nine months ended September 30, 2018, the Company repaid $57,165 in principle and amortized $18,274 of debt discount resulting in an unamortized debt discount of $22,226 and carrying value of $108,109 at September 30, 2018.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2018. The Company borrowed additional $25,000 and repaid $60,000 during the nine months ended September 30, 2018, and the balance outstanding on this note at September 30, 2018, was $80,000.

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkin Industries, LLC (“Perkin”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes, and the carrying value as of September 30, 2018 and December 31, 2017 was $287,750.

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

During the nine months ended September 30, 2018 the Agreements were purchased by a third party and the due dates were extended to December 31, 2018.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of September 30, 2018 and December 31, 2017, outstanding balances of these notes were $166,000.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000, and agreed to extend the repayment date to November 17, 2020. The Company and Cobrador extended the due date to December 31, 2018 on notes totaling $25,000, and the Company agreed to a revised conversion price of $.05 per share and a revised warrant exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended December 31, 2017.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”).The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of September 30, 2018 and December 31, 2017, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

2016 Stock Purchase Agreement

On June 30, 2016, the Company entered into the 2016 Stock Purchase Agreement (the “2016 SPA”) pursuant to which it issued five convertible notes in the aggregate principal amount of $761,597. The 2016 SPA notes are due in November 2020 and bear interest at 9.5% per annum. The notes are convertible into shares of common stock at a conversion price of $0.17 per share. With this note, the Company satisfied its obligations for: previously issued promissory notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to a former officer of $81,250, and additional interest, expenses, fine and penalties of $23,110. The Company charged additional interest, expenses, fines and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the year ended December 31, 2016.

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

As of September 30, 2018 and December 31, 2017, the 2016 SPA had a carrying value of $761,597 and $756,786, respectively.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes, related party, have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. As of September 30, 2018 and December 31, 2017, the Cobrador 2016 Notes had a carrying value of $115,000 and $114,500, respectively.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of September 30, 2018 the carrying value of the note was $244,393 and $238,046 as of December 31, 2017.

2017 Financings

During the year ended December 31, 2017, the Company entered into nineteen separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $924,282. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the nine months ended September 30, 2018, the Company amortized $24,233 of debt discount resulting in unamortized debt discount of $20,380 and carrying value of $903,902 at September 30, 2018. The carrying value of the notes at December 31, 2017 was $878,668.

2018 Financings

During the nine months ended September 30, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $485,000. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 9,700,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $30,400 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the nine months ended September 30, 2018, the Company amortized $8,630 of debt discount resulting in an unamortized debt discount of $21,770 and carrying value of $463,230 at September 30, 2018.

Other 2018 Financings

On January 26, 2018, the Company entered into a convertible note agreement in the amount of $78,750, with original discount of $3,750, bearing an annual interest rate of 8%. The note is convertible into common stock at a conversion price of $0.07 per share. The Company repaid $78,750 to repay the note in full in August 2018.

Scheduled maturities of debt remaining as of September 30, 2018 for each respective fiscal year end are as follows:

2018	$1,456,972
2019	949,282
2020	1,697,597
2021	115,000
4,218,851
Less: unamortized debt discount	(70,338)
$4,148,513

Note 7 – Related Party Debt

Mr. Graber, the Company’s Chief Executive Officer, is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of September 30, 2018, the Company had $1,517,804 in aggregate face amount due pursuant to Senior Convertible Notes, Convertible Notes and Promissory Note, net of unamortized discount of $904 with $1,516,900 carrying value. During the nine months ended September 30, 2018, the Company incurred approximately $101,000 of interest expense for the borrowing from Cobrador.

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

During the nine months ended September 30, 2018 the Company entered into various capital lease agreements.  The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of September 30, 2018, under the current portion of capital leases.

2018	$66,378
2019	93,467
2020	93,467
2021	48,033
2022	30,584
2023	10,989
Total minimum lease payments	342,918
Guaranteed residual value	120,668
463,586
Less: Amount represented interest	(89,710)
Present value of minimum lease payments and guaranteed residual value	$373,876

Equipment held under capital leases at September 30, 2018 had a cost of approximately $724,100 and accumulated depreciation of approximately $336,000. Equipment held under capital leases at December 31, 2017 had a cost of $465,500 and accumulated depreciation of $267,000.

Note 9 – Capital Stock

The Company has authorized 600,000,000 shares of common stock.

During the nine months ended September 30, 2018, the Company issued 1,375,000 shares of common stock with a fair value of $60,990 for services rendered.

During the nine months ended September 30, 2018, the Company issued 3,186,667 shares of common stock for $278,000 upon exercise of warrants.

Note 10 – Stock Options and Warrants

Warrants

At September 30, 2018 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2013 Series A warrants-Senior Convertible Notes	3,000,000	$0.05	December 2019
2013 Series B warrants-Senior Convertible Notes	6,000,000	$0.06	December 2019
2014 Series A warrants -Senior Convertible Notes	6,000,000	$0.05	December 2019
2014 Series B warrants -Senior Convertible Notes	6,000,000	$0.06	January - December 2019
2014 Warrants for services	656,364	$0.22	August - December 2019
2014 Warrants for services	960,000	$0.06	October - December 2018
2014 Warrants- 2014 SPA convertible debt	208,334	$0.22	August 2019
2014 Warrants - 2014 SPA convertible debt	35,000	$0.05	October - November 2019
2015 Warrants - 2014 SPA convertible debt	116,668	$0.22	January - March 2020
2015 Warrants - convertible financing obligation	57,600	$0.26	October 2018
2015 Warrants - 2015 SPA convertible debt	735,002	$0.22	April - November 2020
2015 Warrants for services	407,067	$0.22	April - November 2020
2015 Warrants issued in exchange for equipment	318,182	$0.22	January 2020
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - lease extension	150,000	$0.05	August 2019
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2019
2016 Warrants - lease extension	200,000	$0.05	October 2021
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November -December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2018 financing	8,941,905	$0.07	January - March 2023
Total	57,523,702

A summary of all warrants activity for the nine months ended September 30, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	50,299,469	$0.07	2.71
Granted	10,700,000	$0.08	4.61
Exercised	(3,186,667)	$0.09	3.98
Forfeited	-	-	-
Expired	(289,100)	$1.39	-
Balance outstanding at September 30, 2018	57,523,702	$0.07	2.63
Exercisable at September 30, 2018	57,523,702	$0.07	2.63

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017.

	September 30, 2018	December 31, 2017
Balance at beginning of period	$121,860	$184,680
Fair value of warrants issued and recorded as liabilities	35,938	59,043
Gain on fair value adjustment	-	(121,863)
Balance at end of period	$157,798	$121,860

The fair value of warrants outstanding at September 30, 2018 and December 31, 2017 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Monte Carlo simulation using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be minimal.

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

A summary of all stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	3,155,100	$0.25	2.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at September 30, 2018	3,155,100	$0.25	1.8
Exercisable at September 30, 2018	3,155,100	$0.25	1.8

Stock-based compensation related to vested options totaled $192 and $67,850 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $128 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately six months.

In 2015, the Company granted 500,000 restricted shares with a three-year vesting period to an officer. During the second quarter of 2017, upon the departure of the officer from the Company, the Board of Directors accelerated his vesting such that all shares were vested on his departure date. During the nine months ended September 30, 2018 and 2017, $18,334 and $21,389, respectively, was charged to operations as stock-based compensation costs for the restricted shares granted.

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

During the nine months ended September 30, 2018, the Company and NHL agreed to terminate the NHL Agreement forgiving the Company CAD3,450,000 in outstanding obligations under the Sponsorship Agreement, in return the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement (the ‘Consideration’). The products include several types of frozen goods that bear the logo or other markings of sports or entertainment brands. This Consideration is to be paid to the NHL quarterly in arrears through the quarter ended June 30, 2026, or until the Company has paid USD$1,600,000 in the aggregate from the date of the agreement. The $1,600,000 is a royalty payment due to the NHL based on future sales.  The Company recorded USD$2,674,419 in gain on settlement of liabilities.

Major League Baseball Properties, Inc. License Agreement

In March, 2016 the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $227,159 and $48,000 during the nine months ended September 30, 2018 and 2017, respectively, and has accrued $69,841 at September 30, 2018, and $222,000 as of December 31, 2017, and charged to operations $75,000 and $206,250 of guaranteed payments related to the nine months ended September 30, 2018 and 2017, respectively.

Operating Lease Obligations

As of September 30, 2018, the Company has two operating lease agreements for office and warehouse space, one in southern California and one in Las Vegas. During the nine months ended September 30, 2018, the lease for the California warehouse was extended for an additional term of one year until February 2019 with a base rent of $2,830 a month. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,072 with scheduled increases. On March 1, 2018, the Company renewed its lease on the property for a period of twelve months for a base rent of $1,272. The Company also has two vehicle leases for use in product distribution and sales efforts. The vehicle leases expire in October 2017 and June 2021 and require a monthly payment of $1,063. Rent expense amounted to $39,094 and $35,736 during the nine months ended September 30, 2018 and 2017, respectively.

The aggregate rental commitments for the office and warehouse leases at September 30, 2018 is:

2018	12,306
2019	8,204
Total	$20,510

In addition, the Company entered into a short term operating lease during the nine months ended September 30, 2018 in Southern California. The lease is for a term of three months which ended August 2018 at which point the lease became month to month. The Company is currently paying $845 per month in base rent for this lease.

Note 12 – Subsequent Events

Subsequent to September 30, 2018, the Company entered into a convertible note agreement in the principal amount of $27,500. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the note, the Company issued a total of 550,000 warrants with an exercise price of $0.07 per share with a 5 year term.

Subsequent to September 30, 2018, the Company entered into a convertible note agreement in the principal amount of $53,000. The note has a 1 year term, and bears interest at 12%. The note is convertible into a variable number of common shares as defined in the agreement.

Subsequent to September 30, 2018, the Company entered into a convertible note agreement in the principal amount of $137,500. The note has a 1 year term, and bears interest at 8%. The note is convertible into shares of common stock at a conversion price of $0.07 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). BoxScore Brands, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

●	Our limited operating history with our business model;

●	The low cash balance and limited financing currently available to us. We may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital;

●	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow;

●	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock;

●	Our limited cash resources may not be sufficient to fund continuing losses from operations;

●	The failure of our products and services to achieve market acceptance; and

●	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.

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

Prior to September 30, 2018, the Company had an active license and sponsorship agreement in place with the National Hockey League. The Company has not produced product to date under the license. During the nine months ended September 30, 2018, the Company and NHL agreed to terminate the NHL Agreement. In return, the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement.

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

In 2017, the Company modified its agreement with Major League Baseball Properties to extend through calendar year 2019. Additionally, the Company has a revenue sharing agreement with MLB Properties for on screen advertising at Point-of- sale.  The Company received an initial purchase order for pallets of MLB ice cream in May 2018 and shipped this product in September. The Company plans to sell pallets of MLB ice cream to large national wholesale distributors as well as through reach-in MLB branded freezers which include a digital advertising screen.

Critical Accounting Policies, Judgments and Estimates

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company has 148 and 144 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the nine month periods ended September 30, 2018 and 2017, respectively. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

Results of Operations

For the Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

For the three months ended September 30, 2018, the Company’s revenue decreased by $120,530 or 29% to $288,522 compared to revenues of $409,052 during the three months ended September 30, 2017. The decrease in revenue is due to a revenue product change and due to elimination of lower margin wholesale accounts. As of September 30, 2018, the Company had an installed base of 148 electronic kiosks in Southern California and Las Vegas, Nevada compared to 144 installed units at September 30, 2017.

Cost of Goods Sold

For the three months ended September 30, 2018, the Company’s cost of goods sold decreased by $69,975 or 30% to $163,594 compared to cost of goods sold of $233,569 during the three months ended September 30, 2017 as a result of the decrease in revenues. The Company’s gross margin during the three months ended September 30, 2018 and 2017 was 43%. Gross margins stayed the same due to cost increase in the products.

Selling Expenses

Selling expenses for three months ended September 30, 2018 decreased by $263,404 or 53% compared to $499,842 during the three months ended September 30, 2017. During the three months ended September 30, 2018, the Company expensed $25,000 compared to $382,529 in 2017 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $335,876, an increase of $76,653 or 30%, compared to $259,223 for the three months ended September 30, 2017. The increase in general and administrative expenses was mainly due to increase in professional fees.

Gain on Fair Value of Debt and Warrant Liabilities

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

During the three months ended September 30, 2018, there was no gain on the change in fair value of debt and warrant liabilities. The Company recognized a gain on the change in fair value of debt and warrant liabilities in the amount $5,176 during the three months ended September 30, 2017.

Amortization of Debt Discount and Deferred Financing Costs

For the three months ended September 30, 2018, amortization of debt discount and deferred financing costs increased by $12,444 or 48% from the three months ended September 30, 2017. The increase was due to higher levels of borrowings in 2018.

Interest Expense

Interest expense for the three months ended September 30, 2018 increased by $57,204 or 68% from the three months ended September 30, 2017. The increase was due to higher levels of borrowings in 2018.

Unrealized Loss on Foreign Currency

The Company had two convertible notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of the notes during the year ended December 31, 2016 and refinanced another in a note payable in U.S. Dollars. During the three months ended September 30, 2017, the Company recorded an unrealized loss of $10,460, and during the three months ended September 30, 2018, the Company had no such expense.

Net Loss

As a result of the foregoing, the net loss for the three months ended September 30, 2018 was $626,751 as compared to a net loss of $698,583 incurred during the three months ended September 30, 2017.

For the Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

For the nine months ended September 30, 2018, the Company’s revenue decreased by $145,923 or 12% to $1,034,311 compared to revenues of $1,180,234 during the nine months ended September 30, 2017. The decrease in revenue was due to the elimination of lower margin wholesale accounts and vending machine repairs. As of September 30, 2018, the Company had an installed base of 148 electronic kiosks in Southern California and Las Vegas, Nevada compared to 144 installed units at September 30, 2017.

Cost of Goods Sold

For the nine months ended September 30, 2018, the Company’s cost of goods sold decreased by $62,189 or 10% to $561,736 compared to cost of goods sold of $623,925 during the nine months ended September 30, 2017 primarily as a result of the decrease in revenues. The Company’s gross margin during the nine months ended September 30, 2018 was 46%, compared to 47% in 2017 due mainly to the mix of products sold during the respective periods.

Selling Expenses

Selling expenses for nine months ended September 30, 2018 increased by $100,158 or 8% compared to $1,286,709 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company expensed $1,015,214 compared to $867,483 in 2017 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $939,520, a decrease of $22,470 or 2%, compared to $961,990 for the nine months ended September 30, 2017. The decrease in general and administrative expenses was mainly due to decrease in wages and related expenses.

Gain on settlement of liability

During the nine months ended September 30, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 11). As a result, the company recorded a gain on settlement of liability of $2,674,419. There was no gain on settlement of liability during the nine months ended September 30, 2017.

Gain on Fair Value of Debt and Warrant Liabilities

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

During the nine months ended September 30, 2018, there was no gain on the change in fair value of debt and warrant liabilities. The Company recognized a gain on the change in fair value of debt and warrant liabilities in the amount $30,534 during the nine months ended September 30, 2017.

Amortization of Debt Discount and Deferred Financing Costs

For the nine months ended September 30, 2018, amortization of debt discount and deferred financing costs increased by $12,889 or 18% from the nine months ended September 30, 2017. The increase was due to higher levels of borrowings in 2018.

Interest Expense

Interest expense for the nine months ended September 30, 2018 increased by $83,292 or 33% from the nine months ended September 30, 2017. The increase was due to higher levels of borrowings in 2018.

Unrealized Loss on Foreign Currency

The Company had two convertible notes, payable in Canadian dollars that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of the notes during the year ended December 31, 2016 and refinanced another in a note payable in U.S. Dollars. During the nine months ended September 30, 2017, the Company recorded an unrealized loss of $11,600, and during the nine months ended September 30, 2018, the Company had no such expense.

Gain on sale of asset

During the nine months ended September 30, 2018, the Company sold certain equipment and recorded $23,984 in gain on sale of assets, and during the nine months ended September 30, 2017, the Company had no such expense.

Net Income (Loss)

As a result of the foregoing, the net income for the nine months ended September 30, 2018 was $425,913 as compared to a net loss of $1,995,953 incurred during the nine months ended September 30, 2017.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net income of $425,913 during the nine months ended September 30, 2018, has accumulated losses totaling $11,192,298, and has a working capital deficit of $3,876,803 at September 30, 2018. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the nine months ended September 30, 2018, we used $899,324 of cash in operating activities primarily as a result of our net income of $425,913, offset by gain on settlement of liability of $2,674,419, gain on sale of asset of $23,984, share-based compensation of $53,532, $153,573 in depreciation expense, $65,100 in amortization expense, $86,295 in amortization of debt discount, and net changes in operating assets and liabilities of $1,014,666.

During the nine months ended September 30, 2017, we used $190,615 of cash in operating activities primarily as a result of our net loss of $1,995,953, offset by share-based compensation of $142,078, $136,328 in depreciation expenses, $65,100 in amortization expenses, $(30,534) in change in warrant liabilities, $73,406 in amortization of debt discount, and net changes in operating assets and liabilities of $1,407,360.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018, was $17,500, which consisted of the purchase of fixed assets of $10,995 and intangible assets of $30,489 and proceeds from sale of property and equipment of $23,984.

Net cash used in investing activities during the nine months ended September 30, 2017, was $58,754, which consisted of the purchase of fixed assets.

Financing Activities

During the nine months ended September 30, 2018, financing activities provided $278,000 in proceeds from warrant exercise, $399,008 in proceeds from promissory notes and $563,750 in proceeds from convertible notes. The Company used $254,555 in repayments of promissory notes, $78,750 in repayments of convertible notes and $33,828 in repayments of capital lease obligations.

During the nine months ended September 30, 2017, financing activities provided $20,000 in proceeds from warrant exercise, $290,000 in proceeds from convertible notes and $37,300 in proceeds from promissory notes. The Company used $50,000 in repayments of convertible notes and $36,416 in repayment of promissory notes.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, the Company issued 550,000 shares of common stock with a fair value of $21,325 for services rendered.

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

BOXSCORE BRANDS, INC.

November 14, 2018	By:	/s/ David Graber
David Graber Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)