Form 10-K
period 2018-12-31
BOXSCORE BRANDS, INC.
filed 2019-07-11
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-165972

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3675 W. Teco Avenue Suite 8 Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $759,960 based upon the price of the registrant’s common stock on June 30, 2018.

Documents – Incorporated by Reference: None

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 36,018,512 shares as of July 10, 2019.

Documents Incorporated by Reference: None

BOXSCORE BRANDS, INC.

i

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

ITEM 1 - BUSINESS

Overview

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) develops, markets and distributes various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates its kiosks, and intends in the future to also provide the kiosks, through a distributor relationship, to entrepreneurs wanting to own their own business.

The Company has made a strategic shift to enter into the alternative wellness industry and will distribute brands as well as look for opportunities to make acquisitions and develop proprietary brands in the space. The Company will initially focus on brands and products in the cannabidiol (“CBD”) and cannabis space. CBD is extracted from cannabis or hemp. The Company will begin by distributing brands through its wholesale distribution network and will use its existing assets in the vending space as well.

Asset Sale

On March 18, 2019, the Company approved of an asset sale of certain assets of the legacy MiniMelts business and operation for $350,000 in cash, which was approved by a majority of shareholders. In 2018, MiniMelts sales accounted for approximately $1,100,000 in revenue. Part of the proceeds from the sale will be used to retire certain lease obligations as well as for general operating purposes.

The Company will continue to pursue sales of MLB ice cream under the Major League Baseball license and additionally, leverage its vending assets to pursue new revenue streams and test concepts for new offerings at retail.

The Board of Directors has agreed to begin to explore the development of certain products in the cannabis industry with a focus on non-THC Cannabinoids in frozen desserts as well as other complimentary CBD product offerings though vending as well as online sales and direct to retail, under a new brand.

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

The increasing demand for cannabis related products in the health and wellness industry will support utilization and growth of the Company’s technologies at retail.

Distribution

Currently, the Company distributes a novelty ice cream product, MLB Ice Cream and Nightfood frozen desserts, through a network of 21 automated retail vending kiosks and 87 reach in freezers. On April 25, 2019 the Company signed a distribution agreement with Pellequr, LLC for the distribution and marketing of CBD salves, tinctures, bath products and vape pens.

Marketing

The Company takes a ‘solutions development’ approach for the marketing of products through a variety of kiosk offerings. This approach has the ability to add digital LCD monitors to most makes and models of their kiosk program. This allows digital advertising on a national and/or local-loop basis, and represents a corresponding additional revenue stream for the Company. The Company is transitioning its product offering into the health and wellness category focused on cannabis and kiosks with monitors will be effective in educating consumers on this new category of products.

Licensing

The Company entered into a license agreement effective as of January 1, 2016 and continuing through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB”) for the non-exclusive right to certain proprietary intangible property of the MLB to be used in connection with the manufacturing, distribution, promotion and advertisement of an ice cream novelty product to be sold within the U.S., the District of Columbia and U.S. territories. The Company plans to sell pallets of MLB ice cream to large national wholesale distributors as well as through reach-in MLB branded freezers which include a digital advertising screen. The Company received an initial purchase order for pallets of MLB ice cream in May 2018 and shipped this product in June. In November 2017, the Company extended its agreement with MLB initially through calendar year 2018, and subsequently through 2019. Additionally, the Company has a revenue sharing agreement with MLB for on screen advertising at point-of-sale.

Other Operational Matters

The Company’s marketing activities are conducted through sales representatives. Raw materials used in the Company’s operations are widely available but are purchased from a limited number of sources in order to obtain favorable prices and terms. The Company competes with a large number of significant national self-service electronic kiosk operators and a large number of local manufacturers and distributors. Vending kiosks and related products compete on the basis of design capability, price, quality and ability to meet delivery requirements.

Employees

As of July 10, 2019, the Company had two full-time employees and one part-time employee and considers its employee relations to be good. None of its employees are covered by a collective bargaining agreement.

Websites

The Company maintains one active website, www.boxscore.com, which serves as its corporate website and contains information about the Company and its business. The Company owns 12 domain names for future use or for strategic competitive reasons.

Corporate Information and Incorporation

BoxScore Brands, Inc. was incorporated in March 2007 as a Delaware corporation and we refer to the company as “we”, “us”, the “Company”, “BoxScore Brands” or “BoxScore” in this annual report. In February 2018, we filed an amendment to our certificate of incorporation to change our corporate name from U-Vend Inc. to BoxScore Brands, Inc. to better reflect the nature of our current business operations. We are headquartered in Las Vegas, NV. Our corporate office is located at 3675 W. Teco Avenue, Suite 8, Las Vegas Nevada 89118 and our telephone number is (855) 558-8363. Our corporate website address is www.boxscore.com. Information contained on our websites is not a part of this annual report.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company files annual, quarterly and current reports with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC. The SEC makes available, free of charge, through the SEC Internet website, the Company’s filings on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as they are filed with the SEC.

ITEM 1A - RISK FACTORS

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

We were founded in March 2007, initiated our first operating business in October 2009, exited from our first operating business in March 2013, and acquired another operating business in January 2014, which we modified, sold certain operating assets and retained others, and started up our latest business in April 2019. We have a limited operating history with respect to this or any newly acquired business. As a result, we may not be able to achieve sustained financial or operational success, given the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market.

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

Any acquisition we make exposes us to risks.

Any acquisition we make carries risks which could result in an adverse effect on our financial condition. These risks include:

●	diversion of our attention from normal daily operations of our vending business to acquiring and assimilating new businesses;

●	the use of substantial portions of any cash we have available;

●	failure to understand the needs and behaviors of users for a newly acquired business or other product;

●	redundancy or overlap between existing products and services, on the one hand, and acquired products and services, on the other hand;

●	difficulty assimilating operations, technologies, products and policies of acquired businesses; and

●	assuming liabilities, including unknown and contingent liabilities, of acquired businesses.

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

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Michael Flanagan, our President and Chief Executive Officer. Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and marketing personnel in a highly competitive employment market. As we develop and acquire new products and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, technical and sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

We may be required to seek additional funding, and such funding may not be available on acceptable terms or at all.

We may seek additional funding, however due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, a need for working capital for growth, increased investment in capital equipment or the acquisition of businesses, services or technologies. The required funding may not be available on acceptable terms, or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

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

A disruption within our supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased costs or damage to our reputation. Such disruptions may result from damage or destruction to our warehouse facility; weather-related events; natural disasters; third-party strikes, lock-outs, work stoppages or slowdowns; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition. We procured all our merchandise of inventory of finished goods ice cream from one vendor during the years ended December 31, 2018 and 2017.

If we cannot execute on our strategy and offer new automated retail products and services.

Our strategy is based upon leveraging our core competencies in the automated retail space and relationships with certain potential distribution points to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to develop, or otherwise provide, new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, however, the complexities and structures of these new businesses could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and managements’ time and focus to invest in other companies offering automated retail services, or we may seek to grow businesses organically, or we may seek to offer new products on our current kiosks. We may enter into joint ventures through which we may expand our product offerings. We have significant relationships with certain professional sports organizations which is an important part of our growth strategy. Our dependence on these relationships is critical to our future business success. Should we have problems or lose these relationships we would be at risk. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our current kiosks, as well as adapt our related networks and systems through appropriate technological solutions and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

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

Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to copyright law, federal and state laws around CBD, access to kiosks in public places, consumer privacy and protection, data protection and information security, taxes, vehicle safety, weights and measures, payment cards and other payment instruments, food and beverages, sweepstakes, and contests. The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business. This includes laws surrounding the use of CBD related products.

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

The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, our shares are currently quoted on the OTC Pink and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

●	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

●	All compensation received by the broker-dealer in connection with the transaction; and

●	Current quotation prices and other relevant market data; and Monthly account statements reflecting the fair market value of the securities.

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

As of July 10, 2019, our Board of Directors and our executive officers beneficially owned approximately 13% of our common stock. Accordingly, these stockholders, if they act together, will have considerable influence over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval. As of July 10, 2019, there were 36,018,512 shares of our common stock outstanding. Further, as of July 10, 2019, there were convertible notes outstanding that can be converted into approximately 88 million shares of our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company leased approximately 2,800 square feet of office and warehouse space at 1080 N. Batavia Street, Suite A, Orange, California at a rate of $2,830 per month on a one-year lease that expired February 2019. This lease was extended for an additional two months and was terminated on March 31, 2019. In addition, the Company leases an office and warehouse space in Las Vegas, Nevada. The lease for the warehouse in Las Vegas was for a term of 25 months commencing in February 2016 and provided for a base rent of $1,072 with scheduled increases. On March 1, 2018, the Company renewed its lease on the property for a period of twelve months for a base rent of $1,272. In March 2019, the Company renewed the lease for an additional year at the existing monthly base rent of $1,272. The Company’s Las Vegas office now serves as the corporate office and the mailing address is 3675 W. Teco Avenue, Suite 8, Las Vegas, NV 89118.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been quoted on a tier of the OTC Markets Group, currently on the OTC Pink and previously on the OTC QB, where it is quoted under the symbol “BOXS”. The Company’s shares were quoted under the symbol UVND until February 28, 2018 when it applied for and was granted a change of symbol from “UVND”. The Company has 600,000,000 shares of common stock authorized.

The table below sets forth the range of quarterly high and low closing sales prices for its common stock for 2018 and 2017. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ended December 31, 2018
First Quarter	$0.05	$0.01
Second Quarter	$0.07	$0.03
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.03	$0.01

	High	Low
Year ended December 31, 2017
First Quarter	$0.06	$0.03
Second Quarter	$0.05	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.04	$0.02

The last reported sales price of BoxScore’s common stock on the OTC Pink on July 10, 2019 was $0.01.

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 600,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. As of July 10, 2019, the Company had 36,018,512 shares of common stock, and no shares of preferred stock, issued and outstanding.

Stockholders

As of July 10, 2019, the Company had approximately 983 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during the years ended December 31, 2018 and 2017. BoxScore has never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

The Company’s stock transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. BoxScore acts as its own warrant agent for its outstanding warrants.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2018:

●	The Company entered into two consulting agreements and issued an aggregate of 350,000 shares of common stock for services to be rendered.

●	The Company issued 300,000 shares of common stock to a member of the Board of Directors in exchange for his services.

The shares of common stock issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Share Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2018 and 2017.

Securities Authorized for Issuance under Equity Compensation Plans

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 5,000,000 shares. On November 16, 2017, the Board of Directors approved an increase of 10,000,000 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 15,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years.

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

The following table sets forth information as of December 31, 2018 regarding equity compensation plans under which the equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans
Equity compensation plans approved by securities holders (1)	3,155,100	$0.25	11,844,900

Total	3,155,100		11,844,900

(1)	Pursuant to the 2011 Equity Incentive Plan, as amended.

ITEM 6 - SELECTED FINANCIAL DATA

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

Overview

The Company develops, markets and distributes various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates its kiosks but intends to also provide the kiosks, through a distributor relationship, to entrepreneurs wanting to own their own business. These kiosks will be a key element of our go-forward strategy with CBD and wellness brands.

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. The Company’s kiosks have been designed to be tech-savvy and can be managed on line 24 hours per day / 7 days a week, accepting traditional cash input as well as credit and debit cards. Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings. The Company’s approach to the market includes the addition of digital LCD monitors to most makes and models of their kiosk program. This would allow the Company to offer digital advertising on a national and/or local-loop basis and a corresponding additional revenue stream for the Company.

The Company has a depot and staffing to develop and service customers in Las Vegas, Nevada. The Company will experience increased expenses with the growth in sales and number of kiosks in service, both of which increased as the Company executed it business plan.

Prior to December 31, 2018, the Company had an active license and sponsorship agreement in place with the National Hockey League. The Company has not produced product to date under the license. During the year ended December 31, 2018, the Company and NHL agreed to terminate the NHL Agreement. In return, the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement.

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

In 2017, the Company modified its agreement with Major League Baseball Properties to extend through calendar year 2019. Additionally, the Company has a revenue sharing agreement with MLB on screen advertising at Point-of- sale. The Company received an initial purchase order for pallets of MLB ice cream in May 2018 and shipped this product in June. The Company plans to sell pallets of MLB ice cream to large national wholesale distributors as well as through reach-in MLB branded freezers which include a digital advertising screen. We will continue to be in the frozen business and repositioning our offering to health and wellness.

Results of Operations

For the Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

For the year ended December 31, 2018, the Company’s revenue decreased by $143,218 or 10% to $1,283,751 compared to revenues of $1,426,969 during the year ended December 31, 2017. The decrease in revenue was due to a revenue product change and due to elimination of lower margin wholesale accounts. As of December 31, 2018, the Company had an installed base of 118 electronic kiosks in Southern California and Las Vegas, Nevada compared to 144 installed units at December 31, 2017.

Cost of Goods Sold

For the year ended December 31, 2018, the Company’s cost of goods sold increased by $207,771 or 27% to $987,580 compared to cost of goods sold of $779,809 during the year ended December 31, 2017 primarily as a result of the inventory write off of $294,82. The Company’s gross margin during the year ended December 31, 2018 was 23%, compared to 45% in 2017 due mainly to the mix of products sold during the respective periods.

Selling Expenses

Selling expenses for year ended December 31, 2018 decreased by $115,970 or 7% to $1,467,582 compared to $1,583,552 during the year ended December 31, 2017. During the year ended December 31, 2018, the Company expensed $1,040,863 compared to $1,150,450 in 2017 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were $1,525,242, an increase of $243,617 or 19%, compared to $1,281,625 for the year ended December 31, 2017. The increase in general and administrative expenses was mainly due to increase in professional fees.

Goodwill Impairment Charge

The Company recorded a goodwill impairment charge of $642,340 for the year ended December 31, 2017. There was no such expense during the year ended December 31, 2018.

Gain on settlement of liability

During the year ended December 31, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 11). As a result, the Company recorded a gain on settlement of liability of $2,674,419. There was no gain on settlement of liability during the year ended December 31, 2017.

Gain on Fair Value of Debt and Warrant Liabilities

Certain warrants issued by the Company have a “down round provision”. As such, the warrants have been recorded as liabilities and are subject to remeasurement at each balance sheet date. The warrants are valued using the Black Scholes method and will continue to be adjusted each reporting period for changes in fair value until the warrant is exercised or expires. Gains or losses on revaluation are recorded as a component of other expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2018, the Company recognized a gain on the change in fair value of debt and warrant liabilities in the amount $62,097, as compared to $121,863 during the year ended December 31, 2017.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the year ended December 31, 2018 were $86,295, compared to $102,207 for the year ended December 31, 2017.

Interest Expense

Interest expense for the year ended December 31, 2018 was $661,332, an increase of $355,674 or 116% from the year ended December 31, 2017. The increase was due to higher levels of borrowings in 2018 and default on certain convertible notes.

Unrealized Loss on Foreign Currency

The Company had two convertible notes, payable in Canadian dollars, that were acquired in connection with the U-Vend Canada merger on January 7, 2014. The Company repaid one of the notes during the year ended December 31, 2016 and refinanced another in a note payable in U.S. Dollars. During the year ended December 31, 2017, the Company recorded an unrealized loss of $14,562. During the year ended December 31, 2018, the Company had no such expense.

Gain on sale of asset

During the year ended December 31, 2018, the Company sold certain equipment and recorded $23,984 in gain on sale of assets, and during the year ended December 31, 2017, the Company had no such asset sale.

Net Loss

As a result of the foregoing, the net loss for the year ended December 31, 2018 was $683,780 as compared to $3,183,328 incurred during the year ended December 31, 2017.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $683,780 during the year ended December 31, 2018, has accumulated losses totaling $12,301,991, and has a working capital deficit of $5,928,249 at December 31, 2018. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the year ended December 31, 2018, we used $1,241,110 of cash in operating activities primarily as a result of our net loss of $683,780, offset by gain on settlement of NHL liability of $2,674,419, gain on sale of asset of $23,984, share-based compensation of $115,186, $211,240 in depreciation expense, $86,801 in amortization expense, $151,361 in amortization of debt discount, loss on default of convertible notes of $120,250, and net changes in operating assets and liabilities of $1,518,332.

During the year ended December 31, 2017, we used $525,151 of cash in operating activities primarily as a result of our net loss of $3,183,328, offset by share-based compensation of $172,059, $180,784 in depreciation expenses, $86,801 in amortization expenses, $(121,863) in change in warrant liabilities, $100,482 in amortization of debt discount, and net changes in operating assets and liabilities of $1,560,604.

Investing Activities

During the year ended December 31, 2018, investing activities provided $9,900 in cash, which consisted of proceeds from sale of property and equipment of $23,984, offset by the purchase of fixed assets of $14,084.

Net cash used in investing activities during the year ended December 31, 2017, was $64,487, which consisted of the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2018, financing activities provided $1,206,621, including $278,000 in proceeds from warrant exercise, $608,248 in proceeds from promissory notes and $830,250 in proceeds from convertible notes. The Company used $397,299 in repayments of promissory notes, $78,750 in repayments of convertible notes and $33,828 in repayments of capital lease obligations.

During the year ended December 31, 2017, financing activities provided $615,391, including $20,000 in proceeds from warrant exercise, $652,540 in proceeds from convertible notes and $37,300 in proceeds from promissory notes. The Company used $50,000 in repayments of convertible notes and $44,449 in repayment of promissory notes.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2018 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative liability, warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on December 31, 2018, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the warrant liabilities and contingent consideration include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has adopted ASU 2016-02 and determined that its adoption had no impact on its financial position, results of operations or cash flows.

On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method. There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company had 118 and 144 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the years ended December 31, 2018 and 2017, respectively. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BoxScore Brands, Inc. (Formerly U-Vend, Inc. and Subsidiaries)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BoxScore Brands, Inc. (the Company) (Formerly U-Vend Inc, Inc. and Subsidiaries) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s has suffered recurring losses from operations since inception and, as of December 31, 2018, has negative working capital and a stockholders’ deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Buffalo, New York

July 10, 2019

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash	$63,078	$87,667
Accounts receivable	25,652	28,572
Inventory (net)	59,135	81,621
Prepaid expenses and other assets	18,749	19,674
Total current assets	166,614	217,534
Noncurrent assets
Property and equipment (net)	762,031	594,236
Security deposits	12,261	11,416
Intangible asset (net)	-	86,801
Total assets	$940,906	$909,987

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$691,819	$460,719
Accrued expenses	239,435	88,250
Accrued interest	749,726	366,327
NHL and MLB sponsorship liability	-	1,956,204
Amounts due to officers	267,870	586,851
Senior convertible notes, net of discount	443,804	443,804
Promissory notes payable	738,281	464,899
Convertible notes payable, net of discount	2,745,810	358,046
Current capital lease obligation	218,118	148,235
Total current liabilities	6,094,863	4,873,335

Noncurrent liabilities:
Convertible notes payable, net of discount	1,113,419	2,201,954
Capital lease obligation	152,668	-
Derivative liabilities	28,357	-
Warrant liabilities	129,355	121,860
Total noncurrent liabilities	1,423,799	2,323,814

Total Liabilities	7,518,662	7,197,149

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 32,176,659 and 27,614,992 shares issued and outstanding, respectively	32,177	27,615
Additional paid in capital	5,692,058	5,303,434
Accumulated deficit	(12,301,991)	(11,618,211)
Total stockholders’ deficit	(6,577,756)	(6,287,162)
Total liabilities and stockholders’ deficit	$940,906	$909,987

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Revenue	$1,283,751	$1,426,969

Cost of Goods Sold	987,580	779,809

Gross Profit	296,171	647,160

Operating Expenses:
Selling	1,467,582	1,583,552
General and administrative	1,525,242	1,281,625
Goodwill impairment charge	-	642,340
Total operating expenses	2,992,824	3,507,517

Operating loss	(2,696,653)	(2,860,387)

Other Expenses (Income):
Gain on change in fair value of debt and warrant liabilities	(62,097)	(121,863)
Gain on settlement of liability	(2,674,419)	-
Gain on sale of asset	(23,984)	-
Amortization of debt discount and deferred financing costs	86,295	102,207
Interest expense	661,332	305,657
Unrealized loss on foreign currency	-	14,562
Other loss	-	22,408
Total other expenses (income)	(2,012,873)	322,971

Net Loss	$(683,780)	$(3,183,328)

Net loss per share – basic and diluted	$(0.02)	$(0.12)

Weighted average common shares – basic and diluted	30,564,688	25,877,458

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Statements of changes in Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2016	24,664,992	$24,665	$5,111,775	$(8,434,883)	$(3,298,443)
Stock based compensation	-	-	98,469	-	98,469
Shares issued for services	2,550,000	2,550	73,590	-	76,140
Shares issued on warrant exercise	400,000	400	19,600	-	20,000
Net loss	-	-	-	(3,183,328)	(3,183,328)
Balance as of December 31, 2017	27,614,992	27,615	5,303,434	(11,618,211)	(6,287,162)
Stock based compensation	-	-	61,639	-	61,639
Shares issued for services	1,375,000	1,375	52,172	-	53,547
Shares issued for warrant exercise	3,186,667	3,187	274,813	-	278,000
Net loss	-	-	-	(683,780)	(683,780)
Balance as of December 31, 2018	32,176,659	$32,177	$5,692,058	$(12,301,991)	$(6,577,756)

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(683,780)	$(3,183,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and stock issued for services	115,186	172,059
Depreciation	211,240	180,784
Amortization of intangible assets	86,801	86,801
Amortization of debt discount and deferred financing costs	151,361	100,482
Unrealized loss on foreign currency	-	14,562
Gain on change in fair value of debt and warrant liabilities	(62,097)	(121,863)
Loss on default of convertible notes	120,250	-
Gain on sale of asset	(23,984)	-
Gain on settlement of NHL liability	(2,674,419)	-
Settlement of debt interest, fees and penalties with convertible notes	-	22,408
Goodwill impairment charge	-	642,340
Changes in operating assets and liabilities:
Accounts receivable	2,920	(12,029)
Inventory	22,486	(5,409)
Prepaid expenses and other assets	80	25,469
Accounts payable and accrued expenses	273,713	14,965
Accrued interest	383,399	189,703
NHL and MLB sponsorship liability	718,215	1,049,450
Amount due to officers	117,519	298,455
Net cash used in operating activities	(1,241,110)	(525,151)

Cash Flows from Investing Activities:
Purchases of property and equipment	(14,084)	(64,487)
Proceeds from sale of property and equipment	23,984	-
Net cash provided by (used in) investing activities	9,900	(64,487)

Cash Flows from Financing Activities
Proceeds from warrant exercise	278,000	20,000
Proceeds from promissory notes	608,248	37,300
Proceeds from convertible notes	830,250	652,540
Repayments of capital lease obligations	(33,828)	-
Repayment of convertible note	(78,750)	(50,000)
Repayments of promissory notes	(397,299)	(44,449)
Net cash provided by financing activities	1,206,621	615,391

Net increase (decrease) in cash	(24,589)	25,753

Cash, beginning of year	87,667	61,914

Cash, end of year	$63,078	$87,667

Supplemental disclosures:
Interest paid	$40,771	$67,930

Supplemental disclosures of non-cash items:
Debt discount related to warrant liability and beneficial conversion feature	$226,508	$-
Assets acquired through capital lease	$259,459	$-
Issuance of common shares in settlement of due to officers	$-	$98,469
Convertible promissory notes issued in exchange for accrued salary	$436,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Notes to Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

Note 1 – Nature of the Business

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) develops, markets and distributes various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company leases, owns and operates its kiosks and intends to also provide the kiosks, through a distributor relationship, to entrepreneurs wanting to own their own business.

On February 26, 2018, the Company filed a Certificate of Amendment of the Certificate of Incorporation. The Certificate of Amendment changed the Company’s name to BoxScore Brands, Inc. from U-Vend Inc. to better reflect the nature of the Company’s current business operations, which has expanded to include relationships with major sports organizations dispensing ice cream products through vending machines.

The Company’s vending kiosks incorporate advanced wireless technology, creative concepts, and ease of management. They have been designed to be tech-savvy and can be managed online 24 hours day/7 days a week, accepting traditional cash input as well as credit and debit cards. Host locations and suppliers have been drawn to this distribution concept of product vending based on the advantages of reduced labor and lower product theft as compared to non-kiosk merchandising platforms. The Company takes a solutions development approach for the marketing of products through a variety of kiosk offerings. The Company’s approach to the market can include the addition of a digital LCD monitor to most makes and models in a kiosk program. This would allow the Company to offer digital advertising on a national and/or local - loop basis and a corresponding additional revenue stream for the Company.

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

Inventory

Inventory is stated at the lower of cost or net realizable value and cost is determined by the average cost method. Inventory is made up of finished goods ice cream. The Company records an inventory reserves for spoilage and product losses. The reserve for spoilage and product losses was $5,500 as of December 31, 2018 and 2017.

Property and Equipment

Property and equipment are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Electronic kiosks, related equipment and delivery vans have estimated useful lives between three and seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represented the excess of the purchase price over the fair value of the net assets acquired in a business combination. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets acquired in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation approaches consistent with the market approach, income approach and/or cost approach are used to measure fair value.

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

As of December 31, 2018 and 2017, respectively, there were approximately 153.7 million and 113.5 million shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Preferred Stock Authorized

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2018 and 2017, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

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

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative liabilities, warrant liability, promissory notes payable, capital lease obligations, convertible notes payable, and senior convertible notes payable. The senior convertible notes and certain convertible notes payable are recorded at face value net of any unamortized discounts, based upon the value of the warrants issued with the notes. The estimated fair value of the warrant liability includes unobservable inputs and is therefore categorized as a Level 3 measurement. Changes in unobservable inputs may result in significantly higher or lower fair value measurement. The carrying value of the short-term instruments approximates their fair values at December 31, 2018 and 2017 due to their short-term nature.

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

Warrant Liability

Certain of the Company’s common stock warrants are subject to down round provision. As such, the warrants have been recorded as a liability and are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other (income) expense. The warrants are valued using the Black Scholes method. The Company will continue to adjust the liability each reporting period for changes in fair value until the exercise or expiration of the warrants.

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

Revenue Recognition

The Company has 118 and 144 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the years ended December 31, 2018 and 2017. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

Income Taxes

The Company has approximately $16.4 million in U.S. federal and state operating loss carryforwards (“NOLs”) available to reduce future taxable income, $15.8 million of which will begin to expire in 2030. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has maintained a full valuation allowance against its deferred tax assets accordingly.

Vendor Concentration

The Company procured all its inventory of finished goods ice cream which were dispensed through the vending kiosks from one vendor during the years ended December 31, 2018 and 2017.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to current period presentation. These reclassifications had no effect on the results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted FASB ASC 606, “Revenue from Contracts with Customers” and all related amendments for all contracts using the modified retrospective method. There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company has 118 and 144 electronic kiosks installed in the southern California and Las Vegas areas from which it generated revenue during the nine month periods ended December 31, 2018 and 2017, respectively. Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenues, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has adopted ASU 2016-02 and determined that its adoption had no impact on its financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11).” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity , because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is in the process of evaluating the impact of the ASU on its consolidated financial statements.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported net loss of $683,780 for the year ended December 31, 2018, and has incurred accumulated losses totaling $12,301,991 through December 31, 2018. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4. Property and Equipment

Property and equipment consist of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Electronic kiosks and vending machines	$1,460,255	$1,091,345
Delivery vans	32,727	21,700
Less: accumulated depreciation	(730,951)	(518,809)
Total	$762,031	$594,236

Depreciation expense amounted to $211,240 and $180,784, respectively for the years ended December 31, 2018 and 2017

Note 5. Intangible Assets

Intangible assets consist of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Operating agreement	$434,000	$434,000
Less: accumulated amortization	(434,000)	(347,199)
Total	$-	$86,801

Amortization expense amounted to $86,801, for the years ended December 31, 2018 and 2017.

Note 6. Debt

Senior Convertible Notes

During the year ended December 31, 2017, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2017 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), a related party, was extended until December 31, 2019. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. Cobrador, an entity controlled by the Company’s former CEO, is a related party.

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

At December 31, 2018 and December 31, 2017, the Cobrador notes had a carrying value of $443,804 and $443,804.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at December 31, 2018 and 2017 was $6,235.

During the years ended December 31, 2018 and 2017, the Company borrowed $143,908 and $36,400, respectively, pursuant to a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum, and are payable together with interest over a period of six (6) months from the date of borrowing. The Company repaid $125,931 and $44,449 during the years ended December 31, 2018 and 2017, respectively, and the balance outstanding on these notes at December 31, 2018 and December 31, 2017, was $34,044 and $16,067, respectively.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2018. As of December 31, 2018 and December 31, 2017, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador, a related party. The notes accrue interest at 7% and have a two-year term. As of December 31, 2018 and December 31, 2017, the balance outstanding on these notes was $28,000.

On November 8, 2017, the Company issued a convertible promissory note (the “Note”) in the principal amount of $50,000 with net proceeds of $47,000. The Note bears interest at the rate of 12% per annum, has a nine-month maturity, and includes prepayment interest fees increasing based on the prepayment date from 15-40% of the principal amount if the Note is repaid prior to 181 days following the issuance date. There is no right to prepay the Note after the 180th day of issuance. The Note becomes convertible 180 days following the issuance date and the conversion price for the Note is equal to a 39% discount to the average of the two lowest closing bid prices of the Company’s common stock during the 15-trading day period prior to conversion. Conversion of the Note is restricted in the event the number of shares of common stock beneficially held by the note holder and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock. As of December 31, 2017, the note had a carrying value of approximately $47,000, net of discount of $17,164. The Company repaid the note in full for $64,164 including principal and interest in February 2018.

On July 18, 2018, the Company issued a promissory note in the principal amount of $187,500 with net proceeds of $147,000. The Company agreed to pay $1,143 per business day for 164 days. The Company recorded $40,500 to debt discount. During the years ended December 31, 2018, the Company repaid $128,050 in principal and amortized $40,500 of debt discount resulting in an unamortized debt discount of $0 and carrying value of $59,450 at December 31, 2018.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2018. The Company borrowed an additional $25,000 and repaid $60,000 during the year ended December 31, 2018, and the balance outstanding on this note at December 31, 2018, was $80,000.

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkins Industries, LLC (“Perkins”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes, and the carrying value as of December 31, 2018 and December 31, 2017 was $287,750.

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

During the year ended December 31, 2018 the Agreements were purchased by a third party and the due dates were extended to December 31, 2019.

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the years ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018.

On December 12, 2018, the Company issued a promissory note in the principal amount of $112,425 with net proceeds of $64,500. The Company agreed to pay $937 per business day for 120 days. The Company recorded $47,925 to debt discount. During the years ended December 31, 2018, the Company repaid $9,370 in principal and amortized $3,744 of debt discount resulting in an unamortized debt discount of $44,181 and carrying value of $58,874 at December 31, 2018.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of December 31, 2018 and December 31, 2017, outstanding balances of these notes were $166,000.

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

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”).The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of December 31, 2018 and December 31, 2017, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

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

In connection with the 2016 SPA, the Company granted a total of 2,239,900 warrants with an exercise price of $0.30 per share which was later revised to $0.05 per share due to down round provisions, with a 5 year contractual life. The Company allocated $19,242 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount is as a warrant liability due to the down round provision in the warrants.

As of December 31, 2018 and December 31, 2017, the 2016 SPA had a carrying value of $761,597 and $756,786, respectively.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes, related party, have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. As of December 31, 2018 and December 31, 2017, the Cobrador 2016 Notes had a carrying value of $115,000 and $114,500, respectively.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of December 31, 2018 the carrying value of the note was $250,000. The carrying value of the notes at December 31, 2017 was $238,046.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. The carrying value of the notes at December 31, 2017 was $878,668.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued, and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange . The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1 year term, and bears interest at 8%-12%. The notes are convertible into a variable number of common shares as defined in the agreement. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018.

Other 2018 Financings

On January 26, 2018, the Company entered into a convertible note agreement in the amount of $78,750, with original discount of $3,750, bearing an annual interest rate of 8%. The note is convertible into common stock at a conversion price of $0.07 per share. The Company repaid $78,750 to repay the note in full in August 2018.

Scheduled maturities of debt remaining as of December 31, 2018 for each respective fiscal year end are as follows:

2019	$4,060,183
2020	1,019,000
2021	115,000
5,073,933
Less: unamortized debt discount	(152,869)
$5,041,314

Note 7 – Related Party Debt

Mr. Graber, the Company’s Chief Executive Officer through November 30, 2018, is affiliated with Cobrador Multi-Strategy Partners LP (Cobrador), and Cobrador has provided significant financing to the Company. As of December 31, 2018, the Company had $1,067,804 in aggregate face amount due pursuant to Senior Convertible Notes, Convertible Notes and Promissory Note, net of unamortized discount of $284 with $1,067,520 carrying value. During the year ended December 31, 2018, the Company incurred $89,627 of interest expense for the borrowing from Cobrador.

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

During the year ended December 31, 2018 the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of December 31, 2018, under the current portion of capital leases.

2019	$125,547
2020	93,467
2021	49,788
2022	30,584
2023	10,252
Total minimum lease payments	309,638
Guaranteed residual value	120,668
430,306
Less: Amount represented interest	(59,520)
Present value of minimum lease payments and guaranteed residual value	$370,786

Note 9 – Capital Stock

The Company has authorized 600,000,000 shares of common stock.

During the year ended December 31, 2018, the Company issued 1,375,000 shares of common stock with a fair value of $53,547 for services rendered.

During the year ended December 31, 2018, the Company issued 3,186,667 shares of common stock for $278,000 upon exercise of warrants.

During the year ended December 31, 2017, the Company issued 2,550,000 shares of common stock with a fair value of $76,140 for services rendered.

During the year ended December 31, 2017, the Company issued 400,000 shares of common stock upon exercise of cashless warrants.

Note 10 – Stock Options and Warrants

Warrants

At December 31, 2018 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2013 Series A warrants-Senior Convertible Notes	3,000,000	$0.05	December 2019
2013 Series B warrants-Senior Convertible Notes *	7,200,000	$0.06	December 2019
2014 Series A warrants -Senior Convertible Notes	6,000,000	$0.05	December 2019
2014 Series B warrants -Senior Convertible Notes *	7,200,000	$0.06	January - December 2019
2014 Warrants for services	656,364	$0.22	August - December 2019
2014 Warrants for services	640,000	$0.06	January - November 2019
2014 Warrants- 2014 SPA convertible debt	208,334	$0.22	August 1, 2019
2014 Warrants - 2014 SPA convertible debt	35,000	$0.05	October - November 2019
2015 Warrants - 2014 SPA convertible debt	116,668	$0.22	January - March 2020
2015 Warrants - 2015 SPA convertible debt	735,002	$0.22	April - November 2020
2015 Warrants for services	127,067	$0.22	April - November 2020
2015 Warrants issued in exchange for equipment	318,182	$0.22	January 2020
2016 Warrants - 2016 SPA convertible debt	2,239,900	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - lease extension	350,000	$0.05	August 2019
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2019
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November - December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2018 financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
Total	62,566,102

 * Includes 1.2 million in warrants issued during 2018

A summary of all warrants activity for the year ended December 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	50,299,469	$0.07	2.71
Granted	22,400,000	$0.05	2.40
Exercised	(3,186,667)	$0.09	2.40
Forfeited	-	-	-
Cancelled	(6,000,000)	$0.07	-
Expired	(946,700)	$0.53	-
Balance outstanding at December 31, 2018	62,566,102	$0.06	2.53
Exercisable at December 31, 2018	62,566,102	$0.06	2.53

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Balance at beginning of year	$121,860	$184,680
Fair value of warrants issued and recorded as liabilities	33,384	59,043
Gain on fair value adjustment	(25,889)	(121,863)
Balance at end of year	$129,355	$121,860

The fair value of warrants outstanding at December 31, 2018 and December 31, 2017 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Black Scholes method using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be minimal.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. and the issuance under the Plan of 5,000,000 shares. On November 16, 2017, the Board of Directors approved an increase of 10,000,000 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 15,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years.

A summary of all stock option activity for the year ended December 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	3,155,100	$0.25	2.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at December 31, 2018	3,155,100	$0.25	1.5
Exercisable at December 31, 2018	3,155,100	$0.25	1.5

Stock-based compensation related to vested options totaled $256 and $67,913 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, there was $64 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately three months.

In 2015, the Company granted 500,000 restricted shares with a three-year vesting period to an officer. During the second quarter of 2017, upon the departure of the officer from the Company, the Board of Directors accelerated his vesting such that all shares were vested on his departure date. During the years ended December 31, 2018 and 2017, $18,334 and $30,556, respectively, was charged to operations as stock-based compensation costs for the restricted shares granted.

Note 11 – Commitments and Contingencies

National Hockey League Retail License and Sponsorship Agreement

On February 27, 2015, the Company announced a multi-year, Corporate Marketing Letter Agreement (the “NHL Agreement”) with the National Hockey League. The NHL Agreement includes the usage of NHL® team branded marks on the Company’s Frozen Pond Premium Ice Cream™ for the period commencing March 1, 2015 through June 30, 2020 in retail distributions including mass merchants, specialty shops, convenience stores and in the Company’s specialty kiosks in North America.

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

During the year ended December 31, 2018, the Company and NHL agreed to terminate the NHL Agreement forgiving the Company CAD3,450,000 in outstanding obligations under the Sponsorship Agreement, in return the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement (the ‘Consideration’). The products include several types of frozen goods that bear the logo or other markings of sports or entertainment brands. This Consideration is to be paid to the NHL quarterly in arrears through the quarter ended June 30, 2026, or until the Company has paid USD$1,600,000 in the aggregate from the date of the agreement to the extent that the Company has revenue related to sports or entertainment brands. The Company recorded USD$2,674,419 in gain on settlement of liabilities.

Major League Baseball Properties, Inc. License Agreement

In March 2016, the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $322,000 and $101,000 during the years ended December 31, 2018 and 2017, respectively, and has accrued $0 at December 31, 2018, and $222,000 as of December 31, 2017, and charged to operations $100,000 and $275,000 of guaranteed payments related to the years ended December 31, 2018 and 2017, respectively.

Operating Lease Obligations

As of December 31, 2018, the Company has two operating lease agreements for office and warehouse space, one in southern California and one in Las Vegas. During the year ended December 31, 2018, the lease for the California warehouse was extended for an additional term of one year until February 2019 with a base rent of $2,830 a month. This lease was extended for an additional two months and was terminated on March 31, 2019. The lease for the warehouse in Las Vegas is for a term of 25 months commencing in February 2016 and provides for a base rent of $1,072 with scheduled increases. On March 1, 2018, the Company renewed its lease on the property for a period of twelve months for a base rent of $1,272. In March 2019, the Company renewed the lease for an additional year at the existing monthly base rent of $1,272. The Company also has two vehicle leases for use in product distribution and sales efforts. The vehicle leases expire in June 2021 and require a monthly payment of $1,063. Rent expense amounted to $59,619 and $47,526 during the years ended December 31, 2018 and 2017, respectively.

The aggregate rental commitments for the office and warehouse leases at December 31, 2018 is:

2019	$8,204
Total	$8,204

In addition, the Company entered into a short term operating lease during the year ended December 31, 2018 in Southern California. The lease is for a term of three months which ended August 2018 at which point the lease became month to month. The Company is currently paying $845 per month in base rent for this lease.

Note 12 - Income Taxes

 Loss from operations before provision (benefit) for income taxes is summarized in the following table:

	Years ended December 31,
	2018	2017
Domestic	$(301,688)	$(2,317,624)
Foreign	(136,009)	(865,704)
	$(437,697)	$(3,183,328)

The income tax provision (benefit) is summarized in the following table:

	Years ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	$-	$-

Deferred:
Federal	$157,165	$189,247
State	(65,543)	(192,813)
Foreign	183,571	(86,536)
Total Deferred	275,193	(90,102)
Less increase in allowance	(275,193)	90,102
Net Deferred	-	-
Total income tax provision (benefit)	$-	$-

The significant components of the deferred tax assets and liabilities are summarized below:

	Years ended December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,418,201	$2,719,448
Depreciable and amortizable assets	(31,997)	(41,913)
Prepaid expense	-	(167)
Intangible asset	-	(43,501)
Stock based compensation	203,866	172,323
Loss reserve	1,925	1,891
Accrued compensation	55,463	143,657
Other	28,433	(654)
Total	2,675,891	2,951,084
Less valuation allowance	(2,675,891)	(2,951,084)
Net deferred tax assets (liabilities)	$-	$-

The Company has approximately $9,977,000 and $6,400,000 in U.S. federal and state net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income. Of these carryforwards, $15,808,000 will begin to expire in 2030. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance to fully offset the NOLs, as well as the total net deferred tax assets.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. As of December 31, 2018, the Company has completed its accounting for the tax effects of the Act.

The deferred U.S. income tax expense for 2017 primarily represents a one-time, non-cash expense of approximately $1,189,000 relating to the revaluation of deferred tax assets offset by a reduction of the valuation allowance in an equal amount. This resulted in a net zero effect on the provision for income tax.

During the years ended December 31, 2018 and 2017, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, as well as the states of California, Florida, Illinois and New York. The tax years 2015-2018 generally remain open to examination by the U.S. federal and state taxing authorities. In addition, the 2014 tax year is still open to examination by the state of California.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table:

	Years ended December 31,
	2018	2017
Statutory United States federal rate	21.00%	34.00%
United States federal tax on foreign branch operations	6.53	9.25
State income tax, net of federal benefit	10.95	6.03
Other foreign income tax, net of federal benefit	1.98	2.72
Change in valuation reserves	62.87	(2.83)
Permanent differences	4.71	0.65
Goodwill impairment	-	(6.86)
Tax rate differential between jurisdictions	2.60	(5.64)
Federal income tax law changes	-	(37.35)
Other	0.88	0.03
Foreign net operating loss adjustment	(111.52)	-
Effective tax rate benefit (provision)	-%	-%

Note 13 - Subsequent Events

On March 3, 2019, Tyler J. Humphrey was appointed to be Interim-Chief Executive Officer and Interim-Chief Financial Officer of the Company. As part of Mr. Humphrey’s compensation, he received a warrant to purchase 500,000 shares of the Company’s common stock at a strike price of $.07 per share with a five (5) year maturity. He will receive a base salary of $78,000 per year with a discretionary bonus at the direction of the Board of Directors. In connection with Mr. Humphrey’s appointment, Michael T. Carroll resigned as the Company’s President, Chief Executive Officer, and Chief Financial Officer effective February 28, 2019. Additionally, Phillip Jones resigned as a Director of the Company effective March 1, 2019.

On March 23, 2019, the Board of Directors approved and appointed Michael P. Flanagan as Chief Executive Officer, President and Member of the Board of Directors of the Company with an effective date of April 1, 2019. Tyler J. Humphrey will continue his role as interim-Chief Financial Officer, exclusively and will no longer serve as Interim Chief Executive Officer.

On March 5, the company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $.07 per share with a five (5) year maturity.

On March 18, 2019, the Company issued a convertible promissory note for $85,250 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and a 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matures on December 11, 2019.

Asset Sale

On March 18, 2019, the Company approved of an asset sale of certain assets of the legacy MiniMelts business and operation for $350,000 in cash, which was approved by a majority of stockholders. In 2018, MiniMelts sales accounted for approximately $1,100,000 in revenue. Part of the proceeds from the sale will be used to retire certain lease obligations as well as for general operating purposes.

The Company will continue to pursue sales of MLB ice cream under the Major League Baseball license and additionally, leverage its vending assets to pursue new revenue streams and test concepts for new offerings at retail.

The Board of Directors has agreed to begin to explore the development of certain products in the cannabis industry with a focus on non-THC Cannabinoids in frozen desserts as well as other complimentary CBD product offerings though vending as well as online sales and direct to retail, under a new brand.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. As of the date of this filing, the company had drawn $209,550 under the agreement. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion.

Subsequent to December 31, 2018, the Company issued 3,841,096 shares of its common stock, including 3,441,096 shares for services valued at $99,294, and 400,000 shares in conversion of $50,000 of convertible notes.

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

Our chief executive officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective and that material weaknesses exist in our internal control over financial reporting based on the evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2018: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

To remediate our internal control weakness, management intends to implement the following measures:

●	Add sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel or outside consultants, develop and maintain adequate written accounting policies and procedures.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
Michael P. Flanagan	48	Chief Executive Officer, President and Director	April 2019
Tyler J. Humphrey	30	Interim Chief Financial Officer	March 2019
John Edward (Jay) Hentschel	48	Director	June 2017
Patrick White	65	Director	October 2009
Jared Levinthal	46	Director	December 2018

The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

Michael P. Flanagan was appointed to be Chief Executive Officer, President and member of the Board of Directors of the company on March 23, 2019, with an effective date of April 1, 2019. Mr. Flanagan, has been a consumer products executive since 2009 as Chairman and CEO of The Searchers Group LTD, based in New York, NY. During this time, Mr. Flanagan financed, developed and managed high growth consumer brands in the fashion, cosmetics and jewelry industries. These collective efforts generated new revenue across multiple brands, both in the United States and internationally. Prior to The Searchers Group, Mr. Flanagan was a Vice President with the Seaport group Investment Bank in New York. Mr. Flanagan holds a BA from Tulane University and a Master’s in Business Administration (MBA) in Finance from New York University.

Tyler J. Humphrey was appointed to be Interim Chief Executive Officer through April 2019 and Interim Chief Financial Officer of the Company on March 3, 2019. In 2011, Mr. Humphrey received a BS is Biomedical Engineering from Tulane University. Mr. Humphrey holds a MSc. in Finance from London Business School. Prior to his studies at London Business School, Mr. Humphrey worked as a Management Consultant at Ernst & Young until 2016 and an Investment Banker at Bailey Southwell in 2017. As part of Mr. Humphrey’s compensation, he received a 500,000 share warrant at a strike price of $.07 per share with a five year maturity.

John Edward (Jay) Hentschel was the Executive Vice President of Dean and Deluca, Inc. where he has worked from October 2016 to January 2018. From May 1991 until September 2016, Mr. Hentschel was a Partner with Accenture, a NYSE-listed global professional services company where he served as managing director of the Retail Industry practice advising large retailers. Currently Mr. Hentschel is not employed. Mr. Hentschel also volunteers on the Retail Advisory Committee for the New York City Investment Fund, has authored numerous articles, and holds an MBA with distinction from Columbia University’s Graduate School of Business.

Patrick White has been CEO and President of VerifyMe, Inc. since August 2017. Mr.White was Chief Executive Officer and a Board of Director of Document Security Systems, Inc. (“DSS”) from August 2002 to December 2012; serving as its Chairman of the Board of Directors from August 2002 until January 2008. Mr. White then served as a Business Consultant to DSS from 2012 to 2015. DSS is an NYSE American listed company. Mr. White received his Bachelor’s of Science (Accounting) and Masters of Business Administration degrees from Rochester Institute of Technology. We believe Mr. White is qualified to serve on our board of directors based on his extensive corporate management experience, including serving as the chief executive officer of a publicly-held company, and his experience with the organizational challenges involved with becoming and operating as a publicly-held company.

Jared Levinthal has served as a Director of the Company since December 2018. Mr. Levinthal is a Principal with Levinthal Wilkins, PLLC in Houston, TX. Mr. Levinthal is a graduate, with Honors, of the University of Texas School of Law. Mr. Levinthal is a graduate of Tulane University with a BA, and is a member of the Texas Bar.

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

Committees of the Board of Directors

We do not have any committees of the Board of Directors. We consider a majority of our Board members (consisting of Messrs. Hentschel, Levinthal and White) to be independent directors under NYSE American rules.

Corporate Governance

We do not have an audit committee, compensation committee or nominating committee. As we grow and evolve as a SEC registrant, our corporate governance structure is expected to be enhanced.

ITEM 11 - EXECUTIVE COMPENSATION

As of July 10, 2019, the Company has employment agreement with Mr. Flanagan and Mr. Humphrey. Mr. Carroll, Mr. Graber, Mr. Meyers and Mr. Chapman resigned February 28, 2019, November 30, 2018, January 31, 2017 and September 1, 2017, respectively. We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer, Chief Operating Officer and President, BoxScore Brands, Inc., also referred to herein as our “named executive officers,” for the years ended December 31, 2018 and 2017.

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2018 and 2017 for services in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael P. Flanagan (1)	2018	-	-	-	-	-	-
Chief Executive Officer	2017	-	-	-	-	-	-
Tyler J. Humphrey (2)	2018	-	-	-	-	-	-
Interim Chief Financial Officer	2017	-	-	-	-	-	-
Michael T. Carroll (3)	2018	-	-	-	-	-	-
Former Chief Executive Officer	2017	-	-	-	-	-	-
David Graber (4)	2018	220,000	-	-	-	-	220,000
Former Chief Executive Officer	2017	242,000	-	-	-	-	242,000
Raymond J. Meyers (5)	2018	-	-	-	-	-	-
Former Chief Executive Officer	2017	-	-	-	-	-	-
Mark A. Chapman (6)	2018	-	-	-	-	-	-
Former President of U-Vend America, Inc	2017	13,500		30,000	-	-	43,500

1)	Mr. Flanagan was appointed CEO effective April 1, 2019 and was granted a monthly salary of $10,000.

2)	Mr. Humphrey was appointed CFO effective March 3, 2019 and was granted an annual salary of $78,000.

3)	Resigned effective February 28, 2019. Mr. Carroll was appointed CEO effective December 3, 2018.

4)	Resigned effective November 30, 2018. Mr. Graber was appointed CEO effective February 1, 2017 and was granted an annual salary of $264,000. During the year ended December 31, 2017, he earned $242,000 under this arrangement, of which $10,000 was paid during the year and $232,000 was earned but unpaid. During the year ended December 31, 2018, he earned $220,000 under this arrangement, of which $100,000 was paid during the year and $120,000 was earned but unpaid. On November 20, 2018, the Company settled $346,000 due to Mr. Graber for unpaid salaries through issuance of convertible note.

5)	Resigned effective January 31, 2017. Mr. Meyers earned a salary of $60,000 per annum plus a bonus based on revenues for the calendar year of 2016 of which $30,000 was paid during the year and $203,000 was earned but unpaid. On June 30, 2016, the Company settled $270,000 due to Mr. Myers for unpaid salaries and other accounts through issuance of 1,588,236 shares of common stock. On November 20, 2018, the Company settled $90,000 due to Mr. Meyers for unpaid salaries and other accounts through issuance of convertible note.

6)	Resigned effective September 1, 2017.

Employment Agreement

The Company and Mr. Flanagan entered into an employment agreement, effective April 1, 2019, for a period of two years, which may be extended by mutual consent. Mr. Flanagan in his capacity as Chief Executive Officer is entitled to 10% of company revenue with a monthly guarantee of $10,000 as a non-recourse draw against sales. Mr. Flanagan will also receive a five (5) year warrant to purchase 3,0000,000 shares of common stock at $.07. The warrant will have a two-year, quarterly vesting schedule. The Employment Agreement may be terminated prior to such date, however, upon Mr. Flanagan’s death, disability, by the Company for Cause (as defined in the Employment Agreement), by Mr. Flanagan for Good Reason (as defined in the Employment Agreement) and voluntary termination by Mr. Flanagan other than for Good Reason upon 30 days’ notice. Upon termination by the Company for any reason other than Cause or by Mr. Flanagan for Good Reason, Mr. Flanagan will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for the remainder of the then-current term. Upon termination by reason of Mr. Flanagan’s death or disability, he will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for 1 year beginning 30 days after the date of termination. Upon termination by the Company for Cause or voluntarily by Mr. Flanagan for other than Good Reason, he will receive only accrued but unpaid salary through the date of termination.

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

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. As of December 31, 2018, the Company had 3,155,100 options outstanding under the Plan to employees, directors and outside consultants.

On November 22, 2017, stockholders of the Company holding a majority of the outstanding shares of the Company’s common stock approved, by written consent, an increase in the number of shares reserved under the Plan by 10,000,000 shares. After this increase of 10,000,000 shares, the total number of shares of common stock reserved under the Plan totals 15,000,000 shares. On November 16, 2017, the Company’s Board of Directors approved the increase of the 10,000,000 shares reserved under the Plan.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 10, 2019, there were 36,018,512 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of July 10, 2019 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 3675 W. Teco Avenue Suite 8, Las Vegas, Nevada 89118.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Tyler J. Humphrey (1)	600,000	1.64%
Michael Flanaghan (2)	3,000,000	7.69%
Patrick White (3)	1,278,757	3.50%
John Edward (Jay) Hentschel	200,000	*
Jared Levinthal	300,000	*
All directors and named executive officers as a group (5 individuals)	5,378,757	13.44%
5% or More Shareholders
Diane Hope	2,566,346	7.13%

1)	Includes 500,000 shares issuable upon exercise of warrants.

2)	Includes 3,000,000 shares issuable upon exercise of warrants.

3)	Includes 502,500 shares issuable upon exercise of options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As our common stock is currently quoted on the OTC Pink, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. However, we consider a majority of our Board members (consisting of Messrs. Meyers, Hentschel, White and Jones) to be independent directors under NYSE American stock exchange rules.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit and review services for the years ended December 31, 2018 and 2017 were $106,000 and $105,000, respectively. For the year ended December 31, 2018 and 2017, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed for other audit related services by our principal accountant, Freed Maxick CPAs, P.C. pertaining to registration statements for the years ended December 31, 2018 and 2017 were approximately $0 and $3,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the years ended December 31, 2018 and 2017 were $12,000 and $14,200, respectively.

All Other Fees

The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2018 and 2017 were $0.

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

BOXSCORE BRANDS, INC.

July 11, 2019	By:	/s/ Michael P. Flanagan
Michael P. Flanagan
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 11, 2019	/s/ Michael P. Flanagan
Michael P. Flanagan Chief Executive Officer, President and Director (Principal Executive Officer)

July 11, 2019	/s/ Tyler J. Humphrey
Tyler J. Humphrey Interim Chief Financial Officer (Principal Financial and Accounting Officer)

July 11, 2019	/s/ John Edward (Jay) Hentschel
John Edward (Jay) Hentschel Director

July 11, 2019	/s/ Patrick White
Patrick White Director

July 11, 2019	/s/ Jared Levinthal
Jared Levinthal Director