Form 10-Q
period 2019-03-31
BOXSCORE BRANDS, INC.
filed 2019-10-04
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 35,447,755 as of September 27, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

FORM 10-Q

For the Three Months Ended March 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash	$13,965	$63,078
Accounts receivable	-	25,652
Inventory (net)	-	59,135
Prepaid expenses and other assets	7,789	18,749
Total current assets	21,754	166,614
Noncurrent assets
Property and equipment (net)	321,838	762,031
Security deposits	9,585	12,261
Total assets	$353,177	$940,906

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$259,328	$691,819
Accrued expenses	413,952	239,435
Accrued interest	860,697	749,726
Other amounts due to related parties	26, 405	267,870
Senior convertible notes	443,804	443,804
Promissory notes payable, net of discount	832,183	738,281
Convertible notes payable, net of discount	3,176,879	2,745,810
Current capital lease obligation	69,883	218,118
Total current liabilities	6,083,131	6,094,863

Noncurrent liabilities:
Convertible notes payable, net of discount	923,772	1,113,419
Capital lease obligation	126,909	152,668
Derivative liabilities	74,936	28,357
Warrant liabilities	302,164	129,355
Total noncurrent liabilities	1,427,781	1,423,799

Total Liabilities	7,510,911	7,518,662

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 35,447,755 and 32,176,659 shares issued and outstanding, respectively	35,448	32,177
Additional paid in capital	5,868,465	5,692,058
Accumulated deficit	(13,061,648)	(12,301,992)
Total stockholders’ deficit	(7,157,735)	(6,577,756)
Total liabilities and stockholders’ deficit	$353,177	$940,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Revenue	$49,773	$287,833

Cost of goods sold (exclusive of depreciation shown separately below)	64,399	107,710

Gross (Loss) Profit	(14,626)	180,123

Operating Expenses
Selling	61,474	660,027
General and administrative	114,612	272,376
Depreciation	62,728	44,457
Total operating expenses	238,814	976,860

Operating loss	(235,440)	(796,737)

Other Expenses (Income)
Loss on change in fair value of debt and warrant liabilities	338,063	-
Gain on settlement of liabilities	(156,709)	-
Loss on sale of assets	27,465	-
Amortization and accretion of debt discount and deferred financing costs	134,292	29,324
Interest expense	163,105	87,043
Total other expenses (income)	506,216	116,367

Loss from operations before income taxes	(759,656)	(913,104)

Provision for income taxes	-	-

Net Loss	$(759,656)	$(913,104)

Net loss per share – basic and diluted	$(0.02)	$0.03

Weighted average common shares – basic and diluted	34,340,619	28,090,905

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders' Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2017	27,614,992	27,615	5,303,434	(11,618,211)	(6,287,162)
Stock based compensation	-	-	9,231	-	9,231
Shares issued for services	725,000	725	5,757	-	6,482
Shares issued for warrant exercise	357,143	357	24,643	-	25,000
Net loss	-	-	-	(913,104)	(913,104)
Balance as of March 31, 2018	28,697,135	$28,697	$5,342,026	$(12,531,316)	$(7,159,553)

Balance as of December 31, 2018	32,176,659	32,177	5,692,058	(12,301,991)	(6,577,756)
Shares issued for services	2,871,096	2,871	38,132	-	41,003
Shares issued for note conversion	400,000	400	19,600	-	20,000
Reclassification of warrant liability to equity related to adoption of ASU 2017-11	-	-	118,675	-	118,675
Net loss	-	-	-	(759,656)	(759,656)
Balance as of March 31, 2019	35,447,755	35,448	5,868,465	(13,061,648)	(7,157,735)

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(759,656)	$(913,104)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Stock based compensation	41,003	15,714
Depreciation	62,728	44,385
Amortization of intangible assets	-	21,700
Amortization and accretion of debt discount and deferred financing costs	134,292	29,324
Gain on settlement of liabilities	(156,709)	-
Loss on default of convertible notes	42,625	-
Loss on change in fair value of debt and warrant liabilities	338,063	-
Loss on sale of assets	27,465	-
Changes in operating assets and liabilities:
Accounts receivable	25,651	(3,678)
Inventory	59,135	(196,201)
Prepaid expenses and other assets	13,636	(21,744)
Accounts payable and accrued expenses	(225,934)	178,457
Accrued interest	110,972	68,342
NHL and MLB sponsorship liability	-	542,129
Other amounts due to related parties	(56,798)	47,600
Net cash used in operating activities	(343,527)	(187,076)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	350,000	-
Purchases of intangible assets	-	(10,832)
Net cash (used in) provided by investing activities	350,000	(10,832)

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	25,000
Proceeds from promissory notes	270,000	23,433
Proceeds from convertible notes	75,000	315,000
Repayments of capital lease obligations	(173,994)	-
Repayments of promissory notes	(226,593)	(79,248)
Net cash (used in) provided by financing activities	(55,587)	284,185

Net (decrease) increase in cash	(49,113)	86,277

Cash, beginning of period	63,078	87,667

Cash, end of period	$13,965	$173,944

Supplemental disclosures of non-cash investing and financing items:
Debt discount related to warrant liability and beneficial conversion feature	$-	$17,900
Accounts payable exchanged for convertible note	$60,000	$-
Note payable converted to equity	$20,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

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

Asset Sale

On March 18, 2019, the Company approved of an asset sale of the assets related to the legacy MiniMelts brand for $350,000 in cash, which was approved by a majority of stockholders. These MiniMelts assets generated 100% of the revenue reported during the quarter ended March 31, 2019. During the year ended December 31, 2018, MiniMelts sales accounted for approximately $1,100,000, or 85%, of the revenue reported during that period. Part of the proceeds from the sale was used to retire certain lease obligations as well as for general operating purposes.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and nonmisleading presentation of the financial statements have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on July 11, 2019.

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

Inventory

Inventory is stated at the lower of cost or net realizable value and cost is determined by the average cost method. Inventory is made up of finished goods ice cream. The Company records an inventory reserves for spoilage and product losses. The reserve for spoilage and product losses was $5,500 as of December 31, 2018. All inventory was liquidated during the quarter ended March 31, 2019 prior to the sale of the MiniMelts assets (see Note1).

Property and Equipment

Property and equipment are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Equipment has estimated useful live between three and seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of Long-lived Assets

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

As of March 31, 2019 and December 31, 2018, respectively, there were approximately 157.7 million and 153.7 million shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Preferred Stock Authorized

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of March 31, 2019, and December 31, 2018, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants issued by the Company contain terms that result in the warrants being classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

●	Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

Certain of the Company’s debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, Derivatives and Hedging. Certain warrant were issued between June 2013 and December 2014 were derivative liabilities outside the exception of ASU 2017-11. The estimated fair value of the derivative warrant instruments was calculated using a Black Scholes valuation model.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Carrying	Fair Value Measurement at
	Value	March 31, 2019
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	377,100	—	—	377,100

	Carrying	Fair Value Measurement at
	Value	December 31, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	157,712	—	—	157,712

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

Gain on Liabilities Settlement

During the three months ended March 31, 2019 creditors forgave aggregate amount of $156,709, of which approximately $64,000 were associated accrued expenses, $45,000 related to conversion of approximately $105,000 of accounts payable to a $60,000 convertible note, and $47,000 was connected to forgiveness of accounts payable.

Other amounts due to related parties

Amounts due from related parties represent past amounts owed for compensation and operating expenses paid by the related party on behalf of the Company. During the quarter ended March 31, 2019, the Company reclassified approximately $185,000 was from due to related parties to accrued expenses, as a result of the individual no longer being an officer of the Company in during 2019, and paid net $56,798 to related parties.

Revenue Recognition

Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenue, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

Vendor Concentration

The Company procured all its MiniMelts inventory of finished goods ice cream which were dispensed through the vending kiosks from one vendor during the three months ended March 31, 2019 and 2018. The Company ended the relationship with the vendor as of March 31, 2019 with the sale of the MiniMelts assets (see Note 1).

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11).” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted ASU 2017-11 on its consolidated financial statements. Upon adoption the Company derecognized 39,512,502 number of warrants based on review of contracts that determined the derivative treatment was specific to a feature in the instrument that reduced the strike price if the Company issued additional shares for an amount less than the strike price. As a result of this analysis the Company recorded a cumulative effect adjustments of $118,675 on January 1, 2019.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported a net loss of $759,656 for the three months ended March 31, 2019 and has incurred accumulated losses totaling $13,061,648 through March 31, 2019. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. The Company intends to raise additional financing, potentially through the sale of debt or equity instruments, or a combination, to fund its operations for the next 12 months and allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements, which has not been alleviated.

Note 4 – Property and Equipment

Property and equipment consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Freezers and other equipment	$373,578	$1,460,255
Delivery vans	-	32,727
Less: accumulated depreciation	(51,740)	(730,951)
Total	$321,838	$762,031

On March 18, 2019, the Company approved of an asset sale of certain assets of the legacy MiniMelts business and operation for $350,000 in cash, which was approved by a majority of stockholders. Of the proceeds, $148,245 was used to pay off capital leases related to the assets sold. Net carrying value of the assets sold was $377,465. As a result, the company recorded loss on asset sale of $27,465.

Certain freezers and other equipment in aggregate cost of $258,967 and accumulated depreciation of $45,558 were related to capital leases.

Depreciation expense amounted to $62,728 and $44,457, respectively for the three months ended March 31, 2019 and 2018.

Note 5 – Debt

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

On June 30, 2016, the Company issued an additional Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2018 and is due on December 31, 2019. It is convertible into shares of common stock at a conversion price $.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017.

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

At March 31, 2019 and December 31, 2018, the Cobrador notes had a carrying value of $443,804 and $443,804.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at March 31, 2019 and December 31, 2018 was $6,235.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, we had note balance of $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the three months ended March 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the three months ended March 31, 2019, the Company repaid $41,277 in principal and amortized $1,663 of debt discount resulting in an unamortized debt discount of $1,663. And carrying value of $29,429. as of March 31, 2019.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of March 31, 2019, and December 31, 2018, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador, a related party. The notes accrue interest at 7% and have a two-year term. As of March 31, 2019, and December 31, 2018, the balance outstanding on these notes was $28,000.

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

On July 18, 2018, the Company issued a promissory note in the principal amount of $187,500 with net proceeds of $147,000. The Company agreed to pay $1,143 per business day for 164 days. The Company recorded $40,500 to debt discount. During 2018, the Company repaid $128,050 in principal and amortized $40,500 of debt discount resulting in an unamortized debt discount of $0 and carrying value of $59,450 at December 31, 2018. During three months ended March 31, 2019, this note was paid off.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. The Company borrowed an additional $25,000 and repaid $60,000 during 2018, and the balance outstanding on this note at March 31, 2019, was $80,000.

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkins Industries, LLC (“Perkins”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes. Maturities of these notes were extended to December 31, 2019. During the three months ended March 31, 2019, $39,266 was paid down on the notes and the carrying value as of March 31, 2019 and December 31, 2018 was $248,484 and $287,750.

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

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the years ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the three months ended March 31, 2019, the Company repaid $25,437 in principal and amortized $4,652 of debt discount resulting in an unamortized debt discount of $5,636 and carrying value of $83,143 at March 31, 2019.

On December 12, 2018, the Company issued a promissory note in the principal amount of $112,425 with net proceeds of $64,500. The Company agreed to pay $937 per business day for 120 days. The Company recorded $47,925 to debt discount. During the years ended December 31, 2018, the Company repaid $9,370 in principal and amortized $3,744 of debt discount resulting in an unamortized debt discount of $44,181 and carrying value of $58,874 at December 31, 2018. During the three months ended March 31, 2019, the Company repaid $61,164 in principal and fully amortized $44,181 of remaining debt discount resulting in carrying value of $41,891 at March 31, 2019.

On March 5, 2019, the company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of March 31, 2019, the outstanding balance was $100,000.

During the three months ended March 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 8, 2019. As of March 31, 2019, the outstanding balance was $135,000.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of March 31, 2019, and December 31, 2018, outstanding balances of these notes were $121,000.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company and Cobrador extended the due date to December 31, 2018 on notes totaling $25,000, and the Company agreed to a revised conversion price of $.05 per share and a revised warrant exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended December 31, 2017. As of March 31, 2019, and December 31, 2018, outstanding balances of these notes were $45,000.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of March 31, 2019, and December 31, 2018, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

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

As of March 31, 2019 and December 31, 2018, the 2016 SPA had a carrying value of $761,597 and $761,597, respectively.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes, related party, have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the three months ended March 31, 2019, $20,000 was converted into 400,000 shares. As of March 31, 2019, and December 31, 2018, the Cobrador 2016 Notes had a carrying value of $95,000 and $115,000, respectively.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of March 31, 2019, and December 31, 2018, the carrying value of the note was $250,000 and $250,000.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the three months ended March 31, 2019, the Company amortized $5,228 of debt discount resulting in unamortized debt discount of $8,446 and carrying value of $915,836 at March 31, 2019.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the three months ended March 31, 2019, the Company amortized $4,173 of debt discount resulting in an unamortized debt discount of $16,408 and carrying value of $521,092 at March 31, 2019.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1 year term, and bears interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the three months ended March 31, 2019, the Company amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $360,750 at March 31, 2019.

Other 2018 Financings

On January 26, 2018, the Company entered into a convertible note agreement in the amount of $78,750, with original discount of $3,750, bearing an annual interest rate of 8%. The note is convertible into common stock at a conversion price of $0.07 per share. The Company repaid $78,750 to repay the note in full in August 2018.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matures on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of March 31, 2019. During the three months ended March 31, 2019, the Company amortized $23,384 of debt discount resulting in unamortized debt discount of $0 and carrying value of $127,875 at March 31, 2019.

On March 14, 2019, the Company converted accounts payable of approximately $105,000 payables into a convertible note agreement in the principal amount of $60,000, remaining balance of the amount owed was released and recorded as a settlement of liability. The note has a 2 year term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share.

Scheduled maturities of debt remaining as of March 31, 2019 for each respective fiscal year end are as follows:

2019	$4,134,789
2020	1,119,000
2021	155,000
5,408,789
Less: unamortized debt discount	(32,152)
$5,376,637

The following table reconciles, for the period ended March 31, 2019, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2018	$28,357
Additions related to embedded conversion features of convertible debt issued	-
Derivative liabilities reduction due to notes default	(112,408)
Change in fair value of conversion features	158,987
Balance of embedded derivatives at March 31, 2019	$74,936

Note 7 – Capital Lease Obligations

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

The following schedule provides minimum future rental payments required as of March 31, 2019, under the current portion of capital leases.

2019	$77,221
2020	93,467
2021	49,788
2022	30,584
2023	10,252
Total minimum lease payments	256,312
Guaranteed residual value	-
256,312
Less: Amount represented interest	(59,520)
Present value of minimum lease payments and guaranteed residual value	$196,792

Note 9 – Capital Stock

The Company has authorized 600,000,000 shares of common stock.

During the three months ended March 31, 2019, the Company issued 3,271,000 shares of its common stock, including 2,871,096 shares of common stock with a fair value of $41,003 for services rendered, and 400,000 shares in conversion of $20,000 of convertible notes.

During the three months ended March 31, 2018, the Company issued 1,082,143 shares of its common stock, including 725,000 shares for services valued at $6,482, and 357,143 shares of common stock for $25,000 upon exercise of warrants.

Note 10 – Stock Options and Warrants

Warrants

At March 31, 2019 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2013 Series A warrants-Senior Convertible Notes	3,000,000	$0.05	December 2019
2013 Series B warrants-Senior Convertible Notes	7,200,000	$0.06	December 2019
2014 Series A warrants -Senior Convertible Notes	6,000,000	$0.05	December 2019
2014 Series B warrants -Senior Convertible Notes	7,200,000	$0.06	April - December 2019
2014 Warrants for services	656,364	$0.22	August - December 2019
2014 Warrants for services	240,000	$0.06	April-November 2019
2014 Warrants- 2014 SPA convertible debt	208,334	$0.22	August 1, 2019
2014 Warrants - 2014 SPA convertible debt	35,000	$0.05	October - November 2019
2015 Warrants - 2014 SPA convertible debt	116,668	$0.22	January - March 2020
2015 Warrants - 2015 SPA convertible debt	735,002	$0.22	April - November 2020
2015 Warrants for services	127,067	$0.22	April - November 2020
2015 Warrants issued in exchange for equipment	318,182	$0.22	January 2020
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - lease extension	350,000	$0.05	August 2019
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2019
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November -December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2018 financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants – 2019 financing	500,000	$0.07	March 2024
2019 Warrants for services	500,000	$0.07	March 2024
Total	63,166,102

A summary of all warrants activity for the three months ended March 31, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	62,566,102	$0.06	2.52
Granted	1,000,000	0.07	4.95
Exercised	-	-	4.95
Cancelled	-	-	-
Expired	(400,000)	0.06	-
Balance outstanding at March 31, 2019	63,166,102	$0.06	2.33
Exercisable at March 31, 2019	63,166,102	$0.06	2.33

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019	December 31, 2018
Balance of embedded derivative as of December 31, 2018	$129,355	$121,860
Fair value of warrants issued and recorded as liabilities	-	33,384
Reclassification of warrant lability to equity related to adoption of ASU 2017-11	(118,675)	-
Loss (gain) on fair value adjustment	291,484	(25,889)
Balance of embedded derivatives at March 31, 2019	$302,164	$129,355

The fair value of warrants outstanding at March 31, 2019 and December 31, 2018 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Black Scholes method using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be minimal.

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

A summary of all stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	3,155,100	$0.25	1.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at March 31, 2019	3,155,100	$0.25	1.3
Exercisable at March 31, 2019	3,155,100	$0.25	1.3

Stock-based compensation related to vested options totaled $64 for the three months ended March 31, 2019 and 2018. At March 31, 2019, there was no unrecognized compensation cost related to unvested options.

Note 11 – Commitments and Contingencies

National Hockey League Retail License and Sponsorship Agreement

On February 27, 2015, the Company announced a multi-year, Corporate Marketing Letter Agreement (the “NHL Agreement”) with the National Hockey League. The NHL Agreement includes the usage of NHL ® team branded marks on the Company’s Frozen Pond Premium Ice Cream™ for the period commencing March 1, 2015 through June 30, 2020 in retail distributions including mass merchants, specialty shops, convenience stores and in the Company’s specialty kiosks in North America.

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

During the year ended December 31, 2018, the Company and NHL agreed to terminate the NHL Agreement forgiving the Company CAD $3,450,000 in outstanding obligations under the Sponsorship Agreement, in return the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement (the ‘Consideration’). The products include several types of frozen goods that bear the logo or other markings of sports or entertainment brands. This Consideration is to be paid to the NHL quarterly in arrears through the quarter ended June 30, 2026, or until the Company has paid USD $1,600,000 in the aggregate from the date of the agreement to the extent that the Company has revenue related to sports or entertainment brands. The Company recorded USD $2,674,419 in gain on settlement of liabilities.

Major League Baseball Properties, Inc. License Agreement

In March 2016, the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $0 and $47,000 during the three months ended March 31, 2019 and 2018, respectively, and has accrued $76,667 at March 31, 2019, and $0 as of December 31, 2017, and charged to operations $38,333 and $25,000 of guaranteed payments related to the three months ended March 31, 2019 and 2018, respectively.

Note 12 – Subsequent Events

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. As of the date of this filing, the full amount was drawn under the agreement. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). BoxScore Brands, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

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

On March 18, 2019, the Company approved of an asset sale of the assets related to the legacy MiniMelts brand for $350,000 in cash, which was approved by a majority of stockholders. Part of the proceeds from the sale was used to retire certain lease obligations as well as for general operating purposes. The Company will continue to pursue sales of MLB ice cream under the Major League Baseball license and additionally, leverage its vending assets to pursue new revenue streams and test concepts for new offerings at retail. The Board of Directors has agreed to begin to explore the development of certain products in the cannabis industry with a focus on non-THC Cannabinoids in frozen desserts as well as other complimentary CBD product offerings though vending as well as online sales and direct to retail, under a new brand.

Results of Operations

For the Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

For the three months ended March 31, 2019, the Company’s revenue decreased by $238,060 or 83% to $49,773 compared to revenues of $287,833 during the three months ended March 31, 2018. The decrease in revenue was due to asset sale (see note 1). As of March 31, 2019, the Company no electronic kiosks in Southern California and Las Vegas, Nevada compared to 139 installed units at March 31, 2018.

Cost of Goods Sold (exclusive of depreciation shown separately below)

For the three months ended March 31, 2019, the Company’s cost of goods sold decreased by $43,311 or 40% to $64,399 compared to cost of goods sold of $107,710 during the three months ended March 31, 2018. The Company’s gross margin during the three months ended March 31, 2019 was (29)%, compared to 63% in 2018. The decrease in 2019 was because all inventory was liquidated during the quarter ended March 31, 2019 prior to the sale of the MiniMelts assets (see Note 1).

Selling Expenses

Selling expenses for the three months ended March 31, 2019 decreased by $598,554 or 91% to $61,474 compared to $660,027 during the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company expensed $38,333 compared to $589,129 in 2018 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $114,612, a decrease of $157,764 or 58%, compared to $272,376 for the three months ended March 31, 2018. The decrease in general and administrative expenses was mainly due to decrease in professional fees.

Depreciation Expenses

Depreciation expenses for the three months ended March 31, 2019 were $62,728, compared to $44,457 for the three months ended March 31, 2018.

Gain on settlement of liability

During the three months ended March 31, 2019, the Company recorded a gain on settlement of liability of $156,709. There was no gain on settlement of liability during the three months ended March 31, 2018.

Loss on Fair Value of Debt and Warrant Liabilities

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

During the three months ended March 31, 2019, the Company recognized a loss on the change in fair value of debt and warrant liabilities in the amount $324,929, as compared to $0 during the three months ended March 31, 2018.

Amortization and accretion of Debt Discount and Deferred Financing Costs

Amortization and accretion of debt discount and deferred financing costs for the three months ended March 31, 2019 were $134,292, compared to $29,324 for the three months ended March 31, 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $163,105, an increase of $76,062 or 87% from the three months ended March 31, 2018. The increase was due to higher levels of borrowings in 2019 and default on certain convertible notes.

Gain on sale of asset

During the three months ended March 31, 2019, the Company sold certain equipment and recorded $27,465 in loss on sale of assets. During the three months ended March 31, 2018, the Company had no such expense.

Net Loss

As a result of the foregoing, the net loss for the three months ended March 31, 2019 was $759,656 as compared to $913,104 incurred during the three months ended March 31, 2018.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported a net loss of $759,656 for the three months ended March 31, 2019 and has incurred accumulated losses totaling $13,061,648 through March 31, 2019. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. The Company intends to raise additional financing, potentially through the sale of debt or equity instruments, or a combination, to fund its operations for the next 12 months and allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

Operating Activities

During the three months ended March 31, 2019, we used $343,527 of cash in operating activities primarily as a result of our net loss of $759,656, offset by loss on change in fair value of debt and warrant liabilities of $338,063, loss on sale of asset of $27,465, share-based compensation of $41,003, $62,728 in depreciation expense, $134,292 in amortization and accretion of debt discount, loss on default of convertible notes of $42,625 , gain of settlement of debt $156,709 and net changes in operating assets and liabilities of $(73,338).

During the three months ended March 31, 2018, we used $187,076 of cash in operating activities primarily as a result of our net loss of $913,104, offset by share-based compensation of $15,714, $44,385 in depreciation expenses, $21,700 in amortization expenses, $29,324 in amortization of debt discount, and net changes in operating assets and liabilities of $614,905.

Investing Activities

During the three months ended March 31, 2019, investing activities provided $350,000 in cash in proceeds from sale of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2018, was $10,832, which consisted of the purchase of intangible assets.

Financing Activities

During the three months ended March 31, 2019, we used $55,587 in financing activities. Financing activities provided $270,000 in proceeds from promissory notes and $75,000 in proceeds from convertible notes. The Company used $374,828 in repayments of promissory notes and $25,759 in repayments of capital lease obligations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of March 31, 2019 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative liability, warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on March 31, 2019, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the warrant liabilities and contingent consideration include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants issued by the Company contain terms that result in the warrants being classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

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

Critical Accounting Policies, Judgments and Estimates

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2019:

•	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
•	Inability to apply GAAP consistently for routine transactions, and to unique transactions and contracts;
•	Inability to evaluate the adoption of new reporting standards; and
•	A lack of consistent management involvement during the financial statement preparation process.

To remediate our internal control weaknesses, management intends to implement the following measures, as finances allow:

•	Adding sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements;
•	Adhering to internal procedures for timely submission of supporting documents to outside consultants;
•	Developing and maintaining adequate written accounting policies and procedures, once we hire additional accounting personnel or outside consultants.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, the Company issued 3,271,000 shares of its common stock, including 2,871,096 shares of common stock with a fair value of $41,003 for services rendered, and 400,000 shares in conversion of $20,000 of convertible notes.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)
31.2	Certification Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRLTaxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXSCORE BRANDS, INC.

October 4, 2019	By:	/s/ Michael P. Flanagan
Michael P. Flanagan
Chief Executive Officer and President