Form 10-Q
period 2019-06-30
BOXSCORE BRANDS, INC.
filed 2019-11-21
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 36,018,512 as of November 21, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

FORM 10-Q

For the Three and Six Months Ended June 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
Assets	2019	2018
Current assets
Cash	$-	$63,078
Accounts receivable	-	25,652
Inventory (net)	-	59,135
Prepaid expenses and other assets	7,789	18,749
Total current assets	7,789	166,614
Noncurrent assets
Property and equipment (net)	303,210	762,031
Security deposits	1,913	12,261
Total assets	$312,912	$940,906

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$287,907	$691,819
Accrued expenses	337,110	239,436
Accrued interest	926,428	749,725
Other amounts due to related parties	23,500	267,870
Senior convertible notes, net of discount	443,804	443,804
Promissory notes payable	520,979	738,281
Convertible notes payable, net of discount	3,268,282	2,745,810
Current capital lease obligation	70,232	218,118
Total current liabilities	5,878,242	6,094,863

Noncurrent liabilities:
Convertible notes payable, net of discount	1,540,962	1,113,419
Capital lease obligation	116,311	152,668
Derivative liabilities	15,062	28,357
Warrant liabilities	13,703	129,355
Total noncurrent liabilities	1,686,038	1,423,799

Total Liabilities	7,564,280	7,518,662

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 36,017,755 and 32,176,659 shares issued and outstanding, respectively	36,018	32,177
Additional paid in capital	6,078,132	5,692,058
Accumulated deficit	(13,365,518)	(12,301,991)
Total stockholders’ deficit	(7,251,368)	(6,577,756)
Total liabilities and stockholders’ deficit	$312,912	$940,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue	$-	$457,956	$49,773	$745,789

Cost of goods sold (exclusive of depreciation shown separately below)	-	193,891	64,399	301,601

Gross Profit	-	264,065	(14,626)	444,188

Operating Expenses
Selling	41,473	490,402	102,947	1,150,429
General and administrative	419,284	331,268	533,896	603,644
Depreciation	18,628	52,084	81,356	96,541
Total operating expenses	479,385	873,754	718,199	1,850,614

Operating loss	(479,385)	(609,689)	(732,825)	(1,406,426)

Other Expenses (Income)
Gain on change in fair value of debt and warrant liabilities	(357,837)	-	(19,774)	-
Gain on settlement of liabilities	-	(2,674,419)	(156,709)	(2,674,419)
Gain (loss) on sale of assets	-	(23,984)	27,465	(23,984)
Amortization and accretion of debt discount and deferred financing costs	22,370	18,537	156,662	47,861
Interest expense	159,952	104,409	323,057	191,452
Total other expenses (income)	(175,515)	(2,575,457)	330,701	(2,459,090)

Income (loss) from operations before income taxes	(303,870)	1,965,768	(1,063,526)	1,052,664

Net (Loss) income	$(303,870)	$1,965,768	$(1,063,526)	$1,052,664

Net (loss) income per share – basic and diluted	$(0.01)	$0.07	$(0.03)	$0.04

Weighted average common shares – basic and diluted	35,854,898	30,215,105	35,101,941	29,172,961

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2017	27,614,992	$27,615	$5,303,434	$(11,618,211)	$(6,287,162)
Stock based compensation	-	-	18,462	-	18,462
Shares issued for services	825,000	825	17,963	-	18,788
Shares issued for warrant exercise	3,186,667	3,185	274,815	-	278,000
Net income	-	-	-	1,052,664	1,052,664
Balance as of June 30, 2018	31,626,659	$31,625	$5,614,674	$(10,565,547)	$(4,919,248)

Balance as of December 31, 2018	32,176,659	$32,177	$5,692,058	$(12,301,991)	$(6,577,757)
Shares issued for services	3,441,096	3,441	247,799	-	251,240
Shares issued for note conversion	400,000	400	19,600	-	20,000
Reclassification of warrant liability to equity related to adoption of ASU 2017-11	-	-	118,675	-	118,675
Net loss	-	-	-	(1,063,526)	(1,063,526)
Balance as of June 30, 2019	36,017,755	$36,018	$6,078,132	$(13,365,518)	$(7,251,368)

Balance as of March 31, 2018	28,697,135	$28,697	$5,343,065	$(12,531,316)	$(7,159,553)
Stock based compensation	-	-	9,231	-	9,231
Shares issued for services	100,000	100	12,206	-	12,306
Shares issued for warrant exercise	2,829,524	2,829	250,172	-	253,001
Net income	-	-	-	1,965,768	1,965,768
Balance as of June 30, 2018	31,626,659	$31,626	$5,614,674	$(10,565,548)	$(4,919,248)

Balance as of March 31, 2019	35,447,755	$35,448	$5,868,465	$(13,061,648)	$(7,157,735)
Shares issued for services	570,000	570	209,667	-	210,237
Net loss	-	-	-	(303,870)	(303,870)
Balance as of June 30, 2019	36,017,755	$36,018	$6,078,132	$(13,365,518)	$(7,251,368)

The accompanying notes are an integral part of the condensed consolidated financial statements

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash Flows from Operating Activities
Net (loss) income	$(1,063,526)	$1,052,664
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	251,240	37,252
Depreciation	81,356	96,541
Amortization of intangible assets	-	43,400
Amortization and accretion of debt discount and deferred financing costs	156,662	47,861
Gain on settlement of liabilities	(156,709)	(2,674,419)
Gain on default of convertible notes	42,625	-
Gain on change in fair value of debt and warrant liabilities	(19,774)	-
(Gain) loss on sale of asset	27,465	(23,984)
Changes in operating assets and liabilities:
Accounts receivable	25,651	(95,049)
Inventory	59,135	(236,717)
Prepaid expenses and other assets	21,308	(10,073)
Accounts payable and accrued expenses	(78,618)	88,657
Accrued interest	176,703	153,489
NHL and MLB sponsorship liability	-	768,215
Amount due to officers	(63,370)	163,304
Net cash used in operating activities	(539,852)	(588,859)

Cash Flows from Investing Activities:
Purchases of fixed assets	-	(34,932)
Proceeds from sale of property and equipment	350,000	23,984
Purchases of intangible assets	-	(22,888)
Net cash provided by (used in) investing activities	350,000	(33,836)

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	278,000
Proceeds from promissory notes	270,000	196,778
Proceeds from convertible notes	347,705	415,000
Repayments of capital lease obligations	(184,243)	(16,907)
Repayments of promissory notes	(293,488)	(156,210)
Repayments of convertible notes	(13,200)	-
Net cash provided by financing activities	126,774	716,661

Net increase (decrease) in cash	(63,078)	93,966

Cash, beginning of period	63,078	87,667

Cash, end of period	$-	$181,633

Supplemental disclosures:
Interest paid	$-	$41,000

Supplemental disclosures of non-cash items:
Accounts payable exchanged for convertible note	$178,572	$-
Note payable converted to equity	$20,000	$-
Liabilities converted into convertible notes	$321,824
Assets acquired through capital lease	$-	$228,893
Debt discount related to warrant liability and beneficial conversion feature	$-	$23,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

BOXSCORE BRANDS, INC.

(Formerly U-Vend Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

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

Asset Sale

On March 18, 2019, the Company approved of an asset sale of the assets related to the legacy MiniMelts brand for $350,000 in cash, which was approved by a majority of stockholders. These MiniMelts assets generated 100% of the revenue reported during the six months ended June 30, 2019. During the year ended December 31, 2018, MiniMelts sales accounted for approximately $1,100,000, or 85%, of the revenue reported during that period. Part of the proceeds from the sale was used to retire certain lease obligations as well as for general operating purposes.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and nonmisleading presentation of the financial statements have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on July 11, 2019.

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

Inventory

Inventory is stated at the lower of cost or net realizable value and cost is determined by the average cost method. Inventory is made up of finished goods ice cream. The Company records an inventory reserves for spoilage and product losses. The reserve for spoilage and product losses was $5,500 as of December 31, 2018. All inventory was liquidated during the six months ended June 30, 2019 prior to the sale of the MiniMelts assets (see Note1).

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

As of June 30, 2019 and December 31, 2018, respectively, there were approximately 169.4 million and 153.7 million shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Preferred Stock Authorized

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of June 30, 2019, and December 31, 2018, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Carrying	Fair Value Measurement at
	Value	June 30, 2019
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	28,765	—	—	28,765

	Carrying	Fair Value Measurement at
	Value	December 31, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	157,712	—	—	157,712

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

Gain on Liabilities Settlement

During the six months ended June 30, 2019 creditors forgave aggregate amount of $156,709, of which approximately $64,000 were associated accrued expenses, $45,000 related to conversion of approximately $105,000 of accounts payable to a $60,000 convertible note, and $47,000 was connected to forgiveness of accounts payable.

Other amounts due to related parties

Amounts due from related parties represent past amounts owed for compensation and operating expenses paid by the related party on behalf of the Company. During the six months ended June 30, 2019, the Company reclassified approximately $185,000 from due to related parties to accrued expenses, as a result of the individual no longer being an officer of the Company during 2019, and paid net $63,370 to related parties.

Revenue Recognition

Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenue, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

Vendor Concentration

The Company procured all its MiniMelts inventory of finished goods ice cream which were dispensed through the vending kiosks from one vendor during the six months ended June 30, 2019 and 2018. The Company ended the relationship with the vendor as of March 31, 2019 with the sale of the MiniMelts assets (see Note 1).

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018 and the expanded disclosures for the stockholders’ equity section is included in the Form 10-Q for the six months ended June 30, 2019.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported a net loss of $1,063,526 for the six months ended June 30, 2019 and has incurred accumulated losses totaling $13,365,518 through June 30, 2019. The Company had working capital deficit of $5,870,453 as of June 30, 2019. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. The Company hopes to raise additional financing, potentially through the sale of debt or equity instruments, or a combination, to fund its operations for the next 12 months and allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements, which has not been alleviated.

Note 4 – Property and Equipment

Property and equipment consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Freezers and other equipment	$373,578	$1,460,255
Delivery vans	-	32,727
Less: accumulated depreciation	(70,368)	(730,951)
Total	$303,210	$762,031

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

Depreciation expense amounted to $81,356 and $96,541, respectively for the six months ended June 30, 2019 and 2018.

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

At June 30, 2019 and December 31, 2018, the Cobrador notes had a carrying value of $443,804.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at June 30, 2019 and December 31, 2018 was $6,235.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, we had note balance of $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the six months ended June 30, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the six months ended June 30, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount which left a carrying value of $25,784 as of June 30, 2019

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of June 30, 2019, and December 31, 2018, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador, a related party. The notes accrue interest at 7% and have a two-year term. As of June 30, 2019, and December 31, 2018, the balance outstanding on these notes was $28,000.

On July 18, 2018, the Company issued a promissory note in the principal amount of $187,500 with net proceeds of $147,000. The Company agreed to pay $1,143 per business day for 164 days. The Company recorded $40,500 to debt discount. During 2018, the Company repaid $128,050 in principal and amortized $40,500 of debt discount resulting in an unamortized debt discount of $0 and carrying value of $59,450 at December 31, 2018. During the six months ended June 30, 2019, this note was paid off.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. The Company borrowed an additional $25,000 and repaid $60,000 during 2018, and the balance outstanding on this note at June 30, 2019 and December 31, 2018, was $80,000.

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkins Industries, LLC (“Perkins”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes. Maturities of these notes were extended to December 31, 2019. During the six months ended June 30, 2019, $39,266 was paid down on the notes. On April 1, 2019, total principal and accrued interest in the amount of $321,824 were restructured into two converted notes below. The carrying value as of June 30, 2019 and December 31, 2018 was $0 and $287,750, respectively.

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

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the years ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the six months ended June 30, 2019, the Company repaid $45,134 in principal and amortized $7,166 of debt discount resulting in an unamortized debt discount of $3,123 and carrying value of $65,959 at June 30, 2019.

On December 12, 2018, the Company issued a promissory note in the principal amount of $112,425 with net proceeds of $64,500. The Company agreed to pay $937 per business day for 120 days. The Company recorded $47,925 to debt discount. During the years ended December 31, 2018, the Company repaid $9,370 in principal and amortized $3,744 of debt discount resulting in an unamortized debt discount of $44,181 and carrying value of $58,874 at December 31, 2018. During the six months ended June 30, 2019, the Company repaid $103,055 in principal and fully amortized $44,181 of remaining debt discount resulting in carrying value of $0 at June 30, 2019.

On March 5, 2019, the company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of June 30, 2019, the outstanding balance was $100,000.

During the six months ended June 30, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 8, 2019. As of June 30, 2019, the outstanding balance was $135,000.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of June 30, 2019, and December 31, 2018, outstanding balances of these notes were $121,000.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company and Cobrador extended the due date to December 31, 2018 on notes totaling $25,000, and the Company agreed to a revised conversion price of $.05 per share and a revised warrant exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended December 31, 2017. As of June 30, 2019, and December 31, 2018, outstanding balances of these notes were $45,000.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of June 30, 2019, and December 31, 2018, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

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

As of June 30, 2019 and December 31, 2018, the 2016 SPA had a carrying value of $761,597 and $761,597, respectively.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes, related party, have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the six months ended June 30, 2019, $20,000 was converted into 400,000 shares. As of June 30, 2019, and December 31, 2018, the Cobrador 2016 Notes had a carrying value of $95,000 and $115,000, respectively.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of June 30, 2019, and December 31, 2018, the carrying value of the note was $250,000 and $250,000.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the six months ended June 30, 2019, the Company amortized $9,748 of debt discount resulting in unamortized debt discount of $3,927 and carrying value of $920,355 at June 30, 2019.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the six months ended June 30, 2019, the Company amortized $8,346 of debt discount resulting in an unamortized debt discount of $12,235 and carrying value of $525,265 at June 30, 2019.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1 year term, and bears interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the six months ended June 30, 2019, the Company repaid $13,200 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $347,550 at June 30, 2019.

Other 2018 Financings

On January 26, 2018, the Company entered into a convertible note agreement in the amount of $78,750, with original discount of $3,750, bearing an annual interest rate of 8%. The note is convertible into common stock at a conversion price of $0.07 per share. The Company repaid $78,750 to repay the note in full in August 2018.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matures on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of June 30, 2019. During the six months ended June 30, 2019, the Company amortized $23,384 of debt discount resulting in unamortized debt discount of $0 and carrying value of $127,875 at June 30, 2019.

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

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance were of $331,824 at June 30, 2019.

On April 15, 2019, The Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The Note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $108,572 at June 30, 2019.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. As of June 30, 2019, $212,705 was drawn under the agreement. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion.

On June 4, 2019, the Company entered into a convertible note in the amount of $60,000. The Note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $60,000 at June 30, 2019.

Scheduled maturities of debt remaining as of June 30, 2019 for each respective fiscal year end are as follows:

2019	$3,806,209
2020	1,119,000
2021	868,101
5,793,310
Less: unamortized debt discount	(19,283)
$5,774,027

The following table reconciles, for the period ended June 30, 2019, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2018	$28,357
Additions related to embedded conversion features of convertible debt issued	9,502
Derivative liabilities reduction due to notes default	(112,408)
Change in fair value of conversion features	89,611
Balance of embedded derivatives at June 30, 2019	$15,062

Note 6 – Capital Lease Obligations

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

The following schedule provides minimum future rental payments required as of June 30, 2019, under the current portion of capital leases.

2019	$46,733
2020	93,467
2021	49,788
2022	30,584
2023	10,252
Total minimum lease payments	230,824
Guaranteed residual value	-
230,824
Less: Amount represented interest	(44,281)
Present value of minimum lease payments and guaranteed residual value	$186,543

Note 7 – Capital Stock

The Company has authorized 600,000,000 shares of common stock.

During the six months ended June 30, 2019, the Company issued 3,841,096 shares of its common stock, including 3,441,096 shares of common stock with a fair value of $101,794 for services rendered, and 400,000 shares in conversion of $20,000 of convertible notes.

During the six months ended June 30, 2018, the Company issued 4,011,667 shares of its common stock, including 825,000 shares for services valued at $18,778, and 3,186,667 shares of common stock for $278,000 upon exercise of warrants.

Note 8 – Stock Options and Warrants

Warrants

At June 30, 2019 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2013 Series A warrants-Senior Convertible Notes	3,000,000	$0.05	December 2019
2013 Series B warrants-Senior Convertible Notes	7,200,000	$0.06	December 2019
2014 Series A warrants -Senior Convertible Notes	6,000,000	$0.05	December 2019
2014 Series B warrants -Senior Convertible Notes	4,680,000	$0.06	April - December 2019
2014 Warrants for services	656,364	$0.22	August - December 2019
2014 Warrants for services	96,000	$0.06	April-November 2019
2014 Warrants- 2014 SPA convertible debt	208,334	$0.22	August 1, 2019
2014 Warrants - 2014 SPA convertible debt	35,000	$0.05	October - November 2019
2015 Warrants - 2014 SPA convertible debt	116,668	$0.22	January - March 2020
2015 Warrants - 2015 SPA convertible debt	735,002	$0.22	April - November 2020
2015 Warrants for services	127,067	$0.22	April - November 2020
2015 Warrants issued in exchange for equipment	318,182	$0.22	January 2020
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - lease extension	350,000	$0.05	August 2019
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2019
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November -December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2018 financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants – 2019 financing	500,000	$0.07	March 2024
2019 Warrants for services	3,500,000	$0.07	March 2024
Total	63,502,102

A summary of all warrants activity for the six months ended June 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	62,566,102	$0.06	2.52
Granted	4,000,000	0.07	4.74
Exercised	-	-	-
Cancelled	-	-	-
Expired	(3,064,000)	0.05	-
Balance outstanding at June 30, 2019	63,502,102	$0.07	2.30
Exercisable at June 30, 2019	63,502,102	$0.07	2.30

Stock-based compensation related to vested warrants totaled $162,959 and $0 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was no unrecognized compensation cost related to unvested warrants.

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and the year ended December 31, 2018.

	June 30, 2019	December 31, 2018
Balance of embedded derivative at the beginning of the period	$129,355	$121,860
Fair value of warrants issued and recorded as liabilities	-	33,384
Reclassification of warrant lability to equity related to adoption of ASU 2017-11	(118,675)	-
Loss (gain) on fair value adjustment	3,023	(25,889)
Balance of embedded derivatives at the end of the period	$13,703	$129,355

The fair value of warrants outstanding at June 30, 2019 and December 31, 2018 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Black Scholes method using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be minimal.

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

A summary of all stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	3,155,100	$0.25	1.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	(2,652,600)	0.20	-
Balance outstanding at June 30, 2019	502,500	$0.50	1.0
Exercisable at June 30, 2019	502,500	$0.50	1.0

Stock-based compensation related to vested options totaled $128 for the six months ended June 30, 2019 and 2018. At June 30, 2019, there was no unrecognized compensation cost related to unvested options.

Note 9 – Commitments and Contingencies

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

Major League Baseball Properties, Inc. License Agreement

In March 2016, the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $0 and $222,000 during the six months ended June 30, 2019 and 2018, respectively, and has accrued $76,667 at June 30, 2019, and $0 as of December 31, 2018, and charged to operations $76,667 and $50,000 of guaranteed payments related to the six months ended June 30, 2019 and 2018, respectively.

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

Results of Operations

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue

For the three months ended June 30, 2019, the Company had no revenue, compared to revenues of $457,956 during the three months ended June 30, 2018. The decrease in revenue was due to an asset sale (see note 1). As of June 30, 2019, the Company had no electronic kiosks in Southern California and Las Vegas, Nevada compared to 139 installed units at June 30, 2018.

Cost of Goods Sold (exclusive of depreciation shown separately below)

For the three months ended June 30, 2019, the Company had no cost of goods sold, compared to cost of goods sold of $193,891 during the three months ended June 30, 2018. The Company’s gross margin during the three months ended June 30, 2018 was 58%. The decrease in 2019 was because all inventory was liquidated during the quarter ended March 31, 2019 prior to the sale of the MiniMelts assets (see Note 1).

Selling Expenses

Selling expenses for the three months ended June 30, 2019 decreased by $448,929 or 91% to $41,473 compared to $490,402 during the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company expensed $38,333 compared to $400,085 in 2018 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $419,284, an increase of $88,016 or 27%, compared to $331,268 for the three months ended June 30, 2018. The increase in general and administrative expenses was mainly due to increase in professional fees.

Depreciation Expenses

Depreciation expenses for the three months ended June 30, 2019 were $18,628, compared to $52,084 for the three months ended June 30, 2018.

Gain on settlement of liabilities

During the three months ended June 30, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 11). As a result, the company recorded a gain on settlement of liability of $2,674,419. There was no such gain during the three months ended June 30, 2019.

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

During the three months ended June 30, 2019, the Company recognized a loss on the change in fair value of debt and warrant liabilities in the amount $357,837, as compared to $0 during the three months ended June 30, 2018.

Amortization and accretion of Debt Discount and Deferred Financing Costs

Amortization and accretion of debt discount and deferred financing costs for the three months ended June 30, 2019 were $22,370, compared to $18,537 for the three months ended June 30, 2018.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $159,952, an increase of $55,543 or 53% from the three months ended June 30, 2018. The increase was due to higher levels of borrowings in 2019 and default on certain convertible notes.

Gain on sale of asset

During the three months ended June 30, 2018, the Company recorded $23,984 in gain on sale of assets. There was no such gain during the three months ended June 30, 2019.

Net Loss

As a result of the foregoing, the net loss for the three months ended June 30, 2019 was $303,870 as compared to net income of $1,965,768 incurred during the three months ended June 30, 2018.

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue

For the six months ended June 30, 2019, the Company’s revenue decreased by $696,016 or 93% to $49,773 compared to revenues of $745,789 during the six months ended June 30, 2018. The decrease in revenue was due to asset sale (see note 1). As of June 30, 2019, the Company no electronic kiosks in Southern California and Las Vegas, Nevada compared to 139 installed units at June 30, 2018.

Cost of Goods Sold (exclusive of depreciation shown separately below)

For the six months ended June 30, 2019, the Company’s cost of goods sold decreased by $237,202 or 79% to $64,399 compared to cost of goods sold of $301,601 during the six months ended June 30, 2018. The Company’s gross margin during the six months ended June 30, 2019 was (29)%, compared to 60% in 2018. The decrease in 2019 was because all inventory was liquidated during the quarter ended March 31, 2019 prior to the sale of the MiniMelts assets (see Note 1).

Selling Expenses

Selling expenses for the six months ended June 30, 2019 decreased by $1,047,482 or 91% to $102,947 compared to $1,150,429 during the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company expensed $76,667 compared to $990,214 in 2018 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $533,896, a decrease of $69,748 or 12%, compared to $603,644 for the six months ended June 30, 2018. The decrease in general and administrative expenses was mainly due to decrease in professional fees.

Depreciation Expenses

Depreciation expenses for the six months ended June 30, 2019 were $81,356, compared to $96,541 for the six months ended June 30, 2018.

Gain on settlement of liabilities

During the six months ended June 30, 2019, the Company recorded a gain on settlement of liabilities of $156,709. During the six months ended June 30, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 11). As a result, the company recorded a gain on settlement of liability of $2,674,419.

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

During the six months ended June 30, 2019, the Company recognized a loss on the change in fair value of debt and warrant liabilities in the amount $19,774, as compared to $0 during the six months ended June 30, 2018.

Amortization and accretion of Debt Discount and Deferred Financing Costs

Amortization and accretion of debt discount and deferred financing costs for the six months ended June 30, 2019 were $156,662, compared to $47,861 for the six months ended June 30, 2018.

Interest Expense

Interest expense for the six months ended June 30, 2019 was $323,057, an increase of $131,605 or 69% from the six months ended June 30, 2018. The increase was due to higher levels of borrowings in 2019 and default on certain convertible notes.

Gain on sale of asset

During the six months ended June 30, 2019, the Company sold certain equipment and recorded $27,465 in loss on sale of assets. During the six months ended June 30, 2018, the Company recorded $23,984 in gain on sale of assets.

Net Loss

As a result of the foregoing, the net loss for the six months ended June 30, 2019 was $1,063,526 as compared to net income of $1,052,664 incurred during the six months ended June 30, 2018.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported a net loss of $1,063,526 for the six months ended June 30, 2019 and has incurred accumulated losses totaling $13,365,518 through June 30, 2019. The Company had working capital deficit of $5,870,453 as of June 30, 2019. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. The Company hopes to raise additional financing, potentially through the sale of debt or equity instruments, or a combination, to fund its operations for the next 12 months and allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

Operating Activities

During the six months ended June 30, 2019, we used $539,852 of cash in operating activities primarily as a result of our net loss of $1,063,526, offset by loss on change in fair value of debt and warrant liabilities of $19,774, loss on sale of asset of $27,465, share-based compensation of $251,240, $81,356 in depreciation expense, $156,662 in amortization and accretion of debt discount, loss on default of convertible notes of $42,625, gain of settlement of debt $156,709 and net changes in operating assets and liabilities of $140,809.

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

Investing Activities

During the six months ended June 30, 2019, investing activities provided $350,000 in cash in proceeds from sale of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2018, was $33,836, which consisted of the purchase of fixed assets of $27,855 and intangible assets of $22,888 and proceeds from sale of property and equipment of $23,984.

Financing Activities

During the six months ended June 30, 2019, financing activities provided $126,774. Financing activities provided $270,000 in proceeds from promissory notes and $347,705 in proceeds from convertible notes. The Company used $293,488 in repayments of promissory notes, $13,200 in repayment of convertible notes, and $184,243 in repayments of capital lease obligations.

During the six months ended June 30, 2018, financing activities provided $716,661. Financing activities provided $278,000 in proceeds from warrant exercise, $196,778 in proceeds from promissory notes, $16,907 in repayments of capital lease obligations and $415,000 in proceeds from convertible notes. The Company used $156,210 in repayments of notes payable.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of June 30, 2019 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, derivative liability, warrant liabilities, promissory notes payable, capital lease obligations, convertible notes payables, and senior convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments, except for warrant liabilities, convertible notes payable and senior convertible notes payable, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The convertible notes payable are recorded at face amount, net of any unamortized discounts based on the underlying shares the notes can be converted into. The fair value was estimated using the trading price on June 30, 2019, since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. The determination of the fair value of the warrant liabilities and contingent consideration include unobservable inputs and is therefore categorized as a Level 3 measurement.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2019:

●	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

●	Inability to apply GAAP consistently for routine transactions, and to unique transactions and contracts;

●	Inability to evaluate the adoption of new reporting standards; and

●	A lack of consistent management involvement during the financial statement preparation process.

To remediate our internal control weaknesses, management intends to implement the following measures, as finances allow:

●	Adding sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements;

●	Adhering to internal procedures for timely submission of supporting documents to outside consultants;

●	Developing and maintaining adequate written accounting policies and procedures, once we hire additional accounting personnel or outside consultants.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, the Company issued 3,841,096 shares of its common stock, including 3,441,096 shares of common stock with a fair value of $251,240 for services rendered, and 400,000 shares in conversion of $20,000 of convertible notes.

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

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On October 4, 2019, Tyler Humphrey resigned as Company’s Chief Financial Officer, and was not replaced in the role.

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

BOXSCORE BRANDS, INC.

November 21, 2019	By:	/s/ Michael P. Flanagan
Michael P. Flanagan
Chief Executive Officer and President