Form 10-K
period 2019-12-31
BOXSCORE BRANDS, INC.
filed 2021-05-12
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-165972

BOXSCORE BRANDS, INC.
(Formerly U-Vend Inc.)
(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1759 Clear River Falls Lane, Henderson, NV	89012
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $759,960 based upon the price of the registrant’s common stock on June 30, 2019.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 37,717,755 shares as of May 10, 2021.

Documents Incorporated by Reference: None

BOXSCORE BRANDS, INC.
Table of Contents

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

ITEM 1 - BUSINESS

Overview

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) most recently has developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company had placed its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company is exploring opportunities to best utilize the equipment remaining after a sale of assets noted below.

Due to the recent closures and lockdowns, the Company has worked with its creditors to return the underutilized equipment and save the Company substantial costs in current and future expenditures. This is allowing the Company to focus on continuing their long lasting relationships with their partners and also to free up capital to explore new business opportunities and ventures.

On February 26, 2018, the Company filed a Certificate of Amendment of the Certificate of Incorporation. The Certificate of Amendment changed its name to BoxScore Brands, Inc. from U-Vend Inc., to better reflect the nature of the Company’s then current business operations, which has expanded to include relationships with major sports organizations dispensing ice cream products through vending machines.

Asset Sale

On March 18, 2019, the Company approved an asset sale of the assets related to the legacy MiniMelts brand for $350,000 in cash, which was approved by a majority of its shareholders. These MiniMelts assets generated 100% of the revenue reported during the year ended December 31, 2019. During the year ended December 31, 2018, MiniMelts sales accounted for approximately $1,100,000, or 85%, of the revenue reported during that period. Part of the proceeds from the sale was used to retire certain lease obligations as well as for general operating purposes.

The Company is evaluating opportunities and expects to leverage its remaining vending assets to pursue new revenue streams and test concepts for new offerings at retail. Also, the Board of Directors had agreed to begin to explore the development of certain products in the cannabis industry with a focus on non-THC Cannabinoids in frozen desserts as well as other complementary CBD product offerings though vending as well as online sales and direct to retail, under a new brand. Current market conditions and a global pandemic has negatively affected management’s original go-to-market strategy and has forced the company to reevaluate all market opportunities.

Distribution

The Company distributed novelty ice cream products, MLB Ice Cream and Nightfood frozen desserts, through a network of automated retail vending kiosks and reach in freezers. On April 25, 2019 the Company signed a distribution agreement with Pellequr, LLC for the distribution and marketing of CBD salves, tinctures, bath products and vape pens.

Our main distribution partner for our CBD products, Neiman Marcus, filed for bankruptcy and no longer carries our products.

Other Operational Matters

The Company’s marketing activities are conducted through sales representatives. Raw materials used in the Company’s operations are widely available but are purchased from a limited number of sources to obtain favorable prices and terms. Refocusing our resources will allow the Company to broaden our relationships and operate in a more cost-effective fashion.

Employees

As of May 10, 2021, the Company had one full-time employee. None of its employees or consultants are covered by a collective bargaining agreement.

Websites

The Company maintains one active website, www.boxscore.com, which serves as its corporate website and contains information about the Company and its business.

Corporate Information and Incorporation

BoxScore Brands, Inc. was incorporated in March 2007 as a Delaware corporation and we refer to the company as “we”, “us”, the “Company”, “BoxScore Brands” or “BoxScore” in this annual report. In February 2018, we filed an amendment to our certificate of incorporation to change our corporate name from U-Vend Inc. to BoxScore Brands, Inc. to better reflect the nature of our current business operations. We are headquartered in Las Vegas, NV. Our corporate office was located at 3675 1759 Clear River Ln, Henderson, NV 89012 and our telephone number is (855) 558-8363. Our corporate website address is www.boxscore.com. Information contained on our websites is not a part of this annual report.

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

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Andrew Boutsikakis, our President and Chief Executive Officer. Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and marketing personnel in a highly competitive employment market. As we develop and acquire new products and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, technical and sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

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

A disruption within our supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased costs or damage to our reputation. Such disruptions may result from damage or destruction to our warehouse facility; weather-related events; natural disasters; third-party strikes, lock-outs, work stoppages or slowdowns; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition. We procured all our merchandise of inventory of finished goods ice cream from one vendor during the years ended December 31, 2019 and 2018.

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

As of May 10, 2021, our Board of Directors and our executive officers beneficially owned approximately 11% of our common stock. Accordingly, these stockholders, if they act together, will have considerable influence over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval. As of May 10, 2021, there were 37,717,755 shares of our common stock outstanding. Further, as of May 10, 2021, there were convertible notes outstanding that can be converted into approximately 88 million shares of our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company’s mailing address is 1759 Clear River Falls Lane Henderson , NV 89012. It has no physical office at this time.

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

The last reported sales price of BoxScore’s common stock on the OTC Pink on May 10, 2021 was $0.01.

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 600,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. As of May 10, 2021, the Company had 37,717,755 shares of common stock, and no shares of preferred stock, issued and outstanding.

Stockholders

As of May 10, 2021, the Company had approximately 980 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during the years ended December 31, 2019 and 2018. BoxScore has never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

The Company’s stock transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. BoxScore acts as its own warrant agent for its outstanding warrants.

Recent Issuances of Unregistered Securities

None.

Shares Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2019 and 2018.

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

The following table sets forth information as of December 31, 2019 regarding equity compensation plans under which the equity securities are authorized for issuance.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements”. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

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

In 2017, the Company modified its agreement with Major League Baseball Properties to extend through calendar year 2019. Additionally, the Company has a revenue sharing agreement with MLB on screen advertising at Point-of- sale. The Company received an initial purchase order for pallets of MLB ice cream in May 2018 and shipped this product in June. The Company planned to sell pallets of MLB ice cream to large national wholesale distributors as well as through reach-in MLB branded freezers which include a digital advertising screen.

On March 18, 2019, the Company approved of an asset sale of the assets related to the legacy MiniMelts brand for $350,000 in cash, which was approved by a majority of stockholders. Part of the proceeds from the sale was used to retire certain lease obligations as well as for general operating purposes. The Company will continue to explore opportunities in the frozen business, seeking to leverage its vending assets to pursue new revenue streams and test concepts for new offerings at retail, including health and wellness. The Board of Directors had agreed to begin to explore the development of certain products in the cannabis industry with a focus on non-THC Cannabinoids in frozen desserts as well as other complimentary CBD product offerings though vending as well as online sales and direct to retail, under a new brand. Due to the global pandemic and the closure and reduction of heavily trafficked business, management is reevaluating all business partnerships and opportunities.

Results of Operations

For the Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

For the year ended December 31, 2019, the Company’s revenue decreased by $1,203,518 or 94% to $80,233 compared to revenues of $1,283,751 during the year ended December 31, 2018. The decrease in revenue was due to asset sale (see note 1).  As of December 31, 2018, the Company had an installed base of 118 electronic kiosks in Southern California and Las Vegas, Nevada.

Cost of Goods Sold (exclusive of depreciation shown separately below)

For the year ended December 31, 2019, the Company’s cost of goods sold decreased by $687,375 or 89% to $88,965 compared to cost of goods sold of $776,340 during the year ended December 31, 2018. The Company’s gross margin during the year ended December 31, 2019 was (11)%, compared to 40% in 2018. The decrease in 2019 was because all inventory was liquidated during the quarter ended March 31, 2019 prior to the sale of the MiniMelts assets (see Note 1).

Selling Expenses

Selling expenses for year ended December 31, 2019 decreased by $1,324,259 or 90% to $143,323 compared to $1,467,582 during the year ended December 31, 2018. During the year ended December 31, 2019, the Company expensed $115,000 compared to $1,040,863 in 2018 for sponsorship and media commitment fees in connection with the NHL Corporate Marketing Agreement and Major League Baseball Properties, Inc.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were $821,122, a decrease of $704,120 or 46%, compared to $1,525,242 for the year ended December 31, 2018. The decrease in general and administrative expenses was mainly due to decrease in professional fees.

Gain on settlement of liability

During the year ended December 31, 2019, the Company recorded a gain on settlement of liabilities of $156,709. During the year ended December 31, 2018, the Company and NHL agreed to terminate the NHL Agreement (see note 11). As a result, the Company recorded a gain on settlement of liability of $2,674,419. There was no gain on settlement of liability during the year ended December 31, 2018.

Loss on asset impairment

During the year ended December 31, 2020, the Company recorded asset impairment charges of $192,705.

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

During the year ended December 31, 2019, the Company recognized a gain on the change in fair value of debt and warrant liabilities in the amount $34,986, as compared to $62,097 during the year ended December 31, 2018.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the year ended December 31, 2019 were $171,513, compared to $86,295for the year ended December 31, 2018.

Interest Expense

Interest expense for the year ended December 31, 2019 was $622,797, as compared to $661,332 during the year ended December 31, 2018.

Gain on sale of asset

During the year ended December 31, 2019, the Company sold certain equipment and recorded $27,465 in loss on sale of assets. During the year ended December 31, 2018, the Company recorded $23,984 in gain on sale of assets.

Net Loss

As a result of the foregoing, the net loss for the year ended December 31, 2019 was $1,896,150 as compared to $683,780 incurred during the year ended December 31, 2018.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $1,896,150 during the year ended December 31, 2019, has accumulated losses totaling $14,198,142, and has a working capital deficit of $6,876,803 at December 31, 2019. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the year ended December 31, 2019, the Company used $751,367 of cash in operating activities primarily as a result of the Company’s net loss of $1,896,150, offset by gain on change in fair value of debt and warrant liabilities of $34,986, loss on sale of asset of $27,465, loss on asset impairment of $192,705, share-based compensation of $285,379, $100,188 in depreciation expense, $171,513 in amortization and accretion of debt discount, loss on default of convertible notes of $42,625, gain of settlement of debt $156,709 and net changes in operating assets and liabilities of $516,333.

Investing Activities

During the year ended December 31, 2019, investing activities provided $350,000 in cash in proceeds from sale of property and equipment. The Company does not anticipate any investing purchasing activities in the near future.

Financing Activities

During the year ended December 31, 2019, financing activities provided $338,559. Financing activities provided $270,000 in proceeds from promissory notes and $619,303 in proceeds from convertible notes. The Company used $296,508 in repayments of promissory notes, $64,300 in repayment of convertible notes, and $189,936 in repayments of capital lease obligations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2019 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

BoxScore Brands, Inc. (Formerly U-Vend, Inc. and Subsidiaries)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BoxScore Brands, Inc. (the Company) (Formerly U-Vend Inc, Inc. and Subsidiaries) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s has suffered recurring losses from operations since inception and, as of December 31, 2019, has negative working capital and a stockholders’ deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Buffalo, New York

May 12, 2021

BOXSCORE BRANDS, INC.
(Formerly U-Vend Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2019	2018
Current assets
Cash	$-	$63,078
Accounts receivable	1,530	25,652
Inventory (net)	-	59,135
Prepaid expenses and other assets	7,789	18,749
Total current assets	9,319	166,614
Noncurrent assets
Property and equipment (net)	91,673	762,031
Security deposits	-	12,261
Total assets	$100,992	$940,906

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$278,188	$691,819
Accrued expenses	399,551	239,436
Accrued interest	1,205,325	749,725
Other amounts due to related parties	67,022	267,870
Senior convertible notes, net of discount	443,804	443,804
Promissory notes payable	520,537	738,281
Convertible notes payable, net of discount	3,867,316	2,745,810
Current capital lease obligation	104,379	218,118
Total current liabilities	6,886,122	6,094,863

Noncurrent liabilities:
Convertible notes payable, net of discount	1,089,699	1,113,419
Capital lease obligation	76,471	152,668
Derivative liabilities	13,553	28,357
Warrant liabilities	-	129,355
Total noncurrent liabilities	1,179,723	1,423,799

Total Liabilities	8,065,845	7,518,662

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 37,717,755 and 32,176,659 shares issued and outstanding, respectively	37,716	32,177
Additional paid in capital	6,195,573	5,692,058
Accumulated deficit	(14,198,142)	(12,301,991)
Total stockholders’ deficit	(7,964,853)	(6,577,756)
Total liabilities and stockholders’ deficit	$100,992	$940,906

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.
(Formerly U-Vend Inc.)

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Revenue	$80,233	$1,283,751

Cost of goods sold (exclusive of depreciation shown separately below)	88,965	776,340

Gross Profit	(8,732)	507,411

Operating Expenses
Selling	143,323	1,467,582
General and administrative	821,122	1,525,242
Depreciation	100,188	211,240
Loss on asset impairment	192,705	-
Total operating expenses	1,257,338	3,204,064

Operating loss	(1,266,070)	(2,696,653)

Other Expenses (Income)
Gain on change in fair value of debt and warrant liabilities	(34,986)	(62,097)
Gain on settlement of liabilities	(156,709)	(2,674,419)
Loss( gain) on sale of assets	27,465	(23,984)
Amortization and accretion of debt discount and deferred financing costs	171,513	86,295
Interest expense	622,797	661,332
Total other expenses (income)	630,080	(2,012,873)

Loss from operations before income taxes	(1,896,150)	(683,780)

Provision for income taxes	-	-

Net Loss	$(1,896,150)	$(683,780)

Net loss per share – basic and diluted	$(0.05)	$(0.02)

Weighted average common shares – basic and diluted	36,369,365	30,564,688

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.
(Formerly U-Vend Inc.)

Consolidated Statements of changes in Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2017	27,614,992	27,615	5,303,434	(11,618,211)	(6,287,162)
Stock based compensation	-	-	61,639	-	61,639
Shares issued for services	1,375,000	1,375	52,172	-	53,547
Shares issued for warrant exercise	3,186,667	3,187	274,813	-	278,000
Net loss	-	-	-	(683,780)	(683,780)
Balance as of December 31, 2018	32,176,659	$32,177	$5,692,058	$(12,301,991)	$(6,577,755)

Balance as of December 31, 2018	32,176,659	32,177	5,692,058	(12,301,992)	(6,577,757)
Shares issued for services	3,441,096	3,439	281,940	-	285,379
Shares issued for note conversion	2,100,000	2,100	102,900	-	105,000
Reclassification of warrant liability to equity related to adoption of ASU 2017-11	-	-	118,675	-	118,675
Net loss	-	-	-	(1,896,150)	(1,896,150)
Balance as of December 31, 2019	37,717,755	$37,716	$6,195,573	$(14,198,142)	$(7,964,853)

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.
(Formerly U-Vend Inc.)

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(1,896,150)	$(683,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	285,379	115,186
Depreciation	100,188	211,240
Amortization of intangible assets	-	86,801
Amortization and accretion of debt discount and deferred financing costs	171,513	151,361
Gain on settlement of liabilities	(156,709)	(2,674,419)
Loss on default of convertible notes	42,625	120,250
Gain on change in fair value of debt and warrant liabilities	(34,986)	(62,097)
Loss (gain) on sale of asset	27,465	(23,984)
Loss on asset impairment	192,705	-
Changes in operating assets and liabilities:
Accounts receivable	24,122	2,920
Inventory	59,135	22,486
Prepaid expenses and other assets	23,221	80
Accounts payable and accrued expenses	(144,897)	273,713
Accrued interest	455,600	383,399
NHL and MLB sponsorship liability	115,000	718,215
Amount due to officers	(15,848)	117,519
Net cash used in operating activities	(751,637)	(1,241,110)

Cash Flows from Investing Activities:
Purchases of fixed assets	-	(14,084)
Proceeds from sale of property and equipment	350,000	23,984
Net cash provided by investing activities	350,000	9,900

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	278,000
Proceeds from promissory notes	270,000	608,248
Proceeds from convertible notes	619,303	830,250
Repayments of capital lease obligations	(189,936)	(33,828)
Repayment of convertible note	(64,300)	(78,750)
Repayments of promissory notes	(296,508)	(397,299)
Net cash provided by financing activities	338,559	1,206,621

Net increase (decrease) in cash	(63,078)	(24,589)

Cash, beginning of period	63,078	87,667

Cash, end of period	$-	$63,078

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$178,572	$-
Note payable converted to equity	$105,000	$-
Promissory note payable exchanged into convertible notes	$248,485	$-
Accrued interest exchanged into convertible notes	$73,339
Assets acquired through capital lease	$-	$259,469
Debt discount related to warrant liability and beneficial conversion feature	$-	$226,508

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.
(Formerly U-Vend Inc.)

Notes to Consolidated Financial Statements
For the years ended December 31, 2019 and 2018

Note 1 – Nature of the Business

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) most recently has developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. The Company seeks to place its kiosks in high-traffic host locations such as big box stores, restaurants, malls, airports, casinos, universities, and colleges. Currently, the Company is exploring opportunities to best utilize their equipment.

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

Asset Sale

On March 18, 2019, the Company approved an asset sale of the assets related to the legacy MiniMelts brand for $350,000 in cash, which was approved by a majority of its stockholders. These MiniMelts assets generated 100% of the revenue reported during the year ended December 31, 2019. During the year ended December 31, 2018, MiniMelts sales accounted for approximately $1,100,000, or 85%, of the revenue reported during that period. Part of the proceeds from the sale was used to retire certain lease obligations as well as for general operating purposes.

The Company is evaluating opportunities and expects to leverage its vending assets to pursue new revenue streams and test concepts for new offerings at retail. Also, the Board of Directors had agreed to begin to explore the development of certain products in the cannabis industry with a focus on non-THC Cannabinoids in frozen desserts as well as other complementary CBD product offerings though vending as well as online sales and direct to retail, under a new brand. Current market conditions and a global pandemic has negatively affected management’s original go-to-market strategy and has forced the company to reevaluate all market opportunities.

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

Inventory

Inventory is stated at the lower of cost or net realizable value and cost is determined by the average cost method. Inventory is made up of finished goods ice cream. The Company records an inventory reserves for spoilage and product losses. The reserve for spoilage and product losses was $5,500 as of December 31, 2018. All inventory was liquidated during the year ended December 31, 2019 prior to the sale of the MiniMelts assets (see Note1).

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

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. During the year ended December 31, 2019, the Company recorded an asset impairment charge of $192,705 related to property and equipment (see Note 4).

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

As of December 31, 2019 and 2018, respectively, there were approximately 159.9 million and 153.7 million shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Preferred Stock Authorized

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2019 and 2018, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as December 31, 2019 and 2018:

	Carrying	Fair Value Measurement at
	Value	December 31, 2019
		Level 1	Level 2	Level 3

Derivative liabilities, debt and equity instruments	13,553	—	—	13,553

	Carrying	Fair Value Measurement at
	Value	December 31, 2018
		Level 1	Level 2	Level 3

Derivative liabilities, debt and equity instruments	157,712	—	—	157,712

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

Gain on Liabilities Settlement

During the year ended December 31, 2019 creditors forgave aggregate amount of $156,709, of which approximately $64,000 were associated accrued expenses, $45,000 related to conversion of approximately $105,000 of accounts payable to a $60,000 convertible note, and $47,000 was connected to forgiveness of accounts payable.

Other amounts due to related parties

Amounts due from related parties represent past amounts owed for compensation and operating expenses paid by the related party on behalf of the Company. During the year ended December 31, 2019, the Company reclassified approximately $185,000 from due to related parties to accrued expenses, as a result of the individual no longer being an officer of the Company during 2019, and paid net $63,370 to related parties.

Revenue Recognition

Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenue, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer.

Income Taxes

At December 31, 2019, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $11.1 million and $12.1 million, respectively. Approximately $8.6 million of the federal net operating loss carryforward expires through 2037 and $2.5 million will carryforward indefinitely, if not utilized earlier. The state net operating loss carryforwards expire through 2039, if not utilized earlier. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carryforwards before they expire, the Company has recorded a valuation allowance to fully offset the net operating loss carryforwards, as well as the total net deferred tax assets.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported net loss of $1,896,150 for the year ended December 31, 2019 and has incurred accumulated losses totaling $14,198,142 through December 31, 2019. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Property and Equipment

Property and equipment consist of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Freezers and other equipment	$91,673	$1,460,255
Delivery vans	-	32,727
Less: accumulated depreciation	-	(730,951)
Total	$91,673	$762,031

Depreciation expense amounted to $100,188 and $211,240, respectively for the years ended December 31, 2019 and 2018.

During the year ended December 31, 2019, the Company recorded an asset impairment charges of $192,705 related to the certain freezers and other equipment based the expected recoverability of the assets not currently in use.

Note 5 – Intangible Assets

Intangible assets consist of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Operating agreement	$-	$434,000
Less: accumulated amortization	-	(434,000)
Total	$-	$-

Amortization expense amounted to $0 and $86,801, for the years ended December 31, 2019 and 2018.

Note 6 – Debt

Senior Convertible Notes

During the year ended December 31, 2018, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2018 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), a related party, was extended until December 31, 2019. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. Cobrador, an entity controlled by the Company’s former CEO, is a related party.

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

At December 31, 2019 and 2018, the Cobrador notes had a carrying value of $443,804.

As of the date of release of these financial statements, all senior convertible notes were in default.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note at December 31, 2019 and 2018 was $6,235.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, we had note balance of $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount which left a carrying value of $25,784 as of December 31, 2019.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of December 31, 2019 and 2018, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador, a related party. The notes accrue interest at 7% and have a two-year term. As of December 31, 2019 and 2018, the balance outstanding on these notes was $28,000.

On July 18, 2018, the Company issued a promissory note in the principal amount of $187,500 with net proceeds of $147,000. The Company agreed to pay $1,143 per business day for 164 days. The Company recorded $40,500 to debt discount. During 2018, the Company repaid $128,050 in principal and amortized $40,500 of debt discount resulting in an unamortized debt discount of $0 and carrying value of $59,450 at December 31, 2018. During the year ended December 31, 2019, this note was paid off.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. The Company borrowed an additional $25,000 and repaid $60,000 during the year ended December 31, 2019, and the balance outstanding on this note at December 31, 2019, was $80,000.

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkins Industries, LLC (“Perkins”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes. Maturities of these notes were extended to December 31, 2019. During the year ended December 31, 2019, $39,266 was paid down on the notes. On April 1, 2019, total principal and accrued interest in the amount of $321,824 were restructured into two converted notes below. The carrying value as of December 31, 2019 and 2018 was $0 and $287,750, respectively.

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

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the years ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019.

On December 12, 2018, the Company issued a promissory note in the principal amount of $112,425 with net proceeds of $64,500. The Company agreed to pay $937 per business day for 120 days. The Company recorded $47,925 to debt discount. During the years ended December 31, 2018, the Company repaid $9,370 in principal and amortized $3,744 of debt discount resulting in an unamortized debt discount of $44,181 and carrying value of $58,874 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $103,055 in principal and fully amortized $44,181 of remaining debt discount resulting in carrying value of $0 at December 31, 2019.

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of December 31, 2019, the outstanding balance was $100,000.

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 8, 2019. As of December 31, 2019, the outstanding balance was $135,000.

As of the date of release of these financial statements, all promissory notes were in default.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of December 31, 2019 and 2018, outstanding balances of these notes were $121,000. As of the date of release of these financial statements, these notes are in default.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company and Cobrador extended the due date to December 31, 2018 on notes totaling $25,000, and the Company agreed to a revised conversion price of $.05 per share and a revised warrant exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended December 31, 2017. As of December 31, 2019 and 2018, outstanding balances of these notes were $45,000.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of December 31, 2019, and December 31, 2018, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016. As of the date of release of these financial statements, these notes are in default.

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

As of December 31, 2019 and 2018, the 2016 SPA had a carrying value of $676,597 and $756,786, respectively. As of the date of release of these financial statements, these notes are in default.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes, related party, have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of December 31, 2019 and 2018, the Cobrador 2016 Notes had a carrying value of $95,000 and $115,000, respectively.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of December 31, 2019 and 2018, the carrying value of the note was $250,000 and $250,000. As of the date of release of these financial statements, these notes are in default.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount resulting in carrying value of $924,282 at December 31, 2019. As of the date of release of these financial statements, these notes are in default.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 at December 31, 2019. As of the date of release of these financial statements, convertible notes in aggregate amount of $340,000 were in default.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bears interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $298,450 at December 31, 2019.

Other 2018 Financings

On January 26, 2018, the Company entered into a convertible note agreement in the amount of $78,750, with original discount of $3,750, bearing an annual interest rate of 8%. The note is convertible into common stock at a conversion price of $0.07 per share. The Company repaid $78,750 to repay the note in full in August 2018.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matures on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company amortized $23,384 of debt discount resulting in unamortized debt discount of $0 and carrying value of $127,875 at December 31, 2019.

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

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance were of $331,824 at December 31, 2019.

On April 15, 2019, The Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The Note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $108,572 at December 31, 2019.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. As of December 31, 2019, $426,303 was drawn under the agreement. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion. Subsequent to December 31, 2019, the agreement was modified formally to increase the limit on the facility by 206,231. The investor had consented to higher draws on the facility during the third quarter in excess of the limit per the initial agreement.

During the year ended December 31, 2019, the Company entered into several convertible notes in the amount of $68,000. The Note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 at December 31, 2019.

During the year ended December 31, 2019, the Company entered into a convertible notes agreements in the amount of $50,000. The Note have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was $50,000 at December 31, 2019.

Scheduled maturities of debt remaining as of December 31, 2019 for each respective fiscal year end are as follows:

2019	$3,667,089
2020	1,169,000
2021	1,089,699
5,925,788
Less: unamortized debt discount	(4,433)
$5,921,355

The following table reconciles, for the period ended December 31, 2019, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2018	$28,357
Additions related to embedded conversion features of convertible debt issued	9,502
Derivative liabilities reduction due to notes default	(112,408)
Change in fair value of conversion features	88,102
Balance of embedded derivatives at December 31, 2019	$13,553

Note 8 – Capital Lease Obligations

The Company acquired capital assets under capital lease obligations. Pursuant to the agreement with the lessor, the Company makes quarterly lease payments and will make a guaranteed residual payment at the end of the lease as summarized below. At the end of the lease, the Company will own the equipment.

In August 2016, the Company and the lessor agreed to extend the term of the lease until December 31, 2019. As a consideration of the extension, the Company issued warrants to acquire 150,000 shares of common stock. The warrants have an exercise price of $0.30 per share, a term of three years, and were recorded as a debt discount and warrant liability due to the down round provision and as such are marked to market each reporting period.

During the year ended December 31, 2019 the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of December 31, 2019, under the current portion of capital leases.

2020	123,193
2021	49,831
2022	30,584
2023	10,252
Total minimum lease payments	213,860
Less: Amount represented interest	(33,010)
Present value of minimum lease payments and guaranteed residual value	$180,850

Note 9 – Capital Stock

The Company has authorized 600,000,000 shares of common stock.

During the year ended December 31, 2019, the Company issued 5,541,096 shares of its common stock, including 3,441,096 shares of common stock with a fair value of $101,794 for services rendered, and 2,100,000 shares in conversion of $105,000 of convertible notes.

During the year ended December 31, 2018, the Company issued 4,561,667 shares of its common stock, including 1,375,000 shares of common stock with a fair value of $60,990 for services rendered, and 3,186,667 shares of common stock for $278,000 upon exercise of warrants.

Note 10 – Stock Options and Warrants

Warrants

At December 31, 2019 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2015 Warrants - 2014 SPA convertible debt	116,668	$0.22	January - March 2020
2015 Warrants - 2015 SPA convertible debt	735,002	$0.22	April - November 2020
2015 Warrants for services	127,067	$0.22	April - November 2020
2015 Warrants issued in exchange for equipment	318,182	$0.22	January 2020
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2019
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November -December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2018 financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants – 2019 financing	10,500,000	$0.07	March 2024
2019 Warrants for services	3,500,000	$0.07	March 2024
Total	51,276,404

*	Includes 1.2 million in warrants issued during 2018

A summary of all warrants activity for the year ended December 31, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	62,566,102	$0.06	2.53
Granted	14,000,000	$0.02	1.21
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(25,289,698)	$0.06	-
Balance outstanding at December 31, 2019	51,276,404	$0.06	2.24
Exercisable at December 31, 2019	51,276,404	$0.06	2.24

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Balance of embedded derivative at the beginning of the period	$129,355	121,860
Fair value of warrants issued and recorded as liabilities	-	33,384
Reclassification of warrant lability to equity related to adoption of ASU 2017-11	(118,675)	-
Loss (gain) on fair value adjustment	(10, 680)	(25,889)
Balance of embedded derivatives at the end of the period	$-	129,355

The fair value of warrants outstanding at December 31, 2019 and December 31, 2018 has been determined based on the consideration of the enterprise value of the Company, the limited market of the shares issuable under the agreement and modeling of the Black Scholes method using multiple volatility assumptions. Warrants issued in and prior to 2012 are significantly out of the money and diluted therefore, management has deemed the fair value of these to be minimal.

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

A summary of all stock option activity for the year ended December 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	3,155,100	$0.25	2.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at December 31, 2019	3,155,100	$0.25	1.5
Exercisable at December 31, 2019	3,155,100	$0.25	1.5

Stock-based compensation related to vested options totaled $64 and $256, respectively, the years ended December 31, 2019 and 2018. At December 31, 2019, there was no unrecognized compensation cost related to unvested options.

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

During the year ended December 31, 2019, the Company and NHL agreed to terminate the NHL Agreement forgiving the Company CAD $3,450,000 in outstanding obligations under the Sponsorship Agreement, in return the Company agreed to pay the NHL an amount equal to one percent (1%) of the Company’s net sales of certain products as defined under the agreement (the ‘Consideration’). The products include several types of frozen goods that bear the logo or other markings of sports or entertainment brands. This Consideration is to be paid to the NHL quarterly in arrears through the quarter ended June 30, 2026, or until the Company has paid USD$1,600,000 in the aggregate from the date of the agreement to the extent that the Company has revenue related to sports or entertainment brands. The Company recorded USD$2,674,419 in gain on settlement of liabilities.

Major League Baseball Properties, Inc. License Agreement

In March 2016, the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $0 and $322,000 during the years ended December 31, 2019 and 2018, respectively, and has accrued $115,000 at December 31, 2019, and $0 as of December 31, 2018, and charged to operations $115,000 and $100,000 of guaranteed payments related to the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the agreement with MLB has expired and the Company is evaluating the value of continuing the relationship.

Note 12 – Income Taxes

Loss from operations before provision (benefit) for income taxes is summarized in the following table:

	Years ended December 31,
	2019	2018
Domestic	$(1,878,591)	$(301,688
Foreign	(17,559)	(136,009)
	$(1,896,150)	$(437,697)

The income tax provision (benefit) is summarized in the following table:

	Years ended December 31,
	2019	2018
Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	-	$-

Deferred
Federal	(253,561)	157,165
State	(49,921)	(65,543)
Foreign	-	183,571
Total Deferred	(303,481)	275,193
Less increase in allowance	303,481	(275,193)
Net Deferred	-	-
Total income tax provision (benefit)	$-	$-

The significant components of the deferred tax assets and liabilities are summarized below:

	Years ended December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,862,056	$2,418,201
Depreciable and amortizable assets	(28,808)	(31,997)
Stock based compensation	49,555	203,866
Beneficial conversion feature	30,223	-
Loss reserve	251	1,925
Accrued compensation	35,707	55,463
Other	30,386	28,433
Total	2,979,370	2,675,891
Less valuation allowance	(2,979,370)	(2,675,891)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2019, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $11.1 million and $12.1 million, respectively. Approximately $8.6 million of the federal net operating loss carryforward expires through 2037 and $2.5 million will carryforward indefinitely, if not utilized earlier. The state net operating loss carryforwards expire through 2039, if not utilized earlier. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carryforwards before they expire, the Company has recorded a valuation allowance to fully offset the net operating loss carryforwards, as well as the total net deferred tax assets.

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

During the years ended December 31, 2019 and 2018, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, as well as the states of California, Florida, Illinois and New York. The tax years 2016-2019 generally remain open to examination by the U.S. federal and state taxing authorities. In addition, the 2015 tax year is still open to examination by the state of California.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table:

	Years ended December 31,
	2019	2018
Statutory United States federal rate	21.00%	21.00%
United States federal tax on foreign branch operations	-	6.53
State income tax, net of federal benefit	2.08	10.95
Other foreign income tax, net of federal benefit	-	1.98
Change in valuation allowance	(16.03)	62.87
Stock based compensation	(9.93)	-
Permanent differences	2.88	4.71
Tax rate differential between jurisdictions	-	2.60
Other	-	0.88
Foreign net operating loss adjustment	-	(111.52)
Effective tax rate benefit (provision)	-%	-%

Note 13 – Subsequent Events

Subsequent to December 31, 2019, the Company issued convertible promissory notes in the principal amount of $147,000 to an unaffiliated investor to support the Company’s working capital requirements. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note is convertible into shares of the Company’s common stock at $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to December 31, 2019, the Company issued a convertible promissory note in the principal amount of $254,618 to unaffiliated investors. The notes bear interest at the rate of 9.5% per annum and is due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.05 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

In 2019, the Board, through a shareholder vote, approved a resolution to increase the Corporate Share Count, Reverse stock split and to Change the State of Incorporation to Nevada. While the resolution has been approved no actions have been taken to date.

Subsequent to December 31, 2019, the Company issued a convertible note for deferred compensation in the principal amount of $94,600. The notes bear interest at the rate of 9.5% per annum and is due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.05 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
Andrew Boutsikakis	44	Chief Executive Officer, President and Director	February 2020
John Edward (Jay) Hentschel	48	Director	June 2017
Patrick White	65	Director	October 2009
Jared Levinthal	46	Director	December 2018

The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

Andrew Boutsikakis was appointed to be Chief Executive Officer, President and member of the Board of Directors of the company on February 2, 2020. Mr. Boutsikakis has over 15 years of sales experience in financial services, communications, and business development. In 2014, Mr. Boutsikakis formed AB Consulting Group (“AB Consulting”) to focus his efforts in the emerging medical marijuana industry in Nevada and Arizona. AB Consulting provided corporate consulting services primarily in sales, licensing, and mergers & acquisition to the legal cannabis industry. Previously, Andrew was the sales director at Markets Media and director of business development at Cohere Communication.

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

Patrick White has been CEO and President of VerifyMe, Inc. since August 2017. Mr.White was Chief Executive Officer and a member of the Board of Directors of Document Security Systems, Inc. (“DSS”) from August 2002 to December 2012, serving as its Chairman of the Board of Directors from August 2002 until January 2008. Mr. White then served as a Business Consultant to DSS from 2012 to 2015. DSS is an NYSE American listed company. Mr. White received his Bachelor’s of Science (Accounting) and Masters of Business Administration degrees from Rochester Institute of Technology. We believe Mr. White is qualified to serve on our board of directors based on his extensive corporate management experience, including serving as the chief executive officer of a publicly-held company, and his experience with the organizational challenges involved with becoming and operating as a publicly-held company.

Jared Levinthal has served as a Director of the Company since December 2018. Mr. Levinthal is a Partner with Levinthal Wilkins, PLLC in Houston, TX. Mr. Levinthal is a graduate, with Honors, of the University of Texas School of Law. Mr. Levinthal is a graduate of Tulane University with a BA, and is a member of the Texas Bar.

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

ITEM 11 - EXECUTIVE COMPENSATION

As of the date of release of these financial statements, the Company has employment agreement with Mr. Boutsikakis. Mr. Flanagan, Mr. Humphrey. Mr. Carroll, and Mr. Graber resigned December 27, 2019, October 4, 2019, February 28, 2019, and November 30, 2018, respectively. We do not have key person life insurance on the lives of any of our executive officers.

The following table discloses compensation received by our Chief Executive Officer, Chief Operating Officer and President, BoxScore Brands, Inc., also referred to herein as our “named executive officers,” for the years ended December 31, 2019 and 2018.

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2019 and 2018 for services in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andrew Boutsikakis (1)	2019	-	-	-	-	-	-
Chief Executive Officer	2018	-	-	-	-	-	-
Michael Flanagan (2)	2019	90,000	-	-	-	-	90,000
Former Chief Executive Officer	2018	-	-	-	-	-	-
Tyler J. Humphrey (3)	2019	46,500	-	-	-	-	46,500
Interim Chief Financial Officer	2018	-	-	-	-	-	-
Michael T. Carroll (4)	2019	8,667	-	-	-	-	8,667
Former Chief Executive Officer	2018	-	-	-	-	-	-
David Graber (5)	2019	-	-	-	-	-	-
Former Chief Executive Officer	2018	220,000	-	-	-	-	220,000

1)	Mr. Boutsikakis was appointed CEO effective February 1, 2020 and was granted a monthly salary of $12,500.

2)	Terminated effective December 27, 2019. Mr. Flanagan was appointed CEO effective April 1, 2019 and was granted a monthly salary of $10,000. During the year ended December 31, 2019, he earned $90,000 under this arrangement, of which $70,000 was paid during the year and $20,000 was earned but unpaid.

3)	Resigned effective October 4, 2019. Mr. Humphrey was appointed CFO effective March 3, 2019 and was granted an annual salary of $78,000. During the year ended December 31, 2019, he earned $46,500 under this arrangement, of which $7,500 was paid during the year and $39,000 was earned but unpaid.

4)	Resigned effective February 28, 2019. Mr. Carroll was appointed CEO effective December 3, 2018 and was granted an annual salary of $52,000. During the year ended December 31, 2019, he earned $8,667 under this arrangement, of which $4,667 was paid during the year and $4,000 was earned but unpaid.

5)	Resigned effective November 30, 2018. Mr. Graber was appointed CEO effective February 1, 2017 and was granted an annual salary of $264,000. During the year ended December 31, 2018, he earned $242,000 under this arrangement, of which $10,000 was paid during the year and $232,000 was earned but unpaid. During the year ended December 31, 2019, he earned $220,000 under this arrangement, of which $100,000 was paid during the year and $120,000 was earned but unpaid. On November 20, 2018, the Company settled $346,000 due to Mr. Graber for unpaid salaries through issuance of convertible note.

Employment Agreement

The Company and Mr. Flanagan entered into an employment agreement, effective April 1, 2019, for a period of two years, which may be extended by mutual consent. Mr. Flanagan in his capacity as Chief Executive Officer is entitled to 10% of company revenue with a monthly guarantee of $10,000 as a non-recourse draw against sales. Mr. Flanagan will also receive a five (5) year warrant to purchase 3,0000,000 shares of common stock at $.07. The warrant will have a two-year, quarterly vesting schedule. The Employment Agreement may be terminated prior to such date, however, upon Mr. Flanagan’s death, disability, by the Company for Cause (as defined in the Employment Agreement), by Mr. Flanagan for Good Reason (as defined in the Employment Agreement) and voluntary termination by Mr. Flanagan other than for Good Reason upon 30 days’ notice. Upon termination by the Company for any reason other than Cause or by Mr. Flanagan for Good Reason, Mr. Flanagan will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for the remainder of the then-current term. Upon termination by reason of Mr. Flanagan’s death or disability, he will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for 1 year beginning 30 days after the date of termination. Upon termination by the Company for Cause or voluntarily by Mr. Flanagan for other than Good Reason, he will receive only accrued but unpaid salary through the date of termination. Mr. Flanagan resigned effective December 27, 2019. Mr. Flanagan was terminated effective December 27, 2019.

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

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. As of December 31, 2019, the Company had 3,155,100 options outstanding under the Plan to employees, directors and outside consultants.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 10, 2021, there were 37,717,755 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of May 10, 2021 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 3675 W. Teco Avenue Suite 8, Las Vegas, Nevada 89118.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Andrew Boutsikakis (1)	3,000,000	7.37%
Patrick White (2)	1,278,757	3.35%
John Edward (Jay) Hentschel	200,000	*
Jared Levinthal	300,000	*
All directors and named executive officers as a group (4 individuals)	4,778,757	11.59%

5% or More Shareholders
Raymond J. Meyers (3)	3,916,914	10.25%
Diane Hope	2,566,346	6.80%

*	Less than 1%

1.	Includes 3,000,000 shares issuable upon exercise of warrants.

2.	Includes 502,500 shares issuable upon exercise of options.

3.	Includes 500,000 shares issuable upon exercise of warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As our common stock is currently quoted on the OTC Pink, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. However, we consider a majority of our Board members (consisting of Messrs. Hentschel, White and Levinthal) to be independent directors under NYSE American stock exchange rules.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C. for audit and review services for the years ended December 31, 2019 and 2018 were $67,239 and $106,000, respectively. For the year ended December 31, 2019 and 2018, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed for other audit related services by our principal accountant, Freed Maxick CPAs, P.C. pertaining to registration statements for the years ended December 31, 2019 and 2018 were approximately $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for preparation of tax returns during the years ended December 31, 2019 and 2018 were $2,200 and $12,000, respectively.

All Other Fees

The aggregate other fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., during the years ended December 31, 2019 and 2018 were $0.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form 02S-1 filed on April 9, 2010).
3.2	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).
3.3	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2018).
3.4	By-laws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).
10.3	Form of Senior Convertible Note issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.4	Form of Warrant to Purchase Common Stock issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.5	Form of Vending Machine Equipment Lease with Automated Retail Leasing Partners (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.6	Form of Warrant between Automated Retail Leasing Partners, LP and Internet Media Services, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2014).
10.7	Promissory Note, dated May 30, 2014, issued to Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 1, 2014).
10.8	Equipment Lease Agreement, dated October 21, 2014, between BoxScore Brands, Inc. and Perkin Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).
10.9	Warrant to Purchase Common Stock issued to Perkin Industries, LLC, dated October 21, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).
10.10	Modification to the Series of Cobrador Stock Purchase Agreement, Senior Convertible Notes and Series A Warrants between BoxScore Brands, Inc. and Cobrador Multi-Strategy Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015).
10.11	NHL/U-Vend Corporate Marketing Letter Agreement, dated February 27, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2015).
10.12	Form of Securities Purchase Agreement between the Company and each investor, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.13	Form of Convertible Promissory Note, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.14	Form of Warrant to Purchase Common Stock, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.15	Securities Purchase Agreement between the Company and each investor, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.16	Form of Convertible Promissory Note, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.17	Form of Warrant to Purchase Common Stock, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.18	Debt Conversion Agreement of Raymond Meyers, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.19	Debt Conversion Agreement of Paul Neelin, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.20	Debt Conversion Agreement of Mark Chapman, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.21	Agreement to Amend Leases, dated as of August 8, 2016, between the Company and Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
10.22	Warrant to Purchase Shares of Common Stock issued to Automated Retail Leasing Partners, LP, dated August 8, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
10.23	Master Services Consulting Agreement, dated as of February 1, 2017, between the Company and Raymond Meyers (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.24	Employment Agreement, dated as of February 1, 2017, between the Company and David Graber (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.37	Master Distribution Agreement, dated as of January 26, 2017, between the Company and UVend Group of Companies (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
21.1	Subsidiaries of the Registrant (filed herewith).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith). (1)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Definition Document
101.PRE*	XBRL Presentation Linkbase Document

(1)	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXSCORE BRANDS, INC.

May 12, 2021	By:	/s/ Andrew Boutsikakis
Andrew Boutsikakis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 12, 2021	/s/ Andrew Boutsikakis
Andrew Boutsikakis Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

May 12, 2021	/s/ John Edward (Jay) Hentschel
John Edward (Jay) Hentschel Director

May 12, 2021	/s/ Patrick White
Patrick White Director

May 12, 2021	/s/ Jared Levinthal
Jared Levinthal Director