Form 10-Q
period 2020-06-30
BOXSCORE BRANDS, INC.
filed 2021-09-09
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 226,604,039 as of September 9, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

BOXSCORE BRANDS, INC.

FORM 10-Q

For the Six months Ended June 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXSCORE BRANDS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Accounts receivable	$-	$1,530
Prepaid expenses and other assets	7,789	7,789
Total current assets	7,789	9,319

Noncurrent assets
Property and equipment (net)	61,600	91,673

Total assets	$69,389	$100,992

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$327,917	$278,188
Accrued expenses	435,211	399,551
Accrued interest	1,501,896	1,205,325
Other amounts due to related parties	-	67,022
Senior convertible notes, net of discount	443,804	443,804
Promissory notes payable	521,081	520,537
Convertible notes payable, net of discount	3,939,731	3,867,316
Current capital lease obligation	128,092	104,379
Total current liabilities	7,297,732	6,886,122

Noncurrent liabilities:
Convertible notes payable, net of discount	1,110,685	1,089,699
Capital lease obligation	46,804	76,471
Derivative liabilities	13,553	13,553
Total noncurrent liabilities	1,171,042	1,179,723

Total Liabilities	8,468,774	8,065,845

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 37,717,755 shares issued and outstanding	37,716	37,716
Additional paid in capital	6,198,197	6,195,573
Accumulated deficit	(14,635,298)	(14,198,142)
Total stockholders’ deficit	(8,399,385)	(7,964,853)
Total liabilities and stockholders’ deficit	$69,389	$100,992

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$49,773

Cost of goods sold	-	-	-	64,399

Gross Profit	-	-	-	(14,626)

Operating Expenses
Selling	-	41,473	-	102,947
General and administrative	63,302	419,284	114,884	533,896
Depreciation	-	18,628	-	81,356
Total operating expenses	63,302	479,385	114,884	718,199

Operating loss	(63,302)	(479,385)	(114,884)	(732,825)

Other Expenses (Income)
Gain on change in fair value of derivative liabilities	(394)	(357,837)	-	(19,774)
Gain on settlement of liabilities	-	-	-	(156,709)
Loss on sale of assets	-	-	12,074	27,465
Amortization and accretion of debt discount and deferred financing costs	1,403	22,370	4,060	156,662
Interest expense	154,649	159,952	306,138	323,057
Total other expenses (income)	155,658	(175,515)	322,272	330,701

Loss from operations before income taxes	(218,960)	(303,870)	(437,156)	(1,063,526)

Provision for income taxes	-	-	-	-

Net Loss	$(218,960)	$(303,870)	$(437,156)	$(1,063,526)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares – basic and diluted	37,717,755	35,854,898	37,717,755	35,101,941

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	32,176,659	$32,177	$5,692,058	$(12,301,991)	$(6,577,756)
Shares issued for services	3,441,096	3,441	247,799	-	251,240
Shares issued for note conversion	400,000	400	19,600	-	20,000
Reclassification of warrant liability to equity related to adoption of ASU 2017-11	-	-	118,675		118,675
Net loss	-	-	-	(1,063,526)	(1,063,526)
Balance as of June 30, 2019	36,017,755	$36,018	$6,078,132	$(13,365,517)	$(7,251,367)

Balance as of December 31, 2019	37,717,755	37,716	6,195,573	(14,198,142)	(7,964,853)
Fair value of warrants	-	-	2,624	-	2,624
Net loss	-	-	-	(437,156)	(437,156)
Balance as of June 30, 2020	37,717,755	37,716	6,198,197	(14,635,298)	(8,399,385)

Balance as of March 31, 2019	35,447,755	$35,448	$5,868,465	$(13,061,648)	$(7,157,735)
Shares issued for services	570,000	570	209,667	-	210,237
Net loss	-	-	-	(303,870)	(303,870)
Balance as of June 30, 2019	36,017,755	$36,018	$6,078,132	$(13,365,518)	$(7,251,368)

Balance as of March 31, 2020	37,717,755	37,716	6,195,573	(14,416,338)	(8,183,049)
Fair value of warrants	-	-	2,624	-	2,624
Net loss	-	-	-	(218,960)	(218,960)
Balance as of June 30, 2020	37,717,755	$37,716	$6,198,197	$(14,635,298)	$(8,399,385)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(437,156)	$(1,063,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,624	251,240
Depreciation	-	81,356
Amortization and accretion of debt discount and deferred financing costs	4,060	156,662
Gain on settlement of liabilities	-	(156,709)
Loss on default of convertible notes	-	42,625
Gain on change in fair value of derivative liabilities	-	(19,774)
Loss on sale of asset	12,074	27,465
Changes in operating assets and liabilities:
Accounts receivable	1,530	25,651
Inventory	-	59,135
Prepaid expenses and other assets	-	21,308
Accounts payable and accrued expenses	174,339	(78,618)
Accrued interest	296,571	176,703
Other amounts due to related parties	(67,022)	(63,370)
Net cash used in operating activities	(12,980)	(539,852)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	18,000	350,000
Net cash provided by investing activities	18,000	350,000

Cash Flows from Financing Activities
Proceeds from promissory notes	-	270,000
Proceeds from convertible notes	10,500	347,705
Repayments of capital lease obligations	(15,520)	(184,243)
Repayment of convertible note	-	(13,200)
Repayments of promissory notes	-	(293,488)
Net cash provided by (used in) financing activities	(5,020)	126,774

Net decrease in cash	-	(63,078)
Cash, beginning of period	-	63,078
Cash, end of period	$-	$-

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$79,385	$178,572
Note payable converted to equity	$-	$20,000
Liabilities converted into convertible notes	$-	$321,824

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 1 – Nature of the Business

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations. The Company focused on implementing a new operational direction. After a thorough evaluation process, the Company found that there is a substantial long-term demand for specific commodities relating to battery and new energy technologies. This presents a timely and unique opportunity based on rising demand characteristics. By capitalizing on market trends and current sustainable energy government mandates and environmental, social, and corporate governance (ESG) initiatives, we will focus on bringing a vertically-integrated solution to market.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2019 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on May 12, 2021.

The accompanying consolidated financial statements include the accounts of BoxScore Brands, Inc. and the operations of its wholly owned subsidiaries, U-Vend America, Inc., U-Vend Canada, Inc. U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

As of June 30, 2020 and December 31, 2019, there were approximately 163.9 million and 159.9 million shares, respectively, potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

Preferred Stock Authorized

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of June 30, 2020 and December 31, 2019, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Carrying	Fair Value Measurement at
	Value	June 30, 2020
		Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$13,553	—	—	$13,553

	Carrying	Fair Value Measurement at
	Value	December 31, 2019
		Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$13,553	—	—	$13,553

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

Other amounts due to related parties

Amounts due from related parties represent past amounts owed for compensation and operating expenses paid by the related party on behalf of the Company. During the year ended December 31, 2019, the Company reclassified approximately $185,000 from due to related parties to accrued expenses, as a result of the individual no longer being an officer of the Company during 2019, and paid net $63,370 to related parties, resulting in a balance of $67,022 owed at December 31, 2019. During the six months ended June 30, 2020, this amount was reclassed to accrued expenses.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported net loss of $437,156 for the six months ended June 30, 2020 and has incurred accumulated losses totaling $14,635,298 through June 30, 2020. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Property and Equipment

Property and equipment consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Freezers and other equipment	$61,600	$91,673
Delivery vans	-	-
Less: accumulated depreciation	-	-
Total	$61,600	$91,673

Depreciation expense amounted to $0 and $81,356, respectively for the six months ended June 30, 2020 and 2019.

During the six months ended June 30, 2020 and 2019, the Company recorded loss on sale of assets of $12,074 and $27,465, respectively, related to sale of the certain freezers and other equipment.

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

As of June 30, 2020 and December 31, 2019, the Cobrador notes had a carrying value of $443,804.

As of the date of release of these financial statements, all senior convertible notes were in default.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note as of June 30, 2020 and December 31, 2019 was $6,235.

Starting on 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, we had note balance of $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount. As of June 30, 2020 and December 31, 2019, the balance outstanding on these notes was $25,784.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of June 30, 2020 and December 31, 2019, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador. The notes accrue interest at 7% and have a two-year term. As of June 30, 2020 and December 31, 2019, the balance outstanding on these notes was $28,000.

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

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. In 2019, the Company borrowed an additional $25,000 and repaid $60,000. The balance outstanding on this note as of June 30, 2020 and December 31, 2019, was $80,000.

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkins Industries, LLC (“Perkins”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017 $100,000 was paid down on the notes. The carrying value as of December 31, 2018 was $287,750. Maturities of these notes were extended to December 31, 2019. During the year ended December 31, 2019, $39,266 was paid down on the notes. On April 1, 2019, total principal and accrued interest in the amount of $321,824 were restructured into two convertible notes below. The carrying value as of June 30, 2020 and December 31, 2019 was $0.

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

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the year ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019. During the six months ended June 30, 2020, the Company fully amortized $544 of debt discount. As of June 30, 2020, the balance outstanding on these notes was $66,062.

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

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $0.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of June 30, 2020 and December 31, 2019, the outstanding balance was $100,000.

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 8, 2019. As of June 30, 2020 and December 31, 2019, the balance outstanding on these notes was $135,000.

As of the date of release of these financial statements, all promissory notes were in default.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result were classified as a liability in the consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of June 30, 2020 and December 31, 2019, outstanding balance of these notes was $121,000. As of the date of release of these financial statements, these notes were in default.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company agreed to a revised conversion price of $0.05 per share and a revised warrant exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended December 31, 2017. As of June 30, 2020 and December 31, 2019, outstanding balance of these notes was $45,000.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share. The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of June 30, 2020 and December 31, 2019, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

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

As of June 30, 2020 and December 31, 2019, the 2016 SPA had a carrying value of $676,597. As of the date of release of these financial statements, these notes are in default.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of June 30, 2020 and December 31, 2019, the Cobrador 2016 Notes had a carrying value of $95,000.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of June 30, 2020 and December 31, 2019, the carrying value of the notes was $250,000. As of the date of release of these financial statements, these notes were in default.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount. As of June 30, 2020 and December 31, 2019, the carrying value of the notes was $924,282. As of the date of release of these financial statements, these notes were in default.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 as of December 31, 2019. During the six months ended June 30, 2020, the Company amortized $3,516 of debt discount resulting in an unamortized debt discount of $373 and carrying value of $537,127 as of June 30, 2020. As of the date of release of these financial statements, convertible notes in aggregate amount of $325,000 were in default.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bear interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $296,450 at December 31, 2019. During the six months ended June 30, 2020, the repayment in the amount of $400 was returned to the Company resulting in carrying value of $296,850 as of June 30, 2020.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment. The note matured on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company amortized $23,384 of debt discount resulting in unamortized debt discount of $0. As of June 30, 2020 and December 31, 2019, the carrying value of the note was $127,875. As of the date of release of these financial statements, convertible note was in default.

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

On April 1, 2019, the Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $331,824 as of June 30, 2020 and December 31, 2019.

On April 15, 2019, the Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The Note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was $108,572 as of June 30, 2020 and December 31, 2019.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion. During the six months ended June 30, 2020, the agreement was modified formally to increase the limit on the facility by $206,231. The investor had consented to higher draws on the facility in excess of the limit per the initial agreement. During the six months ended June 30, 2020, $38,086 was drawn under the agreement, including $10,500 in cash proceeds and $22,586 in repayment of accrued liabilities. As of June 30, 2020 and December 31, 2019, $464,389 and $426,303 was drawn under the agreement, respectively.

During the year ended December 31, 2019, the Company entered into several convertible notes agreements in the amount of $68,000. The Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 as of June 30, 2020 and December 31, 2019.

During the year ended December 31, 2019, the Company entered into a convertible notes agreement in the amount of $50,000. The Note has a 6 month term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.01 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was of $50,000 as of June 30, 2020 and December 31, 2019.

2020 Financings

On January 1, 2020, the Company issued a convertible note in the amount of $8,500 in conversion of accrued liabilities. The Note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $8,500 as of June 30, 2020.

On March 1, 2020, the Company issued a convertible note in the amount of $17,899 in conversion of accrued liabilities. The Note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $17,899 as of June 30, 2020.

Scheduled maturities of debt remaining as of June 30, 2020 for each respective fiscal year end are as follows:

2020	$4,844,648
2021	913,396
2022	257,630
6,015,674
Less: unamortized debt discount	(373)
$6,015,301

The following table reconciles, for the six months ended June 30, 2020 and year ended December 31, 2019, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	June 30, 2020	December 31, 2019
Balance of embedded derivative at the beginning of the period	$13,553	$28,357
Additions related to embedded conversion features of convertible debt issued -	-	9,502
Derivative liabilities reduction due to notes default	-	(112,408)
Change in fair value of conversion features	-	88,102
Balance of embedded derivatives at the end of the period	$13,553	$13,553

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

The following schedule provides minimum future rental payments required as of June 30, 2020, under the current portion of capital leases.

2020	107,673
2021	49,831
2022	30,584
2023	10,252
Total minimum lease payments	198,340
Less: Amount represented interest	(23,444)
Present value of minimum lease payments and guaranteed residual value	$174,896

Note 7 – Capital Stock

The Company has authorized 600,000,000 shares of common stock.

During the six months ended June 30, 2019, the Company issued 3,841,096 shares of its common stock, including 3,441,096 shares of common stock with a fair value of $251,240 for services rendered, and 400,000 shares in conversion of $20,000 of convertible notes.

Note 8 – Stock Options and Warrants

Warrants

At December 31, 2020 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2015 Warrants - 2015 SPA convertible debt	308,334	$0.22	April - November 2020
2015 Warrants for services	24,667	$0.22	April - November 2020
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2020
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November - December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2019 financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants – 2020 financing	10,500,000	$0.07	March 2024
2019 Warrants for services	3,500,000	$0.07	March 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
Total	53,312,486

During the six months ended June 30, 2020, the Company issued warrants exercisable into 3,000,000 shares of common stock to its officer. The fair value of warrants was determined to be $12,594, and was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 339%, risk-free interest rate 1.35%, expected dividend yield of 0%.

A summary of all warrants activity for the six months ended June 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	51,276,404	$0.06	3.17
Granted	3,000,000	$0.05	4.84
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(963,918)	$0.14	-
Balance outstanding at June 30, 2020	53,312,486	$0.06	2.83
Exercisable at June 30, 2020	53,312,486	$0.06	2.83

The following table provides a summary of changes in the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and the year ended December 31, 2019.

	June 30, 2020	December 31, 2020
Balance of embedded derivative at the beginning of the period	$-	$129,355
Fair value of warrants issued and recorded as liabilities	-	-
Reclassification of warrant lability to equity related to adoption of ASU 2017-11	-	(118,675)
Loss (gain) on fair value adjustment	-	(10, 680)
Balance of embedded derivatives at the end of the period	$-	$-

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

A summary of all stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	502,500	$0.50	0.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at June 30, 2020	502,500	$0.50	0.3
Exercisable at June 30, 2020	502,500	$0.50	0.3

Note 9 – Commitments and Contingencies

Major League Baseball Properties, Inc. License Agreement

In March 2016, the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company is scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company is obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid will offset all or a portion of the guaranteed payments. The agreement is subject to customary default and termination clauses. The Company paid $0 during the six months ended June 30, 2019 and 2020, and has accrued $115,000 at December 31, 2019 and June 30, 2020.

As of June 30, 2020, the agreement with MLB has expired. The Company will not be continuing the relationship.

Note 10 – Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2020 through the date these financial statements were issued and determined the following significant events require disclosure:

Subsequent to June 30, 2020, the Company issued a convertible promissory note in the principal amount of $147,000 to an unaffiliated investor to support the Company’s working capital requirements. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note is convertible into shares of the Company’s common stock at $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to June 30, 2020, the Company issued multiple convertible promissory notes in the aggregate principal amount of $561,719 to unaffiliated investors. The notes bear interest at the rate of 9.5% per annum and are due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.05 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to June 30, 2020, the Company issued a convertible note for deferred compensation in the principal amount of $94,600. The notes bear interest at the rate of 9.5% per annum and is due and payable in two years. The note is convertible into shares of the Company’s common stock at $0.05 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to June 30, 2020, the Company issued 188,886,284 of its common stock in conversion of $689,096 of convertible notes.

Subsequent to June 30, 2020, the Company hired Patrick Avery as the Company’s Chief Operating Officer with a salary of $84,000.

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

Results of Operations

Three months Ended June 30, 2020 Compared to Three months Ended June 30, 2019

Revenue

For the three months ended June 30, 2020 and 2019, the Company had no revenue.

Cost of Goods Sold

For the three months ended June 30, 2020 and 2019, the Company had no cost of goods sold.

Selling Expenses

Selling expenses for three months ended June 30, 2020 were $0 compared to $41,473 during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Company expensed $38,333 for sponsorship and media commitment fees in connection with the Major League Baseball Properties, Inc. During the three months ended June 30, 2020, there were no fees recorded under the agreement with MLB as it expired on December 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $63,302, a decrease of $335,982 or 85%, compared to $419,284 for the three months ended June 30, 2020. The decrease in general and administrative expenses was mainly due to decrease in stock compensation expenses and professional fees as a result of our reduction in operations as we contemplated our business restructuring.

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

During the three months ended June 30, 2020, the Company recorded a gain on the change in fair value of derivative liabilities of $394, as compared to a gain on the change in fair value of derivative liabilities $357,837 during the three months ended June 30, 2019, resulting primarily from the fluctuation in volatility of our stock price.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the three months ended June 30, 2020 were $1,403, compared to $22,370 for the three months ended June 30, 2019, due to the majority of the discount being amortized in prior periods.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $154,649, as compared to $159,952 during the three months ended June 30, 2019.

Net Loss

As a result of the foregoing, the net loss for the three months ended June 30, 2020 was $218,960 as compared to $303,870 incurred during the three months ended June 30, 2019.

Six months Ended June 30, 2020 Compared to Six months Ended June 30, 2019

Revenue

For the six months ended June 30, 2020, the Company had no revenue compared to revenues of $49,773 during the six months ended June 30, 2019. The decrease in revenue was due to the sale of our revenue-generating MiniMelts assets in March 2019 (see note 1).

Cost of Goods Sold

For the six months ended June 30, 2020, the Company had no cost of goods sold compared to cost of goods sold of $64,399 during the six months ended June 30, 2019. The Company’s gross margin during the six months ended June 30, 2019 was (29)%. The decrease in 2020 was because all inventory was liquidated during the period ended June 30, 2019 prior to the sale of the MiniMelts assets (see Note 1).

Selling Expenses

Selling expenses for six months ended June 30, 2020 were $0 compared to $102,947 during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company expensed $76,667 for sponsorship and media commitment fees in connection with the Major League Baseball Properties, Inc. During the six months ended June 30, 2020, there were no fees recorded under the agreement with MLB as it expired on December 31, 2019.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $114,884, a decrease of $419,012 or 78%, compared to $533,896 for the six months ended June 30, 2020. The decrease in general and administrative expenses was mainly due to decrease in stock compensation expenses and professional fees as a result of our reduction in operations as we contemplated our business restructuring.

Gain on settlement of liability

During the six months ended June 30, 2019, the Company recorded a gain on settlement of liabilities of $156,709. During the six months ended June 30, 2020, the Company did not have any similar liability settlements.

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

During the six months ended June 30, 2020, there was no change in fair value of derivative liabilities, as compared to a gain on the change in fair value of derivative liabilities $19,774 during the six months ended June 30, 2019.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the six months ended June 30, 2020 were $4,060, compared to $156,662 for the six months ended June 30, 2019 due to the majority of the discount being amortized in prior periods.

Interest Expense

Interest expense for the six months ended June 30, 2020 was $306,138, as compared to $323,057 during the six months ended June 30, 2019.

Loss on sale of asset

During the six months ended June 30, 2020, the Company recorded $12,074 in loss on sale of assets. During the six months ended June 30, 2019, the Company sold certain equipment and recorded $27,465 in loss on sale of assets.

Net Loss

As a result of the foregoing, the net loss for the six months ended June 30, 2020 was $437,156 as compared to $1,063,526 incurred during the six months ended June 30, 2019.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $437,156 during the six months ended June 30, 2020, has accumulated losses totaling $14,635,298, and has a working capital deficit of $7,289,943 at June 30, 2020. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the six months ended June 30, 2020, the Company used $12,980 of cash in operating activities primarily as a result of the Company’s net loss of $437,156, offset loss on sale of asset of $12,074, share-based compensation of $2,624, $4,060 in amortization and accretion of debt discount, and net changes in operating assets and liabilities of $405,418.

During the six months ended June 30, 2019, we used $539,852 of cash in operating activities primarily as a result of our net loss of $1,063,526, offset by loss on change in fair value of derivative liabilities of $19,774, loss on sale of asset of $27,465, share-based compensation of $251,240, $81,356 in depreciation expense, $156,662 in amortization and accretion of debt discount, loss on default of convertible notes of $42,625, gain of settlement of debt $156,709 and net changes in operating assets and liabilities of $140,809.

Investing Activities

During the six months ended June 30, 2020, investing activities provided $18,000 in cash in proceeds from sale of property and equipment.

During the six months ended June 30, 2019, investing activities provided $350,000 in cash in proceeds from sale of property and equipment.

Financing Activities

During the six months ended June 30, 2020, we used $5,020 in financing activities, resulting from $10,500 in proceeds from convertible notes and $15,520 in repayments of capital lease obligations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of June 30, 2020 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2020:

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXSCORE BRANDS, INC.

September 9, 2021	By:	/s/ Andrew Boutsikakis
Andrew Boutsikakis
Chief Executive Officer, President and Chief Financial Officer