Form 10-K
period 2020-12-31
BOXSCORE BRANDS, INC.
filed 2021-09-27
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

(800) 998-7962

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,“and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $127,545 based upon the price of the registrant’s common stock on June 30, 2020.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 226,604,039 shares as of September 24, 2021.

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

Employees

As of September 24, 2021, the Company had one full-time employee and a part time employee.

Websites

The Company maintains one active website, www.boxscore.com, which serves as its corporate website and contains information about the Company and its business.

Corporate Information and Incorporation

BoxScore Brands, Inc. was incorporated in March 2007 as a Delaware corporation and we refer to the company as “we”, “us”, the “Company”, “BoxScore Brands” or “BoxScore” in this annual report. In February 2018, we filed an amendment to our certificate of incorporation to change our corporate name from U-Vend Inc. to BoxScore Brands, Inc. to better reflect the nature of our current business operations. We are headquartered in Las Vegas, NV. Our corporate office is located at 3275 South Jones Blvd, Suite 104, Las Vegas, NV 98146 and our telephone number is (800) 998-7962. Our corporate website address is www.boxscore.com. Information contained on our websites is not a part of this annual report.

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

We were founded in March 2007, initiated our first operating business in October 2009, exited from our first operating business in March 2013, and acquired another operating business in January 2014, which we modified, sold certain operating assets and retained others. Our current focus in the renewable energy sector will rely heavily on our management teams market knowledge. We management does have operating history with respect to this new corporate direction we have to identify, acquire and operate a new line of business. As a result, we may not be able to achieve sustained financial or operational success, given the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market.

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

If we are unable to develop and market new offerings or fail to predict or respond to emerging trends, our revenue and any profitability will suffer.

Our future success will depend on our management team’s implementation of their new business plan and the success of the initial key renewal energy projects. The volatility of natural resources may also affect the viability of projects.

 We depend on key management, product management, technical and marketing personnel for continued success.

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Andrew Boutsikakis, our President and Chief Executive Officer, and Pat Avery, our Chief Operating Officer. Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and marketing personnel in a highly competitive employment market. As we develop and acquire new products and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, technical and sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

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

If we cannot execute on our renewable energy strategy.

Our strategy is based upon leveraging our core competencies in the renewable energy space and relationships with certain land surveyors and mineral distributors and refiners. To be competitive, we need to locate, develop, or otherwise provide, sought after minerals and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, however, the complexities and structures of these new businesses could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and managements’ time and focus to invest in other companies’ offerings in the renewable energy sector, or we may seek to grow businesses organically.  We may enter into joint ventures through which we may expand our offerings.

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

Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to copyright law, federal and state laws around rare earths and the renewable energy sector, The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business.

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

As we begin to scale our business we may make errors in predicting and reacting to relevant business trends, which could have a material adverse effect on our business, financial condition and results of operations-

This growth may place significant demands on our operational, financial and administrative infrastructure and our management. As our operations grow in size, scope and complexity, we anticipate the need to integrate, as appropriate, and improve and upgrade our systems and infrastructure, both those relating to providing attractive and efficient consumer products and services and those relating to our administration and internal systems, processes and controls. This integration and expansion of our administration, processes, systems and infrastructure may require us to commit and will continue to cause us to commit, substantial financial, operational and technical resources to managing our business.

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

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval. As of September 24, 2021, there were 226,604,039 shares of our common stock outstanding. Further, as of September 24, 2021, there were convertible notes outstanding that can be converted into approximately 113 million shares of our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company’s mailing address is 3275 S. Jones Blvd, Suite 104, Las Vegas, NV 89146.

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

The last reported sales price of BoxScore’s common stock on the OTC Pink on September 24, 2021 was $0.1.

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 600,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. As of September 24, 2021, the Company had 226,604,039 shares of common stock, and no shares of preferred stock, issued and outstanding.

Stockholders

As of September 24, 2021, the Company had approximately 980 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during the years ended December 31, 2020 and 2019. BoxScore has never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

The Company’s stock transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. BoxScore acts as its own warrant agent for its outstanding warrants.

Recent Issuances of Unregistered Securities

None.

Shares Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2020 and 2019.

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

The following table sets forth information as of December 31, 2020 regarding equity compensation plans under which the equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans
Equity compensation plans approved by securities holders (1)	2,500	$60	14,997,500

Total	2,500		14,997,500

(1)	Pursuant to the 2011 Equity Incentive Plan, as amended.

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

Results of Operations

For the Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

For the year ended December 31, 2020, the Company had no revenue, compared to revenues of $80,233 during the year ended December 31, 2019. The decrease in revenue was due to asset sale (see note 1), resulting in no sales activity during the year ended December 31, 2020.

Cost of Goods Sold

For the year ended December 31, 2020, the Company had no cost of goods sold compared to cost of goods sold $88,965 during the year ended December 31, 2019. The Company’s gross margin during the year ended December 31, 2019 was (11)%, The decrease in 2020 was because all inventory was liquidated during the quarter ended March 31, 2019 prior to the sale of the MiniMelts assets (see Note 1).

Selling Expenses

For the year ended December 31, 2020, the Company had no selling expenses, compared to $143,323 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company expensed $115,000 for sponsorship and media commitment fees in connection with the Major League Baseball Properties, Inc. During the year ended December 31, 2020, the Company had no sales and there were no fees recorded under the agreement with MLB as it expired on December 31, 2019.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $245,813, a decrease of $575,309 or 70%, compared to $821,122 for the year ended December 31, 2019. The decrease in general and administrative expenses was mainly due to decrease in in stock compensation expenses and professional fees as a result of our reduction in operations as we contemplated our business restructuring.

Gain on Settlement of Liability

During the year ended December 31, 2019, the Company recorded a gain on settlement of liabilities of $156,709. During the year ended December 31, 2020, the Company recorded a gain on settlement of liabilities of $11,000.

Loss on Asset Impairment

During the year ended December 31, 2019, the Company recorded asset impairment charges of $192,705. No such impairments were noted during the year ended December 31, 2020.

Gain on Fair Value of Derivative Liabilities

During the year ended December 31, 2019, the Company recognized a gain on the change in fair value of derivative liabilities in the amount $34,986, as compared to a loss on the change in fair value of derivative liabilities of $3,069,702 during the year ended December 31, 2020.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the year ended December 31, 2019 were $171,513, compared to $4,432 for the year ended December 31, 2020. The majority of the debt discount was fully amortized at December 31, 2019, leaving only a minimal amount remaining to be amortized during 2020. At December 31, 2020, there was $0 in unamortized debt discount.

Interest Expense

Interest expense for the year ended December 31, 2019 was $622,797, as compared to $611,294 during the year ended December 31, 2020.

Gain on Sale of Asset

During the years ended December 31, 2020 and 2019, the Company sold certain equipment and recorded $12,074 and $27,465, respectively, in loss on sale of assets.

Net Loss

As a result of the foregoing, the net loss for the year ended December 31, 2019 was $1,896,150 as compared to $3,932,313 for the year ended December 31, 2020.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $3,932,313 during the year ended December 31, 2020, has accumulated losses totaling $18,130,455, and has a working capital deficit of $8,117,241 at December 31, 2020. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company will need to raise additional financing in order to fund their operations for the next 12 months, and to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

Operating Activities

During the year ended December 31, 2020, the Company used $40,394 of cash in operating activities primarily as a result of the Company’s net loss of $3,932,313, offset by change in fair value of derivative liabilities of $3,069,702, loss on sale of asset of $12,074, share-based compensation of $5,772, $4,432 in amortization and accretion of debt discount, gain on settlement of liabilities of $11,000, and net changes in operating assets and liabilities of $810,939.

During the year ended December 31, 2019, the Company used $751,637 of cash in operating activities primarily as a result of the Company’s net loss of $1,896,150, offset by gain on change in fair value of derivative liabilities of $34,986, loss on sale of asset of $27,465, loss on asset impairment of $192,705, share-based compensation of $285,379, $100,188 in depreciation expense, $171,513 in amortization and accretion of debt discount, loss on default of convertible notes of $42,625, gain of settlement of debt $156,709 and net changes in operating assets and liabilities of $516,333.

Investing Activities

During the year ended December 31, 2020, investing activities provided $18,000 in cash in proceeds from sale of property and equipment.

During the year ended December 31, 2019, investing activities provided $350,000 in cash in proceeds from sale of property and equipment. The Company does not anticipate any investing purchasing activities in the near future.

Financing Activities

During the year ended December 31, 2020, financing activities provided $45,980, resulting from $76,500 in proceeds from convertible notes, $15,000 repayments of promissory notes and $15,520 in repayments of capital lease obligations.

During the year ended December 31, 2019, financing activities provided $338,559, resulting from $270,000 in proceeds from promissory notes and $619,303 in proceeds from convertible notes. The Company used $296,508 in repayments of promissory notes, $64,300 in repayment of convertible notes, and $189,936 in repayments of capital lease obligations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2020 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

December 31, 2020 and 2019

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

Buffalo, New York

May 12, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BoxScore Brands, Inc.

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BoxScore Brands, Inc. (the Company) as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. At December 31, 2020, the Company had an accumulated deficit of $18,130,455. The Company has contractual obligations, such as commitments for repayments of accounts payable, accrued liabilities, notes payable, convertible notes payable, and amounts due under capital lease (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, implementation of a new operational direction, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to implement its new business operations or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain debt financing, and the successful implementation of its new operational direction. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures (iii) evaluating the probability that the Company will be able to obtain debt financing, and (iv) evaluating the planned implementation of its new business operational direction.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

September 27, 2021

BOXSCORE BRANDS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2020	2019
Current assets
Cash	$23,586	-
Accounts receivable	-	1,530
Prepaid expenses and other assets	9,789	7,789
Total current assets	33,375	9,319
Noncurrent assets
Property and equipment (net)	61,600	91,673
Total assets	$94,975	$100,992

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$314,533	$278,188
Accrued expenses	390,398	399,551
Accrued interest	1,720,766	1,205,325
Other amounts due to related parties	-	67,022
Senior convertible notes, net of discount	402,704	443,804
Promissory notes payable	406,081	520,537
Convertible notes payable, net of discount	4,769,400	3,867,316
Current capital lease obligation	146,734	104,379
Total current liabilities	8,150,616	6,886,122

Noncurrent liabilities:
Promissory notes payable	118,250	-
Convertible notes payable, net of discount	481,350	1,089,699
Capital lease obligation	34,890	76,471
Derivative liabilities	3,083,255	13,553
Total noncurrent liabilities	3,717,745	1,179,723

Total Liabilities	11,868,361	8,065,845

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 75,828,064 and 37,717,755 shares issued and outstanding, respectively	75,828	37,716
Additional paid in capital	6,281,241	6,195,573
Accumulated deficit	(18,130,455)	(14,198,142)
Total stockholders’ deficit	(11,773,386)	(7,964,853)
Total liabilities and stockholders’ deficit	$94,975	$100,992

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Revenue	$-	$80,233

Cost of goods sold	-	88,965

Gross Profit	-	(8,732)

Operating Expenses
Selling	-	143,323
General and administrative	245,811	821,122
Asset impairment	-	192,705
Depreciation	-	100,188
Total operating expenses	245,811	1,257,338

Operating loss	(245,811)	(1,266,070)

Other Expenses (Income)
(Gain) loss on change in fair value of derivative liabilities	3,069,702	(34,986)
Gain on settlement of liabilities	(11,000)	(156,709)
Loss on sale of assets	12,074	27,465
Amortization and accretion of debt discount and deferred financing costs	4,432	171,513
Interest expense	611,294	622,797
Total other expenses (income)	3,686,502	630,080

Income (loss) from operations before income taxes	(3,932,313)	(1,896,150)

Provision for income taxes	-	-

Net Loss	$(3,932,313)	$(1,896,150)

Net loss per share – basic and diluted	$(0.09)	$(0.05)

Weighted average common shares – basic and diluted	41,943,712	36,369,365

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.
Consolidated Statements of Changes in Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	32,176,659	$32,177	$5,692,058	$(12,301,992)	$(6,577,757)
Shares issued for services	3,441,096	3,439	281,940	-	285,379
Shares issued for note conversion	2,100,000	2,100	102,900	-	105,000
Reclassification of warrant liability to equity related to adoption of ASU 2017-11	-	-	118,675	-	118,675
Net loss	-	-	-	(1,896,150)	(1,896,150)
Balance as of December 31, 2019	37,717,755	$37,716	$6,195,573	$(14,198,142)	$(7,964,853)
Shares issued for note conversion	38,110,309	38,112	79,896	-	118,008
Fair value of warrants	-	-	5,772	-	5,772
Net loss	-	-	-	(3,932,313)	(3,932,313)
Balance as of December 31, 2020	75,828,064	$75,828	$6,281,241	$(18,130,455)	$(11,773,386)

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,932,313)	$(1,896,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,772	285,379
Depreciation	-	100,188
Amortization and accretion of debt discount and deferred financing costs	4,432	171,513
Gain on settlement of liabilities	(11,000)	(156,709)
Loss on default of convertible notes	-	42,625
(Gain) loss on change in fair value of derivative liabilities	3,069,702	(34,986)
Loss on sale of asset	12,074	27,465
Loss on asset impairment	-	192,705
Changes in operating assets and liabilities:
Accounts receivable	1,530	24,122
Inventory	-	59,135
Prepaid expenses and other assets	(2,000)	23,221
Accounts payable and accrued expenses	283,432	(144,897)
Accrued interest	594,999	455,600
NHL and MLB sponsorship liability	-	115,000
Amount due to officers	(67,022)	(15,848)
Net cash used in operating activities	(40,394)	(751,637)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	18,000	350,000
Net cash provided by investing activities	18,000	350,000

Cash Flows from Financing Activities
Proceeds from promissory notes	-	270,000
Proceeds from convertible notes	76,500	619,303
Repayments of capital lease obligations	(15,520)	(189,936)
Repayment of convertible note	-	(64,300)
Repayments of promissory notes	(15,000)	(296,508)
Net cash provided by financing activities	45,980	338,559

Net increase (decrease) in cash	23,586	(63,078)

Cash, beginning of period	-	63,078

Cash, end of period	$23,586	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosures of non-cash investing and financing activity:
Accounts payable and accrued payable exchanged for convertible note	$228,947	$178,572
Note payable converted to equity	$118,008	$105,000
Promissory note converted into convertible notes	$-	$248,485
Accrued interest exchanged into convertible notes	$-	$73,339

The accompanying notes are an integral part of these consolidated financial statements.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s fiscal year ends is December 31.

The accompanying consolidated financial statements include the accounts of BoxScore Brands, Inc. and the operations of its wholly-owned subsidiaries U-Vend America, Inc., U-Vend Canada, Inc. and U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Earnings (Loss) Per Share

The Company presents basic and diluted earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of December 31, 2020 and 2019, respectively, there were approximately 166 million and 160 million shares, respectively, potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

Certain of the Company’s debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, “Derivatives and Hedging.” Certain warrants were issued between June 2013 and December 2014 were derivative liabilities outside the exception of applying ASU 2017-11, “Accounting for Certain Financial Instruments with Down Round Features.” When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. On January 1, 2019, the Company adopted ASU 2017-11 on its consolidated financial statements and reclassified $118,675 as equity from derivative liabilities. The estimated fair value of the derivative warrant instruments was calculated using a Black Scholes valuation model.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as December 31, 2020 and 2019:

	Carrying	Fair Value Measurement at
	Value	December 31, 2020
		Level 1	Level 2	Level 3

Derivative liabilities, debt and equity instruments	$3,083,255	—	—	$3,083,255

	Carrying	Fair Value Measurement at
	Value	December 31, 2019
		Level 1	Level 2	Level 3

Derivative liabilities, debt and equity instruments	$13,553	—	—	$13,553

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

Gain on Settlement of Liabilities

During the year ended December 31, 2020 creditors forgave aggregate amount of $11,000 associated with accrued expenses. During the year ended December 31, 2019 creditors forgave aggregate amount of $156,709, of which approximately $64,000 were associated accrued expenses, $45,000 related to conversion of approximately $105,000 of accounts payable to a $60,000 convertible note, and $47,000 was connected to forgiveness of accounts payable.

Other Amounts due to Related Parties

Amounts due from related parties represent past amounts owed for compensation and operating expenses paid by the related party on behalf of the Company. During the year ended December 31, 2019, the Company reclassified approximately $185,000 from due to related parties to accrued expenses, as a result of the individual no longer being an officer of the Company during 2019, and paid net $63,370 to related parties, resulting in a balance of $67,022 owed at December 31, 2019. During the year ended December 31, 2020, this amount was reclassed to accrued expenses.

Revenue Recognition

Revenue is recognized at the time each vending transaction occurs, the payment method is approved, and the product is disbursed from the machine. Wholesale revenue, including revenue earned under contracts with major sports organizations, are recognized at the time the products are delivered to the customer based on the agreement with the customer. We recognize revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the core principle of which is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue recognition principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as the performance obligations are satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

Income Taxes

Income taxes are accounted for under the liability method in accordance with ASC 740, “Income Taxes.” Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statements and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized, or the liability settled.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Recent Accounting Pronouncements

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported net loss of $3,932,313 for the year ended December 31, 2020 and has incurred accumulated losses totaling $18,130,455 through December 31, 2020. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Property and Equipment

Property and equipment consist of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Freezers and other equipment	$61,600	$91,673
Delivery vans	-	-
Less: accumulated depreciation	-	-
Total	$61,600	$91,673

Depreciation expense amounted to $0 and $100,188 for the years ended December 31, 2020 and 2019, respectively. We impaired our fixed assets by $0 and $192,705 during the years ended December 31, 2020 and 2019, respectively, related to the certain freezers and other equipment based the expected recoverability of the assets not currently in use.

During the years ended December 31, 2020 and 2019, the Company recorded losses on sale of assets of $12,074 and $27,465, respectively, related to sale of the certain freezers and other equipment.

Note 5 – Debt

Senior Convertible Notes

During the year ended December 31, 2018, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2018 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), was extended until December 31, 2019. During the year ended December 31, 2020, principal and accrued interest in the amount of $55,788 were converted into 14,760,086 shares of common stock. The carrying value as of December 31, 2020 and 2019 was $268,900 and $310,000, respectively.

On June 30, 2016, the Company issued a Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2018 and was due on December 31, 2019. It is convertible into shares of common stock at a conversion price $0.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017. The carrying value as of December 31, 2020 and 2019 was $108,804.

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7%, was due in December 2019, and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and was recorded as interest expense during 2017 and a warrant liability due to the down round provision in the note agreement. The carrying value as of December 31, 2020 and 2019 was $25,000.

As of the date of release of these financial statements, all senior convertible notes were in default with an interest rate increased to 15%.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note as of December 31, 2020 and 2019 was $6,235.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, we had note balance of $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount. As of December 31, 2020 and 2019, the balance outstanding on these notes was $25,784.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default by 2% over original interest rate and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of December 31, 2020 and 2019, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador. The notes accrue interest at 7% and have a two-year term. As of December 31, 2020 and 2019, the balance outstanding on these notes was $28,000.

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

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. In 2018, the Company borrowed an additional $25,000 and repaid $60,000. The balance outstanding on this note as of December 31, 2020 and 2019, was $80,000.

In October 2014, January 2015 and October 2015, the Company entered into three (3) separate 24-month equipment financing agreements (the “Agreements”) with Perkins Industries, LLC (“Perkins”) for equipment in the aggregate amount of $387,750 with an annual interest rate of 15%. The assets financed consisted of self-service electronic kiosks placed in service in the Company’s Southern California region. The Company is obligated to make monthly interest only payments in accordance with the Agreements. The Agreements include a put/call option at the end of year one and the end of year two. Neither of these options were exercised. During 2017, $100,000 was paid down on the notes. The carrying value as of December 31, 2018 was $287,750. Maturities of these notes were extended to December 31, 2019. During the year ended December 31, 2019, $39,266 was paid down on the notes. On April 1, 2019, total principal and accrued interest in the amount of $321,824 were restructured into two converted notes below. The carrying value as of December 31, 2020 and 2019 was $0.

Pursuant to the Agreements, Perkins received a warrant to purchase an aggregate of 310,200 shares at an exercise price of $0.35 per share with a contractual term of three (3) years. The warrant was recorded as a debt discount and a warrant liability in the aggregate amount of $3,708 due to the down round provision, pursuant to which the exercise price of the warrants was revised to $0.26 at December 31, 2016.

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

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matured 64 weeks later. The Company recorded $11,160 to debt discount. During the year ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019. During the year ended December 31, 2020, the Company repaid $15,000 in principal and fully amortized $544 of debt discount. As of December 31, 2020 and 2019, the balance outstanding on this note was $51,062 and $65,518, respectively.

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

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and maturing on August 8, 2019. As of December 31, 2020 and 2019, the balance outstanding on these notes was $135,000.

As of the date of release of these financial statements, promissory notes were in default with an interest rate increased by 2% over the original interest rate.

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $0.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of December 31, 2019, the outstanding balance was $100,000. On December 23, 2020, total principal and accrued interest in the amount of $118,250 were converted into a new promissory note in the principal amount of $118,250 with an annual 10% rate of interest and mature on January 15, 2022. As of December 31, 2020, the outstanding balance was $118,250.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of December 31, 2020 and 2019, outstanding balance of these notes was $121,000. As of the date of release of these financial statements, these notes were in default with an interest rate increased to 15%.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company agreed to a revised conversion price of $0.05 per share and a revised warrant exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended December 31, 2017. As of December 31, 2020 and 2019, outstanding balance of these notes was $45,000.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share. The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of December 31, 2020 and 2019, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

2016 Stock Purchase Agreement

On June 30, 2016, the Company entered into the 2016 Stock Purchase Agreement (the “2016 SPA”) pursuant to which it issued five convertible notes in the aggregate principal amount of $761,597. The 2016 SPA notes were due in November 2020 and bear interest at 9.5% per annum. The notes are convertible into shares of common stock at a conversion price of $0.17 per share. With these notes, the Company satisfied its obligations for: previously issued promissory notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to a former officer of $81,250, and additional interest, expenses, fine and penalties of $23,110. The Company charged additional interest, expenses, fines and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the year ended December 31, 2016.

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

As of December 31, 2020 and 2019, the 2016 SPA had a carrying value of $676,597. As of the date of release of these financial statements, these notes were in default with an interest rate increased to 18%.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of December 31, 2020 and 2019, the Cobrador 2016 Notes had a carrying value of $95,000.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of December 31, 2020 and 2019, the carrying value of the notes was $250,000. As of the date of release of these financial statements, these notes were in default with an interest rate increased to 18%.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount. As of December 31, 2020 and 2019, the carrying value of the notes was $924,282. As of the date of release of these financial statements, these notes were in default with an interest rate increased to 18%.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. These notes are accruing interest at the cash rate of 9.5%. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 as of December 31, 2019. During the year ended December 31, 2020, the Company fully amortized $3,889 of debt discount resulting in carrying value of $537,500 as of December 31, 2020. As of the date of release of these financial statements, convertible notes were in default with an interest rate increased to 18%.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The note is accruing interest at the 9.5% cash rate. As of December 31, 2020 and 2019, the carrying value of the notes was $436,500. As of the date of release of these financial statements, convertible notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2018, the Company entered into three convertible note agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bear interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $296,450 at December 31, 2019. During the year ended December 31, 2020, total principal and accrued interest in the amount of $37,712 were converted into 9,924,132 shares of common stock, resulting in carrying value of $281,250 as of December 31, 2020.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company had the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matured on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company fully amortized $23,384 of debt discount. During the year ended December 31, 2020, accrued interest in the amount of $24,508 was converted into 13,426,091 shares of common stock. As of December 31, 2020 and 2019, the carrying value of the note was $127,875. As of the date of release of these financial statements, convertible note was in default with an interest rate increased to 24%.

On March 14, 2019, the Company converted accounts payable of approximately $105,000 payables into a convertible note agreement in the principal amount of $60,000, remaining balance of the amount owed was released and recorded as a settlement of liability. The note has a 2 year term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The note is accruing interest at the cash rate of 9.5%. The outstanding principal balance was $60,000 as of December 31, 2020 and 2019.

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $331,824 as of December 31, 2020 and 2019.

On April 15, 2019, the Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was $108,572 as of December 31, 2020 and 2019. The note is accruing interest at the 9.5% cash rate.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the Company’s option. The notes also contain a 4.99% limitation of ownership on conversion. The investor had consented to higher draws on the facility in excess of the limit per the initial agreement. On April 15, 2020, the Company issued a convertible note in the amount of $206,231. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. On December 24, 2020, the Company issued a convertible promissory note in the amount of $147,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. The note is accruing interest at the 9.5% cash rate. During the year ended December 31, , 2020, $176,928 was drawn under the agreement, including $75,500 in cash proceeds and $1000,428 in repayment of accrued liabilities. As of December 31, 2020 and 2019, $603,231 and $426,303 was drawn under these agreements, respectively.

During the year ended December 31, 2019, the Company entered into several convertible note agreements in the amount of $68,000. The Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 as of December 31, 2020 and 2019. The Notes are accruing interest at the 9.5% cash rate.

During the year ended December 31, 2019, the Company entered into a convertible notes agreement in the amount of $50,000. The Note has a 6 month term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.01 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was of $50,000 as of December 31, 2020 and 2019.

2020 Financings

On January 1, 2020, the Company issued a convertible note in the amount of $8,500 for conversion of accrued liabilities. The Note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $8,500 as of December 31, 2020.

On March 1, 2020, the Company issued a convertible note in the amount of $17,899 for conversion of accrued liabilities. The Note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $17,899 as of December 31, 2020.

On November 1, 2020, the Company issued a convertible note in the amount of $46,719 for conversion of accrued liabilities. The Note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $46,719 as of December 31, 2020.

The 2020 Financings are accruing interest at their cash repayment rate of 9.5%.

Scheduled maturities of debt remaining as of December 31, 2020 for each respective fiscal year end are as follows:

2020	$4,664,789
2021	913,396
2022	599, 600
6,177,785
Less: unamortized debt discount	-
$6,177,785

The following table reconciles, for the years ended December 31, 2020 and 2019, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements:

	December 31, 2020	December 31, 2019
Balance of embedded derivative at the beginning of the year	$13,553	$28,357
Additions related to embedded conversion features of convertible debt issued	-	9,502
Derivative liabilities reduction due to notes default	-	(112,408)
Change in fair value of conversion features	3,069,702	88,102
Balance of embedded derivatives at the end of the year	$3,083,255	13,553

Note 6 – Capital Lease Obligations

The Company acquired capital assets under capital lease obligations. Pursuant to the agreement with the lessor, the Company makes quarterly lease payments and will make a guaranteed residual payment at the end of the lease as summarized below. At the end of the lease, the Company will own the equipment.

In August 2016, the Company and the lessor agreed to extend the term of the lease until December 31, 2020. As a consideration of the extension, the Company issued warrants to acquire 150,000 shares of common stock. The warrants have an exercise price of $0.30 per share, a term of three years, and were recorded as a debt discount and warrant liability due to the down round provision and as such are marked to market each reporting period. On January 1, 2019, the Company adopted ASU 2017-11 on its consolidated financial statements and reclassified $118,675 as equity from derivative liabilities.

During the year ended December 31, 2018 the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of December 31, 2020, under the current portion of capital leases.

2021	$157,503
2022	30,584
2023	10,252
Total minimum lease payments	198,339
Less: Amount represented interest	(16,715)
Present value of minimum lease payments and guaranteed residual value	$181,624

Note 7 – Capital Stock

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2020 and 2019, there are 10,000,000 shares of preferred stock authorized, par value $0.001, and no shares issued or outstanding.

Common Stock

The Company has authorized 600,000,000 shares of common stock with a par value of $.001.

During the year ended December 31, 2020, the Company issued 38,110,309 shares of its common stock, in conversion of $118,008 of convertible notes.

During the year ended December 31, 2019, the Company issued 5,541,096 shares of its common stock, including 3,441,096 shares of common stock with a fair value of $285,379 for services rendered, and 2,100,000 shares in conversion of $105,000 of convertible notes.

Note 8 – Stock Options and Warrants

Warrants

At December 31, 2020 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2020
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November -December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2019 financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants – 2020 financing	10,500,000	$0.07	March 2024
2019 Warrants for services	3,500,000	$0.07	March 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
Total	52,979,485

During the year ended December 31, 2020, the Company issued warrants exercisable into 3,000,000 shares of common stock to its officer. The fair value of warrants was determined to be $5,772, and was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 339%, risk-free interest rate 1.35%, expected dividend yield of 0%.

A summary of all warrants activity for the years ended December 31, 2020 and 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	62,566,102	$0.06	2.53
Granted	14,000,000	$0.02	1.21
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(25,289,698)	$0.06	-
Balance outstanding at December 31, 2019	51,276,404	$0.06	2.24
Exercisable at December 31, 2019	51,276,404	$0.06	2.24

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	51,276,404	$0.06	2.24
Granted	3,000,000	$0.05	4.84
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(1,296,919)	$0.12	-
Balance outstanding at December 31, 2020	52,979,485	$0.06	2.34
Exercisable at December 31, 2019	52,979,485	$0.06	2.34

The following table provides a summary of changes in the down-round warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Balance of embedded down-round derivative at the beginning of the year	$-	$129,355
Fair value of warrants issued and recorded as liabilities	-	-
Reclassification of warrant lability to equity related to adoption of ASU 2017-11	-	(118,675)
Gain on fair value adjustment	-	(10, 680)
Balance of embedded down-round derivatives at the end of the year	$-	$-

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

A summary of all stock option activity for the years ended December 31, 2020 and 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	3,155,100	$0.25	2.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at December 31, 2019	3,155,100	$0.25	1.5
Exercisable at December 31, 2019	3,155,100	$0.25	1.5

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	3,155,100	$0.25	1.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	(3,152,600)	-	-
Balance outstanding at December 31, 2020	2,500	$60	0.5
Exercisable at December 31, 2020	2,500	$60	0.5

Note 9 – Commitments and Contingencies

Major League Baseball Properties, Inc. License Agreement

In March 2016, the Company entered into a license agreement beginning April 1, 2016 through December 31, 2019 with Major League Baseball Properties, Inc. (“MLB” “Licensor”) for the non-exclusive right to certain proprietary intangible property of the Licensor to be used in connection with the manufacturing, distribution, promotion and advertisement of the Company’s products sold within the U.S., the District of Columbia and U.S. territories. Under the license agreement, the Company was scheduled to pay the following guaranteed payments; $150,000 during 2016, $275,000 during 2017, $100,000 during 2018, and $115,000 during 2019. The Company was obligated to pay the licensor a royalty based on the product sold or advertising sold. The royalty paid was to offset all or a portion of the guaranteed payments. The agreement was subject to customary default and termination clauses. The Company paid $0 during the years ended December 31, 2019 and 2020, and has accrued $115,000 at December 31, 2020 and 2019.

As of December 31, 2020, the agreement with MLB has expired. The Company will not be continuing the relationship.

Note 10 - Income Taxes

Loss from operations before provision (benefit) for income taxes is summarized in the following table:

	Years ended December 31,
	2020	2019

Domestic	$(3,954,316)	$(1,878,591)
Foreign	(-)	(17,559)

	$(3,954,316)	$(1,896,150)

	Years ended December 31,
	2020	2019
Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	-	$-

Deferred
Federal	(770,342)	(253,561)
State	(207,471)	(49,921)
Foreign	-	-
Total Deferred	(977,813)	(303,481)
Less increase in allowance	977,813	303,481
Net Deferred	-	-

Total income tax provision (benefit)	$-	$-

The significant components of the deferred tax assets and liabilities are summarized below:

	Years ended December 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$3,023,143	$2,862,056
Depreciable and amortizable assets	(20,520)	(28,808)
Stock based compensation	50,297	49,555
Beneficial conversion feature	838,752	30,223
Loss reserve	457	251
Accrued compensation	35,146	35,707
Other	29,908	30,386
Total	3,957,183	2,979,370
Less valuation allowance	(3,957,183)	(2,979,370)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2020, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $11.9 million and $12.3 million, respectively. Of the federal net operating loss carryforward, $8.6 million, if not utilized earlier, expires through 2037 and $3.3 million will carryforward indefinitely. The state net operating loss carryforwards expire through 2040, if not utilized earlier. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carryforwards before they expire, the Company has recorded a valuation allowance to fully offset the net operating loss carryforwards, as well as the total net deferred tax assets.

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

During the years ended December 31, 2020 and 2019, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, as well as the states of California, Florida, Illinois and New York. The tax years 2017-2020 generally remain open to examination by the U.S. federal and state taxing authorities. In addition, the 2016 tax year is still open to examination by the state of California.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table:

	Years ended December 31,
	2020	2019
Statutory United States federal rate	21.00%	21.00%
State income tax, net of federal benefit	4.14	2.08
Change in valuation allowance	(24.72)	(16.03)
Stock based compensation	-	(9.93)
Permanent differences	(0.42)	2.88
Tax rate differential between jurisdictions	-
Other	-
Foreign net operating loss adjustment	-	-
Effective tax rate benefit (provision)	-%	-%

Note 11 – Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2020 through the date these financial statements were issued and determined the following significant events require disclosure:

Subsequent to December 31, 2020, the Company issued multiple convertible promissory notes in the aggregate principal amount of $515,000 to unaffiliated investors. The notes bear interest at the rate of 9.5% per annum and are due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.05 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to December 31, 2020, the Company issued a convertible note for deferred compensation in the principal amount of $94,600. The notes bear interest at the rate of 9.5% per annum and is due and payable in two years. The note is convertible into shares of the Company’s common stock at $0.05 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to December 31, 2020, the Company issued 150,775,975 of its common stock in conversion of $568,589 of convertible notes.

Subsequent to December 31, 2020, the Company hired Patrick Avery as the Company’s Chief Operating Officer with a salary of $84,000.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
Andrew Boutsikakis	45	Chief Executive Officer, President and Director	February 2020
John Edward (Jay) Hentschel	52	Director	June 2017
Patrick White	65	Director	October 2009
Jared Levinthal	48	Director	December 2018
Patrick Avery	66	Chief Operating Officer	July 2021

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

 Jared Levinthal has served as a Director of the Company since December 2018. Mr. Levinthal is a Partner with Lightfoot Franklin & White, PLLC in Houston, Texas. Mr. Levinthal is a graduate, with Honors, Order of the Coif, from the University of Texas School of Law. Mr. Levinthal is a graduate of Tulane University with a BA, and is a member of the Texas Bar.

Patrick Avery has over 30 years of experience working in the industries of fertilizer, mining, specialty chemicals, petroleum, and construction/project management. For the first 15 years of his career, Mr. Avery worked for ARCO and Santa Fe Pacific Pipelines in refining and transportation. In the fertilizer industry, he worked for 11 years with JR Simplot, one of the largest privately held food and agribusiness companies in the USA, where he held senior positions across all key business units such as mining, manufacturing, supply chain, wholesale sales and energy management, managing over 1500 employees, three mines(two phosphate and one silica), and five major manufacturing facilities, and several warehouse/distribution locations, making dozens of products from chemical fertilizers, industrial products, and water treatment. Mr. Avery was also President of Intrepid Potash (NYSE:IPI), where he led all aspects of mining, manufacturing, logistics and sales. He has led several junior fertilizer companies through all key phases of growth and is currently a Board Member at Fertoz an AUS phosphate company with major assets in North America. More recently, Mr. Avery is the Principal and Owner of LDR Solution LLC, a consulting firm for major mining, chemical, fertilizer, project management and private equity companies.

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

The following table discloses compensation received by our Chief Executive Officer, Chief Operating Officer and President, BoxScore Brands, Inc., also referred to herein as our “named executive officers,” for the years ended December 31, 20192020 and 2019.

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2020 and 2019 for services in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant Awards ($)	All Other Compensation ($)	Total ($)
Andrew Boutsikakis (1)	2020	48,400	-	-	5,772	-	54,172
Chief Executive Officer	2019	-	-	-	-	-	-
Michael Flanagan (2)	2020	-	-	-	-	-	-
Former Chief Executive Officer	2019	90,000	-	-	-	-	90,000
Tyler J. Humphrey (3)	2020	-	-	-	-	-	-
Interim Chief Financial Officer	2019	46,500	-	-	-	-	46,500
Michael T. Carroll (4)	2020	-	-	-	-	-	-
Former Chief Executive Officer	2019	8,667	-	-	-	-	8,667

1)	Mr. Boutsikakis was appointed CEO effective February 1, 2020 and was granted a monthly salary of $12,500. During the year ended December 31, 2020, he earned $137,500 under this arrangement, of which $48,400 was paid during the year and remaining balance was earned but unpaid

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

Employment Agreement

The Company and Mr. Boutsikakis entered into an employment agreement, effective February 1, 2020, for a period of two years. Mr. Boutsikakis in his capacity as Chief Executive Officer was granted a monthly salary of $12,500, of which $7,500 are payable in cash and $5,000 are payable in a convertible note. Mr. Boutsikakis also received a five-year warrant to purchase 3,000,000 shares of common stock at $0.05. The warrant has a two-year, quarterly vesting schedule.

The Company and Mr. Flanagan entered into an employment agreement, effective April 1, 2019, for a period of two years, which may be extended by mutual consent. Mr. Flanagan in his capacity as Chief Executive Officer is entitled to 10% of company revenue with a monthly guarantee of $10,000 as a non-recourse draw against sales. Mr. Flanagan will also receive a five (5) year warrant to purchase 3,000,000 shares of common stock at $.07. The warrant will have a two-year, quarterly vesting schedule. The Employment Agreement may be terminated prior to such date, however, upon Mr. Flanagan’s death, disability, by the Company for Cause (as defined in the Employment Agreement), by Mr. Flanagan for Good Reason (as defined in the Employment Agreement) and voluntary termination by Mr. Flanagan other than for Good Reason upon 30 days’ notice. Upon termination by the Company for any reason other than Cause or by Mr. Flanagan for Good Reason, Mr. Flanagan will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for the remainder of the then-current term. Upon termination by reason of Mr. Flanagan’s death or disability, he will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for 1 year beginning 30 days after the date of termination. Upon termination by the Company for Cause or voluntarily by Mr. Flanagan for other than Good Reason, he will receive only accrued but unpaid salary through the date of termination. Mr. Flanagan resigned effective December 27, 2019. Mr. Flanagan was terminated effective December 27, 2019.

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

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. As of December 31, 2020, the Company had 2,500 options outstanding under the Plan to employees, directors and outside consultants.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 24, 2021, there were 226,604,039 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of September 24, 2021 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 3675 W. Teco Avenue Suite 8, Las Vegas, Nevada 89118.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Andrew Boutsikakis (1)	3,000,000	1.31%
Patrick White (2)	778 ,757	*
John Edward (Jay) Hentschel	200,000	*
Jared Levinthal	300,000	*
All directors and named executive officers as a group (4 individuals)	4,278,757	1.86%

*	Less than 1%

1.	Includes 3,000,000 shares issuable upon exercise of warrants.

2.	Includes 2,500 shares issuable upon exercise of options.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC) (“Pinnacle”) for audit and review services for the year ended December 31, 2020 were $25,000. The aggregate fees billed for professional services rendered by our prior principal accountant, Freed Maxick CPAs, P.C. (“Freed”), for audit and review services for the year ended December 31, 2019 were $67,239. For the years ended December 31, 2020 and 2019, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed for other audit related services by our principal accountant, Pinnacle, or our prior principal accountant, Freed, pertaining to registration statements for the years ended December 31, 2020 and 2019 were approximately $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Pinnacle, for preparation of tax returns during the year ended December 31, 2020 were $0. The aggregate fees billed for professional services rendered by our prior principal accountant, Freed, for preparation of tax returns during the year ended December 31, 2019 were $2,200.

All Other Fees

The aggregate other fees billed for professional services rendered by our principal accountant, Pinnacle, or our prior principal accountant, Freed, during the years ended December 31, 2020 and 2019 were $0.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form 02S-1 filed on April 9, 2010).
3.2	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).
3.3	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2018).
3.4	By-laws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).
10.3	Form of Senior Convertible Note issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.4	Form of Warrant to Purchase Common Stock issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.5	Form of Vending Machine Equipment Lease with Automated Retail Leasing Partners (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.6	Form of Warrant between Automated Retail Leasing Partners, LP and Internet Media Services, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2014).
10.7	Promissory Note, dated May 30, 2014, issued to Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 1, 2014).
10.8	Equipment Lease Agreement, dated October 21, 2014, between BoxScore Brands, Inc. and Perkin Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).
10.9	Warrant to Purchase Common Stock issued to Perkin Industries, LLC, dated October 21, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).
10.10	Modification to the Series of Cobrador Stock Purchase Agreement, Senior Convertible Notes and Series A Warrants between BoxScore Brands, Inc. and Cobrador Multi-Strategy Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015).
10.11	NHL/U-Vend Corporate Marketing Letter Agreement, dated February 27, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2015).
10.12	Form of Securities Purchase Agreement between the Company and each investor, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.13	Form of Convertible Promissory Note, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.14	Form of Warrant to Purchase Common Stock, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.15	Securities Purchase Agreement between the Company and each investor, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.16	Form of Convertible Promissory Note, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.17	Form of Warrant to Purchase Common Stock, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.18	Debt Conversion Agreement of Raymond Meyers, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.19	Debt Conversion Agreement of Paul Neelin, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.20	Debt Conversion Agreement of Mark Chapman, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.21	Agreement to Amend Leases, dated as of August 8, 2016, between the Company and Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
10.22	Warrant to Purchase Shares of Common Stock issued to Automated Retail Leasing Partners, LP, dated August 8, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
10.23	Master Services Consulting Agreement, dated as of February 1, 2017, between the Company and Raymond Meyers (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.24	Employment Agreement, dated as of February 1, 2017, between the Company and David Graber (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.37	Master Distribution Agreement, dated as of January 26, 2017, between the Company and UVend Group of Companies (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
21.1	Subsidiaries of the Registrant (filed herewith).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith). (1)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Definition Document
101.PRE*	XBRL Presentation Linkbase Document

(1)	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXSCORE BRANDS, INC.

September 24, 2021	By:	/s/ Andrew Boutsikakis
Andrew Boutsikakis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 24, 2021	/s/ Andrew Boutsikakis
Andrew Boutsikakis Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

September 24, 2021	/s/ John Edward (Jay) Hentschel
John Edward (Jay) Hentschel Director

September 24, 2021	/s/ Patrick White
Patrick White Director

September 24, 2021	/s/ Jared Levinthal
Jared Levinthal Director