Form 10-Q
period 2021-03-31
BOXSCORE BRANDS, INC.
filed 2021-09-28
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 226,604,039 as of September 27, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

BOXSCORE BRANDS, INC.

FORM 10-Q

For the Three months Ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXSCORE BRANDS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$20,934	$23,586
Prepaid expenses and other assets	2,632	9,789
Total current assets	23,566	33,375
Noncurrent assets
Property and equipment (net)	17,500	61,600
Total assets	$41,066	$94,975

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$318,337	$314,533
Accrued expenses	338,512	390,398
Accrued interest	1,822,692	1,720,766
Senior convertible notes	288,804	402,704
Promissory notes payable	509,331	406,081
Convertible notes payable	4,897,899	4,769,400
Current capital lease obligation	45,699	146,734
Total current liabilities	8,221,274	8,150,616

Noncurrent liabilities:
Promissory notes payable	-	118,250
Convertible notes payable	524,950	481,350
Capital lease obligation	14,742	34,890
Derivative liabilities	1,231,122	3,083,255
Total noncurrent liabilities	1,770,814	3,717,745

Total Liabilities	9,992,088	11,868,361

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 130,226,748 and 75,828,064 shares issued and outstanding, respectively	130,226	75,828
Additional paid in capital	6,435,132	6,281,241
Accumulated deficit	(16,516,380)	(18,130,455)
Total stockholders’ deficit	(9,951,022)	(11,773,386)
Total liabilities and stockholders’ deficit	$41,066	$94,975

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Revenue	$-	$-

Operating Expenses
General and administrative	73,495	51,582
Total operating expenses	73,495	51,582

Operating loss	(73,495)	(51,582)

Other Expenses (Income)
(Gain) loss on change in fair value of derivative liabilities	(1,852,133)	394
Gain on settlement of liabilities	(31,326)	-
Loss on sale of assets	-	12,074
Amortization and accretion of debt discount and deferred financing costs	-	2,657
Interest expense	195,889	151,489
Total other expenses (income)	(1,687,570)	166,614

Income (loss) from operations before income taxes	1,614,075	(218,196)

Provision for income taxes	-	-

Net income (loss)	$1,614,075	$(218,196)

Net income (loss) per share – basic	$0.02	$(0.01)
Net income (loss) per share – diluted	$(0.00)	$(0.01)

Weighted average common shares – basic	100,299,993	37,717,755
Weighted average common shares – diluted	267,515,038	37,717,755

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	37,717,755	$37,716	$6,195,573	$(14,198,142)	$(7,964,853)
Net loss	-	-	-	(218,196)	(218,196)
Balance as of March 31, 2020	37,717,755	$37,716	$6,195,573	$(14,416,338)	$(8,183,049)

Balance as of December 31, 2020	75,828,064	$75,828	$6,281,241	$(18,130,455)	$(11,773,386)
Shares issued for note conversion	54,398,684	54,398	152,317	-	206,715
Fair value of warrants	-	-	1,574	-	1,574
Net income	-	-	-	1,614,075	1,614,075
Balance as of March 31, 2021	130,226,748	$130,226	$6,435,132	$(16,516,380)	$(9,951,022)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$1,614,075	$(218,196)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	1,574	-
Amortization and accretion of debt discount and deferred financing costs	-	2,657
Gain on settlement of liabilities	(31,326)	-
(Gain) loss on change in fair value of debt and warrant liabilities	(1,852,133)	394
Loss on sale of assets	-	12,074
Changes in operating assets and liabilities:
Accounts receivable	-	1,530
Prepaid expenses and other assets	2,000	-
Accounts payable and accrued expenses	15,417	107,095
Accrued interest	194,741	146,389
Amount due to officers	-	(67,022)
Net cash used in operating activities	(55,652)	(15,079)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	18,000
Net cash provided by investing activities	-	18,000

Cash Flows from Financing Activities
Proceeds from convertible notes	125,000	7,500
Repayments of capital lease obligations	(57,000)	(10,421)
Repayments of promissory notes	(15,000)	-
Net cash provided by (used in) financing activities	53,000	(2,921)

Net decrease in cash	(2,652)	-

Cash, beginning of period	23,586	-

Cash, end of period	$20,934	$-

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued expenses exchanged for convertible note	$47,100	$54,227
Fixed assets under lease exchanged in settlement of lease liability	$44,100	$-
Senior convertible notes converted to common stock	$113,900	$-
Accrued interest on senior convertible notes converted to common stock	$92,815	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Notes to Condensed Consolidated Financial Statements

For the Three months Ended March 31, 2021 and 2020

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2020 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on September 27, 2021.

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

Earnings Per Share

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

As of March 31, 2021 and December 31, 2020, there were approximately 167 million and 166 million shares, respectively, potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income (loss)	1,614,076	(218,196)
(Gain) loss on change in fair value of derivatives	(1,852,133)	-
Interest on convertible debt	195,889	-
Net income (loss) - diluted	(42,168)	(218,196)

Denominator:
Weighted average common shares outstanding	100,299,993	37,717,755
Effect of dilutive shares	167,215,045	-
Diluted	267,515,038	37,717,755

Net income (loss) per common share:
Basic	$0.02	$(0.01)
Diluted	$(0.00)	$(0.01)

For the three months ended March 31, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurement at
	Carrying	March 31, 2021
	Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$1,231,122	—	—	$1,231,122

		Fair Value Measurement at
	Carrying	December 31, 2020
	Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$3,083,255	—	—	$3,083,255

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

Gain on Liabilities Settlement

During the three months ended March 31, 2021 creditors forgave aggregate amount of $ $15,252 associated with accrued expenses. In addition, the Company recorded a gain on capital lease settlement of $16,074 as detailed in Note 6, resulting in total gain on settlement of liabilities of $31,326.

Revenue Recognition

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

Recent Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for public business entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021, and for all other entities for fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities no earlier than for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effects this ASU will have on its financial statements.

The Company has examined all recent accounting pronouncements and determined that they will not have a material impact on its financial position, results of operations, or cash flows.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported net gain of $1,614,075 for the three months ended March 31, 2021 and has incurred accumulated losses totaling $16,516,380 through March 31, 2021. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Property and Equipment

Property and equipment consist of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 20120
Freezers and other equipment	$17,500	$61,600
Delivery vans	-	-
Less: accumulated depreciation	-	-
Total	$17,500	$61,600

During the three months ended March 31, 2020, the Company received proceeds of $18,000 from the sale of freezers and other equipment, resulting in a loss on sale of assets of $ $12,074. During the three months ended March 31, 2021, the Company remitted leased assets with a carrying value of $44,100 back to the lessors in settlement of the underlying lease liability (Note 6).

Note 5 – Debt

Senior Convertible Notes

During the year ended December 31, 2018, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2018 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), was extended until December 31, 2019. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. During the year ended December 31, 2020, principal and accrued interest in the amount of $55,788 were converted into 14,760,086 shares of common stock. The carrying value as of December 31, 2020 was $268,900. During the three months ended March 31, 2021, total principal and accrued interest in the amount of $206,715 were converted into 54,398,684 shares of common stock resulting in carrying value of $155,000 as of March 31, 2021.

On June 30, 2016, the Company issued a Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2018 and was due on December 31, 2019. It is convertible into shares of common stock at a conversion price $0.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017. The carrying value as of March 31, 2021 and December 31, 2020, was $108,804.

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7%, was due in December 2019, and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and was recorded as interest expense during 2017 and a warrant liability due to the down round provision in the note agreement. The carrying value as of March 31, 2021 and December 31, 2020, was $25,000.

As of the date of release of these financial statements, all senior convertible notes were in default.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note as of March 31, 2021 and December 31, 2020, was $6,235.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, note balance was $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount. As of March 31, 2021 and December 31, 2020, the balance outstanding on these notes was $25,784.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of March 31, 2021 and December 31, 2020, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador. The notes accrue interest at 7% and have a two-year term. As of March 31, 2021 and December 31, 2020, the balance outstanding on these notes was $28,000.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. In 2019, the Company borrowed an additional $25,000 and repaid $60,000. The balance outstanding on this note as of March 31, 2021 and December 31, 2020, was $80,000.

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the year ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019. During the year ended December 31, 2020, the Company repaid $15,000 in principal and fully amortized $544 of debt discount. As of December 31, 2020, the balance outstanding on this note was $51,062. During the three months ended March 31, 2021, the Company repaid $15,000 in principal resulting in carrying value of $36,062 as of March 31, 2021.

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 31, 2019. As of March 31, 2021 and December 31, 2020, the balance outstanding on these notes was $135,000.

As of the date of release of these financial statements, promissory notes were in default.

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $0.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of December 31, 2019, the outstanding balance was $100,000. On December 23, 2020, total principal and accrued interest in the amount of $118,250 were converted into a new promissory note in the principal amount of $118,250 with an annual 10% rate of interest and mature on January 15, 2022. As of March 31, 2021 and December 31, 2020, the outstanding balance was $118,250.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of March 31, 2021 and December 31, 2020, outstanding balance of these notes was $121,000. As of the date of release of these financial statements, these notes were in default.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company agreed to a revised conversion price of $0.05 per share and a revised warrant exercise price of $0.07 per share. The change in the value of warrants was not material and was charged to operations during the year ended December 31, 2017. As of March 31, 2021 and December 31, 2020, outstanding balance of these notes was $45,000.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share. The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. As of March 31, 2021 and December 31, 2020, the 2015 SPA had a balance of $406,000. The debt discount was fully amortized as of December 31, 2016.

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

As of March 31, 2021 and December 31, 2020, the 2016 SPA had a carrying value of $676,597. As of the date of release of these financial statements, these notes were in default.

Other 2016 Financings

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of March 31, 2021 and December 31, 2020, the Cobrador 2016 Notes had a carrying value of $95,000.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of March 31, 2021 and December 31, 2020, the carrying value of the notes was $250,000. As of the date of release of these financial statements, these notes were in default.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount. As of March 31, 2021 and December 31, 2020, the carrying value of the notes was $924,282. As of the date of release of these financial statements, these notes were in default.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 as of December 31, 2019. During the year ended December 31, 2020, the Company fully amortized $3,889 of debt discount resulting in carrying value of $537,500 as of March 31, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible notes were in default.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. As of March 31, 2021 and December 31, 2020, the carrying value of the notes was $436,500. As of the date of release of these financial statements, convertible notes were in default.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bear interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $296,450 at December 31, 2019. During the year ended December 31, 2020, total principal and accrued interest in the amount of $37,712 were converted into 9,924,132 shares of common stock. As of March 31, 2021 and December 31, 2020, the carrying value of the notes was $281,250

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matured on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company fully amortized $23,384 of debt discount. During the year ended December 31, 2020, accrued interest in the amount of $24,508 was converted into 13,426,091 shares of common stock. As of March 31, 2021 and December 31, 2020, the carrying value of the note was $127,875. As of the date of release of these financial statements, convertible note was in default.

On March 14, 2019, the Company converted accounts payable of approximately $105,000 payables into a convertible note agreement in the principal amount of $60,000, remaining balance of the amount owed was released and recorded as a settlement of liability. The note has a 2 year term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $60,000 as of March 31, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible note was in default.

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $331,824 as of March 31, 2021 and December 31, 2020.

On April 15, 2019, The Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was $108,572 as of March 31, 2021 and December 31, 2020.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion. The investor had consented to higher draws on the facility in excess of the limit per the initial agreement. On April 15, 2020, the Company issued a convertible note in the amount of $206,231. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. On December 24, 2020, the Company issued a convertible promissory note in the amount of $147,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. As of March 31, 2021 and December 31, 2020, $603,231 was drawn under these agreements.

During the year ended December 31, 2019, the Company entered into several convertible notes agreements in the amount of $68,000. The Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 as of March 31, 2021 and December 31, 2020.

During the year ended December 31, 2019, the Company entered into a convertible notes agreement in the amount of $50,000. The Note has a 6 month term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.01 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was of $50,000 as of March 31, 2021 and December 31, 2020.

2020 Financings

During the year ended December 31, 2020, the Company entered into several convertible note agreements in the amount of $73,118. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $73,118 as of March 31, 2021 and December 31, 2020.

2021 Financings

During the three months ended March 31, 2021, the Company entered into several convertible note agreements in the amount of $125,000. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $125,000 as of March 31, 2021.

During the three months ended March 31, 2021, the Company issued a convertible note for deferred compensation in the principal amount of $94,600, which is comprised of $47,500 of deferred compensation already included in an existing convertible note at December 31, 2020, and $47,100 of current period accrual conversions. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note is convertible into shares of the Company’s common stock at $0.05 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. The outstanding principal balance was $94,600 as of March 31, 2021.

Scheduled maturities of debt remaining as of March 31, 2021 for each respective fiscal year end are as follows:

2021	$5,449,285
2022	646,699
2023	125,000
6,220,984
Less: unamortized debt discount	-
$6,220,984

The following table reconciles, for the three months ended March 31, 2021 and 2020, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	March 31, 2021	March 31, 2020
Balance of embedded derivative at the beginning of the period	$3,083,255	$13,553
Change in fair value of conversion features	(1,852,133)	394
Balance of embedded derivatives at the end of the period	$1,231,122	$13,947

Note 6 – Capital Lease Obligations

The Company acquired capital assets under capital lease obligations. Pursuant to the agreement with the lessor, the Company makes quarterly lease payments and will make a guaranteed residual payment at the end of the lease as summarized below. At the end of the lease, the Company will own the equipment.

During the year ended December 31, 2018 the Company entered into various minimal capital lease agreements. The leases expire at various points through the year ended December 31, 2023. During the three months ended March 31, 2021, the Company settled lease liability amounts totaling $117,174 by paying the lessors $57,000 and returning the leased property and equipment with a carrying value of $44,100, resulting in a gain on settlement of liability of $16,074.

The following schedule provides minimum future rental payments required as of March 31, 2021, under the current portion of capital leases.

2021	$52,480
2022	10,424
2023	5,212
Total minimum lease payments	68,116
Less: Amount represented interest	(7,675)
Present value of minimum lease payments and guaranteed residual value	$60,441

Note 7 – Capital Stock

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of March 31, 2021 and December 31, 2020, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Common Stock

The Company has authorized 600,000,000 shares of common stock.

During the three months ended March 31, 2021, the Company issued 54,398,674 shares of its common stock, in conversion of $206,715 of convertible notes and accrued interest.

Note 8 – Stock Options and Warrants

Warrants

At March 31, 2021, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2016 Warrants - 2016 SPA convertible debt	2,239,990	$0.05	June 2021
2016 Warrants for services	850,000	$0.05	June 2021
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2020
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November -December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2019 financing	9,941,905	$0.07	January - November 2023
2018 Warrants for services	2,300,000	$0.07	October - December 2023
2019 Warrants – 2020 financing	10,500,000	$0.07	March 2024
2019 Warrants for services	3,500,000	$0.07	March 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
Total	52,979,485

During the three months ended March 31, 2020, the Company issued warrants exercisable into 3,000,000 shares of common stock to its officer. The fair value of warrants was determined to be $12,594, and was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 339%, risk-free interest rate 1.35%, expected dividend yield of 0%. During the three months ended March 31, 2021, the Company recorded $1,574 in warrant expense related to vesting of these warrants.

A summary of all warrant activity as of and for the three months ended March 31, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	52,979,485	$0.06	2.34
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Balance outstanding at March 31, 2021	52,979,485	$0.06	2.09
Exercisable at March 31, 2021	52,979,485	$0.06	2.09

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

A summary of all stock option activity as of and for the three months ended March 31, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	2,500	$60	0.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at March 31, 2021	2,500	$60	0.3
Exercisable at March 31, 2021	2,500	$60	.3

Note 10 – Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2021 through the date these financial statements were issued and determined the following significant events require disclosure:

Subsequent to March 31, 2021, the Company issued multiple convertible promissory notes in the aggregate principal amount of $390,000 to unaffiliated investors. The notes bear interest at the rate of 9.5% per annum and are due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.05 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to March 31, 2021, the Company issued 96,377,291 of its common stock in conversion of $361,874 of convertible notes.

Subsequent to March 31, 2021, the Company hired Patrick Avery as the Company’s Chief Operating Officer with a salary of $84,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). BoxScore Brands, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

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

Results of Operations

Three months Ended March 31, 2021 Compared to Three months Ended March 31, 2020

Revenue

For the three months ended March 31, 2021 and 2020, the Company had no revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $73,495, an increase of $21,913 or 42%, compared to $51,582 for the three months ended March 31, 2021. The increase in general and administrative expenses was mainly due to increase in wages and professional fees.

Gain on Fair Value of Derivative Liabilities

During the three months ended March 31, 2021, the Company recorded a gain on the change in fair value of derivative liabilities of $1,852,133, as compared to a loss on the change in fair value of derivative liabilities $394 during the three months ended March 31, 2020.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the three months ended March 31, 2021 were $0, compared to $2,657 for the three months ended March 31, 2020.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $195,889, as compared to $151,489 during the three months ended March 31, 2020.

Net Loss

As a result of the foregoing, the net income for the three months ended March 31, 2021 was $1,614,075 as compared to a net loss of $218,196 incurred during the three months ended March 31, 2020.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net income of $1,614,075 during the three months ended March 31, 2021, has accumulated losses totaling $16,516,380, and has a working capital deficit of $8,197,708 as of March 31, 2021. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company will need to raise additional financing in order to fund its operations for the next 12 months, and to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

Operating Activities

During the three months ended March 31, 2021, the Company used $55,652 of cash in operating activities primarily as a result of the Company’s net income of $1,614,075, offset by share-based compensation of $1,574, change in fair market value of derivative liability of $1,852,133, gain on settlement of liabilities of $31,326, and net changes in operating assets and liabilities of $212,158.

During the three months ended March 31, 2020, the Company used $15,079 of cash in operating activities primarily as a result of the Company’s net loss of $218,196, offset by loss on change in fair value of derivative liabilities of $394, loss on sale of asset of $12,074, $2,657 in amortization and accretion of debt discount, and net changes in operating assets and liabilities of $187,992.

Investing Activities

During the three months ended March 31, 2021, the Company had no investing activities.

During the three months ended March 31, 2020, investing activities provided $18,000 in cash in proceeds from sale of property and equipment.

Financing Activities

During the three months ended March 31, 2021, financing activities provided $53,000, resulting from $125,000 in proceeds from convertible notes, $57,000 in repayments of capital lease obligations and $15,000 in repayments of promissory notes.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of March 31, 2021 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2021:

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on September 27, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

BOXSCORE BRANDS, INC.

September 27, 2021	By:	/s/ Andrew Boutsikakis
Andrew Boutsikakis
Chief Executive Officer, President and Chief Financial Officer