Form 10-Q
period 2021-06-30
BOXSCORE BRANDS, INC.
filed 2021-09-28
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
None

BOXSCORE BRANDS, INC.

FORM 10-Q

For the Six months Ended June 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXSCORE BRANDS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$-	$23,586
Prepaid expenses and other assets	2,632	9,789
Total current assets	2,632	33,375
Noncurrent assets
Property and equipment (net)	17,500	61,600
Total assets	$20,132	$94,975

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$310,460	$314,533
Accrued expenses	354,033	390,398
Accrued interest	1,927,853	1,720,766
Senior convertible notes	193,804	402,704
Promissory notes payable	499,331	406,081
Convertible notes payable	4,838,458	4,769,400
Current capital lease obligation	44,691	146,734
Total current liabilities	8,168,630	8,150,616

Noncurrent liabilities:
Promissory notes payable	-	118,250
Convertible notes payable	558,719	481,350
Capital lease obligation	16,602	34,890
Derivative liabilities	969,666	3,083,255
Total noncurrent liabilities	1,544,987	3,717,745

Total Liabilities	9,713,617	11,868,361

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 211,434,302 and 75,828,064 shares issued and outstanding, respectively	211,433	75,828
Additional paid in capital	6,659,228	6,281,241
Accumulated deficit	(16,564,146)	(18,130,455)
Total stockholders’ deficit	(9,693,485)	(11,773,386)
Total liabilities and stockholders’ deficit	$20,132	$94,975

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	100,152	63,302	173,647	114,884
Total operating expenses	100,152	63,302	173,647	114,884

Operating loss	(100,152)	(63,302)	(173,647)	(114,884)

Other Expenses (Income)
Gain on change in fair value of derivative liabilities	(261,456)	(394)	(2,113,589)	-
Gain on settlement of liabilities	-	-	(31,326)	-
Loss on sale of assets	-	-	-	12,074
Amortization and accretion of debt discount and deferred financing costs	-	1,403	-	4,060
Interest expense	209,070	154,649	404,959	306,138
Total other expenses (income)	(52,386)	155,658	(1,739,956)	322,272

Income (loss) from operations before income taxes	(47,766)	(218,960)	1,566,309	(437,156)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(47,766)	$(218,960)	$1,566,309	$(437,156)

Net income (loss) per share – basic	$(0.00)	$(0.01)	$0.01	$(0.01)
Net income (loss) per share – diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares – basic	174,843,415	37,717,755	137,531,124	37,717,755
Weighted average common shares - diluted	174,843,415	37,717,755	299,242,739	37,717,755

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three and Six Months ended June 30, 2021 and 2020

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	37,717,755	$37,716	$6,195,573	$(14,198,142)	$(7,964,853)
Fair value of warrants	-	-	2,624	-	2,624
Net loss	-	-	-	(437,156)	(437,156)
Balance as of June 30, 2020	37,717,755	$37,716	$6,198,197	$(14,635,298)	$(8,399,385)

Balance as of December 31, 2020	75,828,064	$75,828	$6,281,241	$(18,130,455)	$(11,773,386)
Shares issued for note conversion	135,606,238	135,605	374,839	-	510,444
Fair value of warrants	-	-	3,148	-	3,148
Net loss	-	-	-	1,566,309	1,566,309
Balance as of June 30, 2021	211,434,302	$211,433	$6,659,228	$(16,564,146)	$(9,693,485)

Balance as of March 31, 2020	37,717,755	$37,716	$6,195,573	$(14,416,338)	$(8,183,049)
Fair value of warrants	-	-	2,624	-	2,624
Net loss	-	-	-	(218,960)	(218,960)
Balance as of June 30, 2020	37,717,755	$37,716	$6,198,197	$(14,635,298)	$(8,399,385)

Balance as of March 31, 2021	130,226,748	$130,226	$6,435,132	$(16,516,380)	$(9,951,022)
Shares issued for note conversion	81,207,554	81,207	222,522	-	303,729
Fair value of warrants	-	-	1,574	-	1,574
Net loss	-	-	-	(47,766)	(47,766)
Balance as of June 30, 2021	211,434,302	$211,433	$6,659,228	$(16,564,146)	$(9,693,485)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$1,566,309	$(437,156)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	3,148	2,624
Amortization and accretion of debt discount and deferred financing costs	-	4,060
Gain on settlement of liabilities	(31,326)	-
Gain on change in fair value of derivative liabilities	(2,113,589)	-
Loss on sale of assets	-	12,074
Changes in operating assets and liabilities:
Accounts receivable	-	1,530
Prepaid expenses and other assets	2,000	-
Accounts payable and accrued expenses	31,413	174,339
Accrued interest	402,959	296,571
Amount due to officers	-	(67,022)
Net cash used in operating activities	(139,086)	(12,980)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	18,000
Net cash provided by investing activities	-	18,000

Cash Flows from Financing Activities
Proceeds from convertible notes	365,000	10,500
Repayments of capital lease obligations	(57,000)	(15,520)
Repayment of convertible notes	(167,500)	-
Repayments of promissory notes	(25,000)	-
Net cash provided by (used in) financing activities	115,500	(5,020)

Net increase (decrease) in cash	(23,586)	-

Cash, beginning of period	23,586	-

Cash, end of period	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$54,599	$79,385
Convertible notes converted to common stock	$314,572	$-
Accrued interest on convertible notes converted to common stock	$195,872	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six months Ended June 30, 2021 and 2020

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2020 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on September 27, 2021.

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

As of June 30, 2021 and December 31, 2020, there were approximately 162 million and 166 million shares potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share if converted that were included in the calculation of diluted earnings per share for the six months ended June 30, 2021. These if-converted shares were excluded from the other periods presented because their inclusion would have been anti-dilutive to the Company’s losses during those periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	(47,766)	(218,960)	1,566,310	(437,047)
(Gain) loss on change in fair value of derivatives	-	-	(2,113,589)	-
Interest on convertible debt	-	-	404,959	-
Net income (loss) - diluted	(47,766)	(218,960)	(142,320)	(437,047)
Denominator:
Weighted average common shares outstanding	174,843,415	37,717,755	137,531,124	37,717,755
Effect of dilutive shares	-	-	161,711,615	-
Diluted	174,843,415	37,717,755	299,242,739	37,717,755

Net income (loss) per common share:
Basic	$(0.00)	$(0.01)	$0.01	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurement at
	Carrying	June 30, 2021
	Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$969,666	—	—	$969,666

		Fair Value Measurement at
	Carrying	December 31, 2020
	Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$3,083,255	—	—	$3,083,255

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

Gain on Liabilities Settlement

During the six months ended June 30, 2021 creditors forgave aggregate amount of $15,252 associated with accrued expenses. In addition, the Company recorded a gain on capital lease settlement of $16,074 as detailed in Note 6, resulting in total gain on settlement of liabilities of $31,326.

Revenue Recognition

We recognize revenue under ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue recognition principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as the performance obligations are satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company recognized $0 revenue during the six months ended June 30, 2021 and 2020.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company reported net income of $1,566,309 for the six months ended June 30, 2021 and has incurred accumulated losses totaling $16,564,146 through June 30, 2021. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Property and Equipment

Property and equipment consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 20120
Freezers and other equipment	$17,500	$61,600
Delivery vans	-	-
Less: accumulated depreciation	-	-
Total	$17,500	$61,600

During the six months ended June 30, 2020, the Company received proceeds of $18,000 for the sale of certain freezers and other equipment, resulting in a loss on sale of assets of $12,074. During the six months ended June 30, 2021, the Company remitted leased assets with a carrying value of $44,100 back to the lessors in settlement of the underlying lease liability (Note 6).

Note 5 – Debt

Senior Convertible Notes

During the year ended December 31, 2018, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2018 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), was extended until December 31, 2019. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. During the year ended December 31, 2020, principal and accrued interest in the amount of $55,788 were converted into 14,760,086 shares of common stock. The carrying value as of December 31, 2020 was $268,900. During the six months ended June 30, 2021, total principal of $208,900 and accrued interest in the amount of $147,523 were converted into 93,770,939 shares of common stock resulting in carrying value of $60,000 as of June 30, 2021.

On June 30, 2016, the Company issued a Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2018 and was due on December 31, 2019. It is convertible into shares of common stock at a conversion price $0.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017. The carrying value as of June 30, 2021 and December 31, 2020, was $108,804.

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7%, was due in December 2019, and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and was recorded as interest expense during 2017 and a warrant liability due to the down round provision in the note agreement. The carrying value as of June 30, 2021 and December 31, 2020, was $25,000.

As of the date of release of these financial statements, all senior convertible notes were in default.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note as of June 30, 2021 and December 31, 2020, was $6,235.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, note balance was $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount. As of June 30, 2021 and December 31, 2020, the balance outstanding on these notes was $25,784.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of June 30, 2021 and December 31, 2020, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador. The notes accrue interest at 7% and have a two-year term. As of June 30, 2021 and December 31, 2020, the balance outstanding on these notes was $28,000.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. In 2019, the Company borrowed an additional $25,000 and repaid $60,000. The balance outstanding on this note as of June 30, 2021 and December 31, 2020, was $80,000.

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the year ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019. During the year ended December 31, 2020, the Company repaid $15,000 in principal and fully amortized $544 of debt discount. As of December 31, 2020, the balance outstanding on this note was $51,062. During the six months ended June 30, 2021, the Company repaid $25,000 in principal resulting in carrying value of $26,062 as of June 30, 2021.

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 31, 2019. As of June 30, 2021 and December 31, 2020, the balance outstanding on these notes was $135,000.

As of the date of release of these financial statements, promissory notes were in default.

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $0.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of December 31, 2019, the outstanding balance was $100,000. On December 23, 2020, total principal and accrued interest in the amount of $118,250 were converted into a new promissory note in the principal amount of $118,250 with an annual 10% rate of interest and mature on January 15, 2022. As of June 30, 2021 and December 31, 2020, the outstanding balance was $118,250.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of June 30, 2021 and December 31, 2020, outstanding balance of these notes was $121,000. As of the date of release of these financial statements, these notes were in default.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company agreed to a revised conversion price of $0.05 per share and a revised warrant exercise price of $0.07 per share. As of June 30, 2021 and December 31, 2020, outstanding balance of these notes was $45,000.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share. The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. During the six months ended June 30, 2021, principal in the amount of $93,100 was converted into 24,500,000 shares of common stock resulting in carrying value of $312,900 as of June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the 2016 SPA had a carrying value of $676,597. As of the date of release of these financial statements, these notes were in default.

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of June 30, 2021 and December 31, 2020, the Cobrador 2016 Notes had a carrying value of $95,000.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of June 30, 2021 and December 31, 2020, the carrying value of the notes was $250,000. As of the date of release of these financial statements, these notes were in default.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount. As of June 30, 2021 and December 31, 2020, the carrying value of the notes was $924,282. As of the date of release of these financial statements, these notes were in default.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 as of December 31, 2019. During the year ended December 31, 2020, the Company fully amortized $3,889 of debt discount resulting in carrying value of $537,500 as of June 30, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible notes were in default.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. As of June 30, 2021 and December 31, 2020, the carrying value of the notes was $436,500. As of the date of release of these financial statements, convertible notes were in default.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bear interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $296,450 at December 31, 2019. During the year ended December 31, 2020, total principal and accrued interest in the amount of $37,712 were converted into 9,924,132 shares of common stock resulting in carrying value of $281,250 as of December 31, 2020. During the six months ended June 30, 2021, the Company repaid $117,500 in principal, accrued interest in the amount of $31,860 was converted into 7,737,705 shares of common stock resulting in carrying value of $88,750 as of June 30, 2021.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matured on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company fully amortized $23,384 of debt discount. During the year ended December 31, 2020, accrued interest in the amount of $24,508 was converted into 13,426,091 shares of common stock resulting in carrying value of $127,875 as of December 31, 2020. During the six months ended June 30, 2021, total principal of $12,572 and accrued interest in the amount of $16,489 were converted into 9,597,594 shares of common stock resulting in carrying value of $115,303 as of June 30, 2021. As of the date of release of these financial statements, convertible note was in default.

On March 14, 2019, the Company converted accounts payable of approximately $105,000 payables into a convertible note agreement in the principal amount of $60,000, remaining balance of the amount owed was released and recorded as a settlement of liability. The note has a 2 year term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $60,000 as of June 30, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible note was in default.

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $331,824 as of June 30, 2021 and December 31, 2020.

On April 15, 2019, The Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was $108,572 as of June 30, 2021 and December 31, 2020.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion. The investor had consented to higher draws on the facility in excess of the limit per the initial agreement. On April 15, 2020, the Company issued a convertible note in the amount of $206,231. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. On December 24, 2020, the Company issued a convertible promissory note in the amount of $147,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. As of June 30, 2021 and December 31, 2020, $603,231 was drawn under these agreements.

During the year ended December 31, 2019, the Company entered into several convertible notes agreements in the amount of $68,000. The Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 as of June 30, 2021 and December 31, 2020.

During the year ended December 31, 2019, the Company entered into a convertible notes agreement in the amount of $50,000. The Note has a 6 month term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.01 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was of $50,000 as of June 30, 2021 and December 31, 2020.

2020 Financings

During the year ended December 31, 2020, the Company entered into several convertible notes agreements in the amount of $73,118. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $73,118 as of June 30, 2021 and December 31, 2020.

2021 Financings

During the six months ended June 30, 2021, the Company entered into several convertible notes agreements in the amount of $365,000. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $365,000 as of June 30, 2021.

On March 1, 2021, the Company issued a convertible note for deferred compensation in the principal amount of $94,600. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note is convertible into shares of the Company’s common stock at $0.05 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. During the six months ended June 30, 2021, the Company repaid $50,000 in principal resulting in carrying value of $44,600 as of June 30, 2021.

Scheduled maturities of debt remaining as of June 30, 2021 for each respective fiscal year end are as follows:

2021	$5,121,113
2022	604,199
2023	365,000
6,090,312
Less: unamortized debt discount	-
$6,090,312

The following table reconciles, for the six months ended June 30, 2021 and 2020, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	June 30, 2021	June 30, 2020
Balance of embedded derivative at the beginning of the period	$3,083,255	$13,553
Change in fair value of conversion features	(2,113,589)	-
Balance of embedded derivatives at the end of the period	$969,666	$13,553

Note 6 – Capital Lease Obligations

The Company acquired capital assets under capital lease obligations. Pursuant to the agreement with the lessor, the Company makes quarterly lease payments and will make a guaranteed residual payment at the end of the lease as summarized below. At the end of the lease, the Company will own the equipment.

During the year ended December 31, 2018 the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023. During the six months ended June 30, 2021, the Company settled lease liability amounts totaling $117,174 by paying the lessors $57,000 and returning the leased property and equipment with a carrying value of $44,100, resulting in a gain on settlement of liability of $16,074.

The following schedule provides minimum future rental payments required as of June 30, 2021, under the current portion of capital leases.

2021	52,480
2022	10,424
2023	5,212
Total minimum lease payments	68,116
Less: Amount represented interest	(6,823)
Present value of minimum lease payments and guaranteed residual value	$61,293

Note 7 – Capital Stock

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of June 30, 2021 and December 31, 2020, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Common Stock

The Company has authorized 600,000,000 shares of common stock.

During the six months ended June 30, 2021, the Company issued 135,606,238 shares of its common stock, in conversion of $510,444 of convertible notes and accrued interest.

There were no stock issuances during the six months ended June 30, 2021. Total common shares issued and outstanding at June 30, 2021 and December 31, 2020 were 211,434,302 and 75,828,064, respectively.

Note 8 – Stock Options and Warrants

Warrants

At December 31, 2020 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2016 Warrants - Convertible notes	338,236	$0.05	August - September 2021
2016 Warrants for services	200,000	$0.07	October 2020
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	November -December 2021
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2019 financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants – 2020 financing	10,500,000	$0.07	March 2024
2019 Warrants for services	3,500,000	$0.07	March 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
Total	49,889,495

During the six months ended June 30, 2020, the Company issued warrants exercisable into 3,000,000 shares of common stock to its officer. The fair value of warrants was determined to be $12,594, and was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 339%, risk-free interest rate 1.35%, expected dividend yield of 0%. During the six months ended June 30, 2021 and 2020, the Company recorded $3,148 and $2,624, respectively, in warrant expense related to vesting of these warrants.

A summary of all warrants activity for the six months ended June 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	52,979,485	$0.06	2.34
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(3,089,990)	0.05	-
Balance outstanding at June 30, 2021	49,889,495	$0.06	1.96
Exercisable at June 30, 2021	49,889,495	$0.06	1.96

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

A summary of all stock option activity for the six months ended June 30, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	2,500	$60	0.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at June 30, 2021	2,500	$60	0.0
Exercisable at June 30, 2021	2,500	$60	0.0

Note 10 – Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2021 through the date these financial statements were issued and determined the following significant events require disclosure:

Subsequent to June 30, 2021, the Company issued multiple convertible promissory notes in the aggregate principal amount of $150,000 to unaffiliated investors. The notes bear interest at the rate of 9.5% per annum and are due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.05 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to June 30, 2021, the Company issued 15,169,737 of its common stock in conversion of $57,645 of convertible notes.

Subsequent to June 30, 2021, the Company hired Patrick Avery as the Company’s Chief Operating Officer with a salary of $84,000.

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

Results of Operations

Three months Ended June 30, 2021 Compared to Three months Ended June 30, 2020

Revenue

For the three months ended June 30, 2021 and 2020, the Company had no revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $100,152, an increase of $36,850 or 58%, compared to $63,302 for the three months ended June 30, 2021. The increase in general and administrative expenses was mainly due to increase in professional fees.

Gain on Fair Value of Derivative Liabilities

During the three months ended June 30, 2021, the Company recorded a gain on the change in fair value of derivative liabilities of $261,456, as compared to $394 during the three months ended June 30, 2020.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the three months ended June 30, 2021 were $0, compared to $1,403 for the three months ended June 30, 2020 due to the discounts being fully amortized prior to December 31, 2020.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $209,070, as compared to $154,649 during the three months ended June 30, 2020.

Net Loss

As a result of the foregoing, the net loss for the three months ended June 30, 2021 was $47,766 as compared to $218,960 incurred during the three months ended June 30, 2020.

Six months Ended June 30, 2021 Compared to Six months Ended June 30, 2020

Revenue

For the six months ended June 30, 2021 and 2020, the Company had no revenue.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $173,647, an increase of $58,763 or 51%, compared to $114,884 for the six months ended June 30, 2021. The increase in general and administrative expenses was mainly due to increase in wages and professional fees.

Gain on Fair Value of Derivative Liabilities

During the six months ended June 30, 2021, the Company recorded a gain on the change in fair value of derivative liabilities of $2,113,589, as compared to $0 during the six months ended June 30, 2020.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the six months ended June 30, 2021 were $0, compared to $4,060 for the six months ended June 30, 2020.

Interest Expense

Interest expense for the six months ended June 30, 2021 was $404,959, as compared to $306,138 during the six months ended June 30, 2020.

Net Loss

As a result of the foregoing, the net income for the six months ended June 30, 2021 was $1,566,309 as compared to a net loss $437,156 incurred during the six months ended June 30, 2020.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net income of $1,566,309 during the six months ended June 30, 2021, has accumulated losses totaling $16,564,146, and has a working capital deficit of $8,165,998 at June 30, 2021. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the six months ended June 30, 2021, the Company used $139,086 of cash in operating activities as a result of the Company’s net income of $1,566,309, offset by share-based compensation of $3,148, change in fair market value of derivative liability of $2,113,589, gain on settlement of liabilities of $31,326, and net changes in operating assets and liabilities of $436,372.

During the six months ended June 30, 2020, the Company used $12,980 of cash in operating activities as a result of the Company’s net loss of $437,156, offset by loss on sale of assets of $12,074, share-based compensation of $2,624, $4,060 in amortization and accretion of debt discount, and net changes in operating assets and liabilities of $405,418.

Investing Activities

During the six months ended June 30, 2021, the Company had no investing activities.

During the six months ended June 30, 2020, investing activities provided $18,000 in cash in proceeds from sale of property and equipment.

Financing Activities

During the six months ended June 30, 2021, financing activities provided $115,500, resulting from $365,000 in proceeds from convertible notes, $57,000 in repayments of capital lease obligations, $167,500 in repayments of convertible notes, and $25,000 in repayments of promissory notes.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of June 30, 2021 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses as of June 30, 2021:

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the Securities and Exchange Commission on September 24, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXSCORE BRANDS, INC.

September 27, 2021	By:	/s/ Andrew Boutsikakis
Andrew Boutsikakis
Chief Executive Officer, President and Chief Financial Officer