Form 10-K
period 2021-12-31
BOXSCORE BRANDS, INC.
filed 2022-03-31
CIK 1487718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,009,214 based upon the price of the registrant’s common stock on June 30, 2021.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 385,568,143 shares as of March 29, 2022.

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

ITEM 1 - BUSINESS

Overview

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals.

The Company formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations. The Company focused on implementing a new operational direction.

Through the corporate reorganization and repositioning process, the Company found itself with the unique opportunity to expand its management team and acquire mining claims that historically reported high levels of Lithium and other tech minerals. The Company hired and affiliated itself with industry veterans that bring decades of experience, credibility and relationships.

On November 5, 2021, the Company acquired the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah. The acquisition was driven by historical mineral data from seven (7) existing wells with brine aquifer access. The independent third-party Technical Report indicated that further investment and development in the claims were warranted.

The Company has been executing the necessary steps to prove the tech reports findings and has retained RESPEC Company LLC as its Geotech, Engineering and Resource Management partner to assist in the exploration of the Lisbon Valley brine extraction project. Leveraging their expertise, the company will focus on several initiatives, that include:

●	Advancement of geotech, engineering, geology and fieldwork to complete Technical Reports on the Lisbon Project.

●	Understanding Lisbon Valley brines, on and around owned leases.

●	Develop a well plan to re-enter, sample, and test the “Superior Well”, that has a historical lithium concentration of 730 ppm (parts per million).

●	Enter other prospective plugged and abandoned wells, taking brine samples and performing hydrological testing at each identified high potential zone to evaluate the properties of the clastic formation.

●	As information is advanced, prepare technical reports following the NI 43-101 Standards of Disclosure for Mineral Projects, initially a Preliminary Economic Assessment (PEA) and longer term, a Preliminary Feasibility Study (PFS).

●	Test the collected brines for lithium, but also for previously identified high value elements such as cobalt, manganese, magnesium, and suites of metals in the alkaline earth metals, transition metals, and halogens group.

●	Based on the results of the Superior well, develop area resource estimates.

The Company has been moving forward with its strategy of employing advanced brine extractive technology methodologies and has been in talks with numerous extraction providers. Selective mineral extraction is clearly the most cost-effective and ESG friendly approach currently available. Technologies are being utilized that can extract the desired minerals and metals from the brine and then re-inject the brines back down into the aquafer. The prospective partners have been provided the analytical results from the technical reports, but will soon provide current results, analytical, Geotech modeling, aquifer modeling, recharge, flows, and depth.

The Lisbon Valley of Utah also provides many added benefits:

●	Historically rich industrial and natural resource extraction area.

●	A developed infrastructure including high voltage electrical, proximity to major roadways and rail spurs.

●	State and local agency support through the Utah Division of Oil, Gas and Mining and the Trust Land Administration (SITLA)

The Company will also look to expand its holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities.

Employees

As of March 31, 2022, the Company had one full-time employee and a part time employee.

Websites

The Company maintains one active website, www.boxscore.com, which serves as its corporate website and contains information about the Company and its business.

Corporate Information and Incorporation

BoxScore Brands, Inc. was incorporated in March 2007 as a Delaware corporation and we refer to the company as “we”, “us”, the “Company”, “BoxScore Brands” or “BoxScore” in this annual report. In February 2018, we filed an amendment to our certificate of incorporation to change our corporate name from U-Vend Inc. to BoxScore Brands, Inc. We are headquartered in Las Vegas, NV. Our corporate office is located at 3275 South Jones Blvd, Suite 104, Las Vegas, NV 89146 and our telephone number is (800) 998-7962. Information contained on our website is not a part of this annual report.

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

We depend on key management, product management, technical and marketing personnel for success.

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Andrew Boutsikakis, our President and Chief Executive Officer, and Pat Avery, our Chief Operating Officer. Our success also depends on our ability to identify, hire and retain skilled and qualified technical and marketing personnel in a highly competitive employment market. As we develop and acquire new projects and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, and technical personnel may have a negative effect on our business, operating results and financial condition.

We will be required additional funding, and such funding may not be available on acceptable terms or at all.

We will seek additional funding, however due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, a need for working capital for growth, increased investment in capital equipment or the acquisition of businesses, services or technologies. The required funding may not be available on acceptable terms, or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

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

Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to federal and state laws around rare earths and the renewable energy sector, The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business.

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

Our Certificate of Incorporation authorizes the issuance of up to 600,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval. As of March 29, 2022, there were 385,568,143 shares of our common stock outstanding. Further, as of March 29, 2022, there were convertible notes outstanding that can be converted into approximately 114 million shares of our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company’s address is 3275 S. Jones Blvd, Suite 104, Las Vegas, NV 89146.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been quoted on a tier of the OTC Markets Group, currently on the OTC Pink and previously on the OTCQB, where it is quoted under the symbol “BOXS”.

The last reported sales price of BoxScore’s common stock on the OTC Pink on March 29, 2022 was $0.01.

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 600,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. As of March 29, 2022, the Company had 385,568,143 shares of common stock, and no shares of preferred stock, issued and outstanding.

Stockholders

As of March 29, 2022, the Company had approximately 700 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during the years ended December 31, 2021 and 2020. BoxScore has never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

The Company’s stock transfer agent is Equiniti., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. BoxScore acts as its own warrant agent for its outstanding warrants.

Recent Issuances of Unregistered Securities

None.

Shares Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2021 and 2020.

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

The following table sets forth information as of December 31, 2021 regarding equity compensation plans under which the equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available under equity compensation Plans
Equity compensation plans approved by securities holders (1)	-	$-	15,000,000

Total	-		15,000,000

(1)	Pursuant to the 2011 Equity Incentive Plan, as amended.

ITEM 6 - [RESERVED].

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

Overview

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations. The Company focused on implementing a new operational direction. After a thorough evaluation process, the Company found that there is a substantial long-term demand for specific commodities relating to battery and new energy technologies. This presents a timely and unique opportunity based on rising demand characteristics. By capitalizing on market trends and current sustainable energy government mandates and environmental, social, and corporate governance (ESG) initiatives, we aim to bring a vertically-integrated solution to market.

On November 5, 2021, the Company acquired the rights to 102 Federal Mining Claims located in San Juan County, Utah for the purchase price of $100,000. The acquisition decision was driven by historical mineral data from seven (7) existing wells with brine aquifer access, supporting what we believe to be a commercially viable project. The historical data show a substantial concentration of Lithium Brine in the targeted area.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

For the year ended December 31, 2021 and 2020, the Company had no revenue.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $393,376, an increase of $147,565 or 60%, compared to $245,811 for the year ended December 31, 2021. The increase in general and administrative expenses was mainly due to increase in professional fees.

Gain on Fair Value of Derivative Liabilities

During the year ended December 31, 2021, the Company recorded a gain on the change in fair value of derivative liabilities of $2,871,910, as compared to a loss of $3,069,702 during the year ended December 31, 2020.

Gain on Settlement of Liabilities

During the year ended December 31, 2021, creditors forgave aggregate amount of $19,959 associated with accrued expenses and $26,062 related to notes payable. In addition, the Company recorded a gain on capital lease settlement of $16,074, resulting in total gain on settlement of liabilities of $62,095. During the year ended December 31, 2020, the Company recorded a gain on settlement of liabilities of $11,000.

Loss on Sale of Asset

During the year ended December 31, 2020, the Company recorded loss on sale of assets of $12,074. No such losses were noted during the year ended December 31, 2021.

Loss on Asset Write-off

During the year ended December 31, 2021, the Company recorded asset impairment charges of $17,500. No such impairments were noted during the year ended December 31, 2020.

Amortization of Debt Discount and Deferred Financing Costs

Amortization of debt discount and deferred financing costs for the year ended December 31, 2021 were $0, compared to $4,432 for the year ended December 31, 2020 due to the discounts being fully amortized prior to December 31, 2020.

Interest Expense

Interest expense for the year ended December 31, 2021 was $760,663, as compared to $611,294 during the year ended December 31, 2020.

Net Loss

As a result of the foregoing, the net income for the year ended December 31, 2021 was $1,762,466 as compared to a net loss of $3,932,313 incurred during the year ended December 31, 2020.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net income of $1,762,466 during the year ended December 31, 2021, has accumulated losses totaling $16,367,989, and has a working capital deficit of $8,016,326 at December 31, 2021. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the year ended December 31, 2021, the Company used $392,445 of cash in operating activities as a result of the Company’s net income of $1,762,466, offset by share-based compensation of $6,296, change in fair market value of derivative liability of $2,871,910, gain on settlement of liabilities of $62,095, write-off of assets of $17,500, and net changes in operating assets and liabilities of $755,298.

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

Investing Activities

During the year ended December 31, 2021, the Company purchased $100,000 in mineral claims.

During the year ended December 31, 2020, investing activities provided $18,000 in cash in proceeds from sale of property and equipment.

Financing Activities

During the year ended December 31, 2021, financing activities provided $477,150, resulting from $885,000 in proceeds from convertible notes, offset by $82,000 in repayments of capital lease obligations, $300,850 in repayments of convertible notes, and $25,000 in repayments of promissory notes.

During the year ended December 31, 2020, financing activities provided $45,980, resulting from $76,500 in proceeds from convertible notes, $15,000 repayments of promissory notes and $15,520 in repayments of capital lease obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

Although the Company’s operations are influenced by general economic conditions, it does not believe that inflation had a material effect on its results of operations during the last two years.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2021 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Not required by smaller companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

BOXSCORE BRANDS, INC.

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BoxScore Brands, Inc.

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BoxScore Brands, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2022

BOXSCORE BRANDS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2021	2020
Current assets
Cash	$8,291	$23,586
Prepaid expenses and other assets	1,763	9,789
Total current assets	10,054	33,375
Noncurrent assets
Property and equipment (net)	-	61,600
Mineral claims	100,000	-
Total assets	$110,054	$94,975

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$303,248	$314,533
Accrued expenses	348,217	390,398
Accrued interest	2,104,964	1,720,766
Senior convertible notes	95,804	402,704
Promissory notes payable	473,269	406,081
Convertible notes payable	4,664,624	4,769,400
Current capital lease obligation	36,254	146,734
Total current liabilities	8,026,380	8,150,616

Noncurrent liabilities:
Promissory notes payable	-	118,250
Convertible notes payable	915,000	481,350
Capital lease obligation	-	34,890
Derivative liabilities	211,345	3,083,255
Total noncurrent liabilities	1,126,345	3,717,745

Total Liabilities	9,152,725	11,868,361

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 335,778,778 and 75,828,064 shares issued and outstanding, respectively	335,778	75,828
Additional paid in capital	6,989,540	6,281,241
Accumulated deficit	(16,367,989)	(18,130,455)
Total stockholders’ deficit	(9,042,671)	(11,773,386)
Total liabilities and stockholders’ deficit	$110,054	$94,975

The accompanying notes are an integral part of the consolidated financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Operating Expenses
General and administrative	$393,376	$245,811
Total operating expenses	393,376	245,811

Operating loss	(393,376)	(245,811)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liabilities	2,871,910	(3,069,702)
Gain on settlement of liabilities	62,095	11,000
Loss on sale of assets	-	(12,074)
Write-off of assets	(17,500)	-
Amortization and accretion of debt discount and deferred financing costs	-	(4,432)
Interest expense	(760,663)	(611,294)
Total other income (expenses)	2,155,842	(3,686,502)

Income (loss) from operations before income taxes	1,762,466	(3,932,313)

Provision for income taxes	-	-

Net Income (Loss)	$1,762,466	$(3,932,313)

Net loss per share – basic	$0.01	$(0.09)
Net loss per share – diluted	$(0.00)	$(0.09)

Weighted average common shares – basic	210,477,658	41,943,712
Weighted average common shares – diluted	374,389,986	41,943,712

The accompanying notes are an integral part of the consolidated financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Year ended December 31, 2021 and 2020

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	37,717,755	$37,716	$6,195,573	$(14,198,142)	$(7,964,853)
Shares issued for note conversion	38,110,309	38,112	79,896	-	118,008
Vesting of warrants	-	-	5,772	-	5,772
Net loss	-	-	-	(3,932,313)	(3,932,313)
Balance as of December 31, 2020	75,828,064	$75,828	$6,281,241	$(18,130,455)	$(11,773,386)
Shares issued for note conversion	259,950,714	259,950	702,003	-	961,953
Vesting of warrants	-	-	6,296	-	6,296
Net income	-	-	-	1,762,466	1,762,466
Balance as of December 31, 2021	335,778,778	$335,778	$6,989,540	$(16,367,989)	$(9,042,671)

The accompanying notes are an integral part of the consolidated financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$1,762,466	$(3,932,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	6,296	5,772
Amortization and accretion of debt discount and deferred financing costs	-	4,432
Gain on settlement of liabilities	(62,095)	(11,000)
(Gain) loss on change in fair value of derivative liabilities	(2,871,910)	3,069,702
Loss on sale of assets	-	12,074
Write-off of assets	17,500	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,530
Prepaid expenses and other assets	2,000	(2,000)
Accounts payable and accrued expenses	38,922	283,432
Accrued interest	714,376	594,999
Other amounts due to related parties	-	(67,022)
Net cash used in operating activities	(392,445)	(40,394)

Cash Flows from Investing Activities:
Acquisition of mineral claims	(100,000)	-
Proceeds from sale of property and equipment	-	18,000
Net cash provided by (used in) investing activities	(100,000)	18,000

Cash Flows from Financing Activities
Proceeds from convertible notes	885,000	76,500
Repayments of capital lease obligations	(82,000)	(15,520)
Repayment of convertible notes	(300,850)
Repayments of promissory notes	(25,000)	(15,000)
Net cash provided by financing activities	477,150	45,980

Net increase (decrease) in cash	(15,295)	23,586

Cash, beginning of period	23,586	-

Cash, end of period	$8,291	$23,586

Supplemental disclosures:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Accounts payable and accrued payable exchanged for convertible note	$ 94,600,	$228,947
Convertible notes converted to common stock	$589,150	$118,008
Accrued interest on convertible notes converted to common stock	$372,803	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Note 1 – Nature of the Business

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) is a US based Renewable Energy company focused on the extraction, refinement and distribution of technical minerals.

The Company formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations. The Company focused on implementing a new operational direction.

Through the corporate reorganization and repositioning process, the Company found itself with the unique opportunity to expand its management team and acquire mining claims that historically reported high levels of Lithium and other Tech Minerals. The Company hired and affiliated itself with industry veterans that bring decades of experience, credibility and relationships.

On November 5, 2021, the Company acquired the rights to 102 Federal Mining Claims located in San Juan County, Utah. The acquisition decision was driven by historical mineral data from seven (7) existing wells with brine aquifer access. The independent third-party Technical Report made clear that further investment and development in the claims were warranted. The Company has been executing on the necessary steps to prove the findings through the completion of NI-43-101 reporting standard.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s fiscal year end is December 31.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission ("SEC") regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable.

Earnings (Loss) Per Share

The Company presents basic and diluted earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of December 31, 2021 and 2020, there were approximately 164 million and 166 million shares, respectively, potentially issuable under convertible debt agreements, options, and warrants that could dilute basic earnings per share if converted. These if-converted shares were included in the calculation of diluted earnings per share for the year ended December 31, 2021, but were excluded from the year ended December 31, 2020 because their inclusion would have been anti-dilutive to the Company’s losses during those periods.

	Year Ended
	December 31,
	2021	2020
Numerator:
Net income (loss)	$1,762,466	$(3,932,313)
(Gain) loss on change in fair value of derivatives	$(2,871,910)	$-
Interest on convertible debt	$760,663	$-
Net income (loss) - diluted	$(348,781)	$(3,932,315.00)

Denominator:
Weighted average common shares outstanding	210,477,658	41,943,712
Effect of dilutive shares	163,912,328	-
Diluted	374,389,986	41,943,712

Net income (loss) per common share:
Basic	$0.01	$(0.09)
Diluted	$(0.00)	$(0.09)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020:

		Fair Value Measurement at
	Carrying	December 31, 2021
	Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$211,345	—	—	$211,345

		Fair Value Measurement at
	Carrying	December 31, 2020
	Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$3,083,255	—	—	$3,083,255

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

Gain on Liabilities Settlement

During the year ended December 31, 2021 creditors forgave an aggregate amount of $19,959 associated with accrued expenses and $26,062 related to notes payable. In addition, the Company recorded a gain on capital lease settlement of $16,074 as detailed in Note 6, resulting in total gain on settlement of liabilities of $62,095. During the year ended December 31, 2020 creditors forgave an aggregate amount of $11,000 associated with accrued expenses.

Revenue Recognition

We recognize revenue under ASC 606, “Revenue from Contracts with Customers,” the core principle of which is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue recognition principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as the performance obligations are satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company recognized $0 revenue during the year ended December 31, 2021 and 2020.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The net income reported by the Company of $1,779,967 for the year ended December 31, 2021 was comprised primarily of a gain on change in derivative liability of $2,871,910 reported in other income (expenses). The Company did not generate any revenues during the years ended December 31, 2021 and 2020, and has incurred accumulated losses totaling $16,367,989 through December 31, 2021. In addition, the Company has incurred negative cash flows from operating activities since its inception. The Company has relied on the proceeds from loans and private sales of its stock, in addition to its revenues, to finance its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Property and Equipment

Property and equipment consist of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Freezers and other equipment	$-	$61,600
Total	$-	$61,600

During the year ended December 31, 2020, the Company received proceeds of $18,000 for the sale of certain freezers and other equipment, resulting in a loss on sale of assets of $12,074. During the year ended December 31, 2021, the Company remitted leased assets with a carrying value of $44,100 back to the lessors in settlement of the underlying lease liability (Note 6). The remaining $17,500 in property and equipment was written-off during the year ended December 31, 2021 resulting in $0 balance at December 31, 2021.

Note 5 – Debt

Senior Convertible Notes

During the year ended December 31, 2018, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2018 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), was extended until December 31, 2019. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. During the year ended December 31, 2020, principal and accrued interest in the amount of $55,788 were converted into 14,760,086 shares of common stock. The carrying value as of December 31, 2020 was $268,900. During the year ended December 31, 2021, total principal of $218,900 and accrued interest in the amount of $153,686 were converted into 98,024,360 shares of common stock resulting in carrying value of $50,000 as of December 31, 2021.

On December 31, 2016, the Company issued a Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2018 and was due on December 31, 2019. It is convertible into shares of common stock at a conversion price $0.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017. As of December 31, 2020 the carrying value was $108,804. During the year ended December 31, 2021, total principal in the amount of $88,000 was converted into 23,157,894 shares of common stock resulting in carrying value of $20,804 as of December 31, 2021.

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7%, was due in December 2019, and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and was recorded as interest expense during 2017 and a warrant liability due to the down round provision in the note agreement. The carrying value as of December 31, 2021 and December 31, 2020, was $25,000.

As of the date of release of these financial statements, all senior convertible notes were in default with an interest rate increased to 15%.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note as of December 31, 2021 and December 31, 2020, was $6,235.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, note balance was $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount. As of December 31, 2021 and December 31, 2020, the balance outstanding on these notes was $25,784.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of December 31, 2021 and December 31, 2020, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador. The notes accrue interest at 7% and have a two-year term. As of December 31, 2021 and December 31, 2020, the balance outstanding on these notes was $28,000.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. In 2019, the Company borrowed an additional $25,000 and repaid $60,000. The balance outstanding on this note as of December 31, 2021 and December 31, 2020, was $80,000.

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the year ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019. During the year ended December 31, 2020, the Company repaid $15,000 in principal and fully amortized $544 of debt discount. As of December 31, 2020, the balance outstanding on this note was $51,062. During the year ended December 31, 2021, the Company fully repaid $25,000 in principal, remaining balance of the amount owed was released and recorded as a settlement of liability. As of December 31, 2021 the balance outstanding on this note was $0.

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 31, 2019. As of December 31, 2021 and December 31, 2020, the balance outstanding on these notes was $135,000.

As of the date of release of these financial statements, promissory notes were in default with an interest rate increased by 2% over the original interest rate.

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $0.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of December 31, 2019, the outstanding balance was $100,000. On December 23, 2020, total principal and accrued interest in the amount of $118,250 were converted into a new promissory note in the principal amount of $118,250 with an annual 10% rate of interest and mature on January 15, 2022. As of December 31, 2021 and December 31, 2020, the outstanding balance was $118,250.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of December 31, 2020, outstanding balance of these notes was $121,000. During the year ended December 31, 2021, one of the notes in the principal amount of $25,000 and accrued interest in the amount of $30,387 were converted into 14,575,645 shares of common stock resulting in carrying value of $96,000 as of December 31, 2021.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company agreed to a revised conversion price of $0.05 per share and a revised warrant exercise price of $0.07 per share. As of December 31, 2021 and December 31, 2020, outstanding balance of these notes was $45,000.

As of the date of release of these financial statements, these notes were in default with an interest rate increased to 15%.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share. The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. During the year ended December 31, 2021, principal in the amount of $100,000 and accrued interest in the amount of $138,245 were converted into 62,696,053 shares of common stock resulting in carrying value of $306,000 as of December 31, 2021.

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

As of December 31, 2021 and December 31, 2020, the 2016 SPA had a carrying value of $676,597. As of the date of release of these financial statements, these notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of December 31, 2021 and December 31, 2020, the Cobrador 2016 Notes had a carrying value of $95,000.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of December 31, 2020, the carrying value of the notes was $250,000. During the year ended December 31, 2021, principal in the amount of $47,000 was converted into 12,368,421 shares of common stock resulting in carrying value of $203,000 as of December 31, 2021. As of the date of release of these financial statements, these notes were in default with an interest rate increased to 18%.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount. As of December 31, 2021 and December 31, 2020, the carrying value of the notes was $924,282. As of the date of release of these financial statements, these notes were in default with an interest rate increased to 18%.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 as of December 31, 2019. During the year ended December 31, 2020, the Company fully amortized $3,889 of debt discount resulting in carrying value of $537,500 as of December 31, 2020. During the year ended December 31, 2021, principal in the amount of $25,000 was converted into 6,578,947 shares of common stock resulting in carrying value of $512,500 as of December 31, 2021. As of the date of release of these financial statements, convertible notes were in default.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. As of December 31, 2021 and December 31, 2020, the carrying value of the notes was $436,500. As of the date of release of these financial statements, convertible notes were in default.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bear interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $296,450 at December 31, 2019. During the year ended December 31, 2020, total principal and accrued interest in the amount of $37,712 were converted into 9,924,132 shares of common stock resulting in carrying value of $281,250 as of December 31, 2020. During the year ended December 31, 2021, the Company repaid $206,250 in principal, $38,750 in accrued interest. Accrued interest in the amount of $31,860 was converted into 7,737,705 shares of common stock resulting in carrying value of $75,000 as of December 31, 2021. As of the date of release of these financial statements, convertible notes were in default with an interest rate increased to 18%.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matured on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company fully amortized $23,384 of debt discount. During the year ended December 31, 2020, accrued interest in the amount of $24,508 was converted into 13,426,091 shares of common stock resulting in carrying value of $127,875 as of December 31, 2020. During the year ended December 31, 2021, total principal of $85,250 and accrued interest in the amount of $18,623 were converted into 34,811,689 shares of common stock resulting in carrying value of $0 as of December 31, 2021.

On March 14, 2019, the Company converted accounts payable of approximately $105,000 payables into a convertible note agreement in the principal amount of $60,000, remaining balance of the amount owed was released and recorded as a settlement of liability. The note has a 2 year term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $60,000 as of December 31, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible note was in default with an interest rate increased to 24%.

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $331,824 as of December 31, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible notes were in default with an interest rate increased to 18%.

On April 15, 2019, The Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was $108,572 as of December 31, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible note was in default.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion. The investor had consented to higher draws on the facility in excess of the limit per the initial agreement. On April 15, 2020, the Company issued a convertible note in the amount of $206,231. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. On December 24, 2020, the Company issued a convertible promissory note in the amount of $147,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. As of December 31, 2021 and December 31, 2020, $603,231 was drawn under these agreements.

During the year ended December 31, 2019, the Company entered into several convertible notes agreements in the amount of $68,000. The Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 as of December 31, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2019, the Company entered into a convertible notes agreement in the amount of $50,000. The Note has a 6 month term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.01 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was of $50,000 as of December 31, 2021 and December 31, 2020. As of the date of release of these financial statements, convertible note was in default with an interest rate increased to 18%.

2020 Financings

During the year ended December 31, 2020, the Company entered into several convertible notes agreements in the amount of $73,118. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $73,118 as of December 31, 2021 and December 31, 2020.

2021 Financings

During the year ended December 31, 2021, the Company entered into several convertible notes agreements in the amount of $365,000. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $365,000 as of December 31, 2021.

On July 13, 2021, the Company issued a convertible note in the amount of $150,000. The note has a 3 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $150,000 as of December 31, 2021.

On September 21, 2021, the Company issued a convertible note in the amount of $100,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. The outstanding principal balance was $100,000 as of December 31, 2021.

On March 1, 2021, the Company issued a convertible note for deferred compensation in the principal amount of $94,600. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note is convertible into shares of the Company’s common stock at $0.05 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. During the year ended December 31, 2021, the Company fully repaid $94,600 in principal resulting in carrying value of $0 as of December 31, 2021. During the year ended December 31, 2021, the Company recorded additional principal of $30,000 for deferred compensation under the same terms.

On October 14, 2021, the Company issued a convertible note in the amount of $20,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. The outstanding principal balance was $20,000 as of December 31, 2021.

On November 2, 2021, the Company issued 2 convertible notes - $150,000, $100,000 - to fund an asset acquisition, continue funding operations and reconciling a debt. The notes bear interest at the rate of 9.5% per annum and are due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.03 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. The notes also contain a 4.99% limitation on the investor’s beneficial ownership of the Company’s outstanding common stock upon conversion.

Scheduled maturities of debt remaining as of December 31, 2021 for each respective fiscal year end are as follows:

2021	$4,689,098
2022	544,599
2023	765,000
2024	150,000
Total	6,148,697
Less: unamortized debt discount	-
Total	$6,148,697

The following table reconciles, for the year ended December 31, 2021 and 2020, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	December 31, 2021	December 31, 2020
Balance of embedded derivative at the beginning of the period	$3,083,255	$13,553
Change in fair value of conversion features	(2,871,910)	3,069,702
Balance of embedded derivatives at the end of the period	$211,345	$3,083,255

Note 6 – Capital Lease Obligations

The Company acquired capital assets under capital lease obligations. Pursuant to the agreement with the lessor, the Company makes quarterly lease payments and will make a guaranteed residual payment at the end of the lease as summarized below. At the end of the lease, the Company will own the equipment.

During the year ended December 31, 2018 the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023. During the year ended December 31, 2021, the Company settled lease liability amounts totaling $142174 by paying the lessors $82,000 and returning the leased property and equipment with a carrying value of $44,100, resulting in a gain on settlement of liability of $16,074.

The following schedule provides minimum future rental payments required as of December 31, 2021, under the current portion of capital leases.

2021	36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

Note 7 – Capital Stock

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2021 and December 31, 2020, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Common Stock

The Company has authorized 600,000,000 shares of common stock.

During the years ended December 31, 2021 and 2020, the Company issued 259,950,714 and 38,110,309 shares of its common stock, in conversion of $961,953 and $118,008, respectively, of convertible notes and accrued interest.

Total common shares issued and outstanding at December 31, 2021 and December 31, 2020 were 335,778,778 and 75,828,064, respectively.

Note 8 – Stock Options and Warrants

Warrants

At December 31, 2021 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2016 Warrants issued with Convertible Notes	5,000,000	$0.07	May-June 2022
2017 Warrants – 2017 financing	15,109,354	$0.07	December 2022
2018 Warrants – 2019 financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants – 2020 financing	10,500,000	$0.07	March 2024
2019 Warrants for services	3,500,000	$0.07	March 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
Total	49,351,259

During the year ended December 31, 2020, the Company issued warrants exercisable into 3,000,000 shares of common stock to its officer. The fair value of warrants was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 339%, risk-free interest rate 1.35%, expected dividend yield of 0%. During the year ended December 31, 2021 and 2020, the Company recorded $6,296 and $5,772, respectively, in warrant expense related to vesting of these warrants.

A summary of all warrants activity for the year ended December 31, 2021 and 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	51,276,404	$0.06	2.24
Granted	3,000,000	$0.05	4.84
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(1,296,919)	$0.12	-
Balance outstanding at December 31, 2020	52,979,485	$0.06	2.34
Exercisable at December 31, 2019	52,979,485	$0.06	2.34

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	52,979,485	$0.06	2.34
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(3,628,226)	0.05	-
Balance outstanding at December 31, 2021	49,351,259	$0.06	1.96
Exercisable at December 31, 2021	49,351,259	$0.06	1.96

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

A summary of all stock option activity for the years ended December 31, 2021 and 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	3,155,100	$0.25	1.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	(3,152,600)	-	-
Balance outstanding at December 31, 2020	2,500	$60	0.5
Exercisable at December 31, 2020	2,500	$60	0.5

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	2,500	$60	0.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	(2,500)	-	-
Balance outstanding at December 31, 2021	-	$-	-
Exercisable at December 31, 2021	-	$-	-

Note 10 - Income Taxes

Loss from operations before provision (benefit) for income taxes and associated tax provision (benefit) are summarized in the following table:

	Years ended December 31,
	2021	2020
Net Income (Loss)
Domestic	$(263,180)	$(3,954,316)
Foreign	-	-
	$(263,180)	$(3,954,316)

Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	$3,285	$-

Deferred
Federal	$(54,817)	$(770,342)
State	(13,976)	(207,471)
Foreign	-	-
Total Deferred	(68,793)	(977,813)
Less Increase in Allowance	68,793	977,813
Net Deferred	$-	$-

Total Income Tax Provision (Benefit)	$-	$-

The significant components of the deferred tax assets and liabilities are summarized below:

	Years ended December 31,
	2021	2020
Deferred Tax Assets (Liabilities):
Net Operating Loss Carry-Forwards	$3,319,927	$3,023,143
Depreciable and Amortizable Assets	(20,520)	(20,520)
Stock Based Compensation	51,957	50,297
Beneficial Conversion Feature	609,101	838,752
Loss Reserve	457	457
Accrued Compensation	35,146	35,146
Other	29,908	29,908
Total	4,025,976	3,957,183
Less Valuation Allowance	(4,025,976)	(3,957,183)
Net Deferred Tax Assets (Liabilities)	$-	$-

At December 31, 2021 and 2020, the Company has available net operating loss carry-forwards for federal and state income tax purposes of approximately $12.2 million and $11.9 million, respectively. Of the federal net operating loss carryforward, $8.9 million, if not utilized earlier, expires through 2037 and $3.3 million will carry-forward indefinitely. The state net operating loss carryforwards expire through 2040, if not utilized earlier. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carry-forwards before they expire, the Company has recorded a valuation allowance to fully offset the net operating loss carry-forwards, as well as the total net deferred tax assets.

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

During the years ended December 31, 2021 and 2020, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, as well as the states of California, Florida, Illinois and New York. The tax years 2018-2021 generally remain open to examination by the U.S. federal and state taxing authorities. In addition, the 2016 tax year is still open to examination by the state of California.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table:

	Years ended December 31,
	2021	2020
Statutory United States federal rate	21.00%	21.00%
State income tax, net of federal benefit	5.31	4.14
Change in valuation allowance	(26.14)	(24.72)
Permanent differences	(0.17)	(0.42)
Effective tax rate benefit (provision)	(0.00)%	0.00%

Note 11 – Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2021 through the date these financial statements were issued and determined the following significant events require disclosure:

Subsequent to December 31, 2021, the Company issued a convertible promissory note in the principal amount of $50,000 to an unaffiliated investor. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note is convertible into shares of the Company’s common stock at $0.03 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to December 31, 2021, the Company issued a secured convertible promissory note in the principal amount of $150,000 to an unaffiliated investor. The note bears interest at the rate of 15% per annum and is due and payable in one years. The note is convertible into shares of the Company’s common stock at $0.01 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option.

Subsequent to December 31, 2021, the Company issued 49,789,365 of its common stock in conversion of $189,200 of convertible notes and accrued interest.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

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

Corporate Governance

We do not have an audit committee, compensation committee or nominating committee. As we grow and evolve as an SEC registrant, our corporate governance structure is expected to be enhanced.

ITEM 11 - EXECUTIVE COMPENSATION

The following table discloses compensation received by our Chief Executive Officer and President, and Pat Avery, our Chief Operating Officer, also referred to herein as our “named executive officer,” for the years ended December 31, 2021 and 2020.

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to the executive officer of the Company who served during the fiscal years ended December 31, 2021 and 2020 for services in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant Awards ($)	All Other Compensation ($)	Total ($)
Andrew Boutsikakis (1)	2021	104,000	-	-	6,296	-	110,296
Chief Executive Officer	2020	48,400	-	-	5,772	-	54,172
Pat Avery (2)	2021	35,000	-	-	-	-	35,000
Chief Operating Officer	2020	-	-	-	-	-	-

1)	Mr. Boutsikakis was appointed CEO effective February 1, 2020 and was granted a monthly salary of $12,500. During the year ended December 31, 2020, he earned $137,500 under this arrangement, of which $48,400 was paid during the year and remaining balance was earned but unpaid.

2)	Mr. Avery was appointed COO effective July 1, 2021 and was granted a monthly salary of $7,000. During the year ended December 31, 2021, he earned $42,000 under this arrangement, of which $35,000 was paid during the year and remaining balance was earned but unpaid.

Employment Agreement

The Company and Mr. Boutsikakis entered into an employment agreement, effective February 1, 2020, for a period of two years. Mr. Boutsikakis in his capacity as Chief Executive Officer was granted a monthly salary of $12,500, of which $7,500 payable in cash and $5,000 payable in a convertible note. Mr. Boutsikakis also received a five-year warrant to purchase 3,000,000 shares of common stock at $0.05 per share. The warrant has a two-year, quarterly vesting schedule.

Directors Compensation

The Company’s non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 5,000,000 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. As of December 31, 2021, the Company had no options outstanding under the Plan to employees, directors and outside consultants.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 29, 2022, there were 385,568,143 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of March 29, 2022 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 3275 S. Jones Blvd, Suite 104, Las Vegas, NV 89146

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Andrew Boutsikakis (1)	3,000,000	*	%
Patrick White	776 ,257	*
John Edward (Jay) Hentschel	-	*
Jared Levinthal	300,000	*
All directors and named executive officers as a group (4 individuals)	4,076,257	1.05%

*	Less than 1%

1.	Includes 3,000,000 shares issuable upon exercise of warrants.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for audit and review services of the Company’s consolidated financial statements included in the Company’s annual financial statements and review of financial statements included on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed or to be billed for professional services rendered by our principal accountant, Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC) (“Pinnacle”) for audit and review services for the year ended December 31, 2021 and 2020 were $27,000 and $25,000, respectively. For the years ended December 31, 2021 and 2020, the Company was not required to have an audit of its internal controls over financial reporting.

Audit Related Fees

The aggregate fees billed for other audit related services by our principal accountant, Pinnacle, pertaining to registration statements for the years ended December 31, 2021 and 2020 were approximately $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Pinnacle, for preparation of tax returns during the years ended December 31, 2021 and 2020 were $0.

All Other Fees

The aggregate other fees billed for professional services rendered by our principal accountant, Pinnacle, during the years ended December 31, 2021 and 2020 were $0.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form 02S-1 filed on April 9, 2010).
3.2	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).
3.3	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2018).
3.4	By-laws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).
10.3	Form of Senior Convertible Note issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.4	Form of Warrant to Purchase Common Stock issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.5	Form of Vending Machine Equipment Lease with Automated Retail Leasing Partners (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).
10.6	Form of Warrant between Automated Retail Leasing Partners, LP and Internet Media Services, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2014).
10.7	Promissory Note, dated May 30, 2014, issued to Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 1, 2014).
10.8	Equipment Lease Agreement, dated October 21, 2014, between BoxScore Brands, Inc. and Perkin Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).
10.9	Warrant to Purchase Common Stock issued to Perkin Industries, LLC, dated October 21, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).
10.10	Modification to the Series of Cobrador Stock Purchase Agreement, Senior Convertible Notes and Series A Warrants between BoxScore Brands, Inc. and Cobrador Multi-Strategy Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015).
10.11	NHL/U-Vend Corporate Marketing Letter Agreement, dated February 27, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2015).
10.12	Form of Securities Purchase Agreement between the Company and each investor, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.13	Form of Convertible Promissory Note, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.14	Form of Warrant to Purchase Common Stock, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).
10.15	Securities Purchase Agreement between the Company and each investor, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.16	Form of Convertible Promissory Note, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.17	Form of Warrant to Purchase Common Stock, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.18	Debt Conversion Agreement of Raymond Meyers, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.19	Debt Conversion Agreement of Paul Neelin, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.20	Debt Conversion Agreement of Mark Chapman, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).
10.21	Agreement to Amend Leases, dated as of August 8, 2016, between the Company and Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
10.22	Warrant to Purchase Shares of Common Stock issued to Automated Retail Leasing Partners, LP, dated August 8, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).
10.23	Master Services Consulting Agreement, dated as of February 1, 2017, between the Company and Raymond Meyers (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.24	Employment Agreement, dated as of February 1, 2017, between the Company and David Graber (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
10.37	Master Distribution Agreement, dated as of January 26, 2017, between the Company and UVend Group of Companies (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).
21.1	Subsidiaries of the Registrant (filed herewith).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith). (1)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXSCORE BRANDS, INC.

March 31, 2022	By:	/s/ Andrew Boutsikakis
Andrew Boutsikakis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2022	/s/ Andrew Boutsikakis
Andrew Boutsikakis Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

March 31, 2022	/s/ John Edward (Jay) Hentschel
John Edward (Jay) Hentschel Director

March 31, 2022	/s/ Patrick White
Patrick White Director

March 31, 2022	/s/ Jared Levinthal
Jared Levinthal Director