Form 10-Q
period 2022-06-30
BOXSCORE BRANDS, INC.
filed 2022-08-17
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-165972

BOXSCORE BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 West Putnam Avenue, Suite 400, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

800 - 998-7962

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 385,568,143 as of August 15, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

BOXSCORE BRANDS, INC.

FORM 10-Q

For the Six Months Ended June 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXSCORE BRANDS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
Assets	2022	2021
Current assets
Cash	$12,418	$8,291
Prepaid expenses and other assets	129,506	1,763
Total current assets	141,924	10,054
Noncurrent assets
Mineral claims	100,000	100,000
Total assets	$241,924	$110,054

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$320,623	$303,248
Accrued expenses	437,177	348,217
Accrued interest	2,312,643	2,104,964
Senior convertible notes	75,000	95,804
Promissory notes payable	473,269	473,269
Convertible notes payable, current	5,511,624	4,664,624
Current capital lease obligation	36,254	36,254
Total current liabilities	9,166,590	8,026,380

Noncurrent liabilities:
Convertible notes payable, non-current	570,000	915,000
Derivative liabilities	-	211,345
Total noncurrent liabilities	570,000	1,126,345

Total Liabilities	9,736,590	9,152,725

Stockholders’ deficit
Common stock, $.001 par value, 600,000,000 shares authorized, 385,568,143 and 335,778,778 shares issued and outstanding, respectively	385,567	335,778
Additional paid in capital	7,129,476	6,989,540
Accumulated deficit	(17,009,709)	(16,367,989)
Total stockholders’ deficit	(9,494,666)	(9,042,671)
Total liabilities and stockholders’ deficit	$241,924	$110,054

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating Expenses
General and administrative	$364,188	$100,152	$490,260	$173,647
Total operating expenses	364,188	100,152	490,260	173,647

Operating loss	(364,188)	(100,152)	(490,260)	(173,647)

Other Income (Expenses)
Gain on change in fair value of derivative liabilities	-	261,456	211,345	2,113,589
Gain on settlement of liabilities	-	-	-	31,326
Interest expense	(173,758)	(209,070)	(362,805)	(404,959)
Total other income (expenses)	(173,758)	52,386	(151,460)	1,739,956

Income (loss) from operations before income taxes	(537,946)	(47,766)	(641,720)	1,566,309

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(537,946)	$(47,766)	$(641,720)	$1,566,309

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Net loss per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares – basic	385,568,143	174,843,415	380,216,446	137,531,124
Weighted average common shares – diluted	385,568,143	174,843,415	380,216,446	299,242,739

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	75,828,064	$75,828	$6,281,241	$(18,130,455)	$(11,773,386)
Shares issued for note conversion	135,606,238	135,605	374,839	-	510,444
Fair value of warrants	-	-	3,148	-	3,148
Net loss	-	-	-	1,566,309	1,566,309
Balance as of June 30, 2021	211,434,302	$211,433	$6,659,228	$(16,564,146)	$(9,693,485)

Balance as of December 31, 2021	335,778,778	$335,778	$6,989,540	$(16,367,989)	$(9,042,671)
Shares issued for note conversion	49,789,365	49,789	139,411	-	189,200
Fair value of warrants	-	-	525	-	525
Net loss	-	-	-	(641,720)	(641,720)
Balance as of June 30, 2022	385,568,143	$385,567	$7,129,476	$(17,009,709)	$(9,494,666)

Balance as of March 31, 2021	130,226,748	$130,226	$6,435,132	$(16,516,380)	$(9,951,022)
Shares issued for note conversion	81,207,554	81,207	222,522		303,729
Fair value of warrants			1,574		1,574
Net loss				(47,766)	(47,766)
Balance as of June 30, 2021	211,434,302	$211,433	$6,659,228	$(16,564,146)	$(9,693,485)

Balance as of March 31, 2022	385,568,143	$385,567	$7,129,476	$(16,471,763)	$(8,956,720)

Net loss	-	-	-	(537,946)	(537,946)
Balance as of June 30, 2022	385,568,143	$385,567	$7,129,476	$(17,009,709)	$(9,494,666)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(641,720)	$1,566,309
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	525	3,148
Gain on settlement of liabilities	-	(31,326)
Gain on change in fair value of derivative liabilities	(211,345)	(2,113,589)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(127,743)	2,000
Accounts payable and accrued expenses	121,335	31,413
Accrued interest	348,075	402,959
Net cash used in operating activities	(510,873)	(139,086)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	590,000	365,000
Repayments of capital lease obligations	-	(57,000)
Repayment of convertible note	(75,000)	(167,500)
Repayments of promissory notes	-	(25,000)
Net cash provided by financing activities	515,000	115,500

Net increase (decrease) in cash	4,127	(23,586)

Cash, beginning of period	8,291	23,586

Cash, end of period	$12,418	$-

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued expenses exchanged for convertible note	$15,000	$94,600
Convertible notes converted to common stock	$48,804	$314,572
Accrued interest on convertible notes converted to common stock	$140,396	$195,872

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

On November 5, 2021, the Company acquired the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah for $100,000. The acquisition was driven by historical mineral data from seven (7) existing wells with brine aquifer access. The independent third-party Technical Report indicated that further investment and development in the claims were warranted.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2021 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. The Company currently owns the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021 for $100,000. No impairment or capitalizable costs related to the mineral claims were noted during the six months ended June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, there were approximately 173 million and 162 million shares potentially issuable   under convertible debt agreements, options, and warrants that could dilute basic earnings per share if converted that were included in the calculation of diluted earnings per share for the six months ended June 30, 2021. These if-converted shares were excluded from the other periods presented because their inclusion would have been anti-dilutive to the Company’s losses during those periods.

Six Months Ended
June 30, 2021
Numerator:
Net income (loss)	$1,566,309
Gain on change in fair value of derivatives	(2,113,589)
Interest on convertible debt	404,959
Net income (loss) – diluted	$(142,321)

Denominator:
Weighted average common shares outstanding:	137,531,124
Effect of dilutive shares	161,711,615
Diluted	299,242,739

Net income (loss) per common share:
Basic	$0.01
Diluted	$(0.00)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

Fair Value Measurement at
	Carrying	June 30, 2022
	Value	Level 1	Level 2	Level 3
Derivative liabilities	$—	—	—	$—

		Fair Value Measurement at
	Carrying	December 31, 2021
	Value	Level 1	Level 2	Level 3
Derivative liabilities	$211,345	—	—	$211,345

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

Gain on Liabilities Settlement

During the six months ended June 30, 2021 creditors forgave aggregate amount of $15,252 associated with accrued expenses. In addition, the Company recorded a gain on capital lease settlement of $16,074 as detailed in Note 6, resulting in total gain on settlement of liabilities of $31,326. No gains or losses resulting from liability settlement were recognized during the six months ended June 30, 2022.

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

The Company recognized $0 revenue during the six months ended June 30, 2022 and 2021.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $641,720 during the six months ended June 30, 2022, has accumulated losses totaling $17,009,709, and has a working capital deficit of $9,024,666 at June 30, 2022. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Debt

Senior Convertible Notes

During the year ended December 31, 2018, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2018 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), was extended until December 31, 2019. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. During the year ended December 31, 2020, principal and accrued interest in the amount of $55,788 were converted into 14,760,086 shares of common stock. The carrying value as of December 31, 2020 was $268,900. During the year ended December 31, 2021, total principal of $218,900 and accrued interest in the amount of $153,686 were converted into 98,024,360 shares of common stock resulting in carrying value of $50,000 as of December 31, 2021. The carrying value as of June 30, 2022, was $50,000.

On December 31, 2016, the Company issued a Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2018 and was due on December 31, 2019. It is convertible into shares of common stock at a conversion price $0.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017. As of December 31, 2020 the carrying value was $108,804. During the year ended December 31, 2021, total principal in the amount of $88,000 was converted into 23,157,894 shares of common stock resulting in carrying value of $20,804 as of December 31, 2021. During the six months ended June 30, 2022, total principal and accrued interest in the amount of $20,804 of principal and $79,923 of interest were converted into 26,507,105 shares   of common stock resulting in carrying value of $0 as of June 30, 2022.

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7%, was due in December 2019, and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and was recorded as interest expense during 2017 and a warrant liability due to the down round provision in the note agreement. The outstanding principal balance was $25,000 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, all senior convertible notes were in default with an interest rate increased to 15%.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note was $6,235 as of June 30, 2022 and December 31, 2021.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, note balance was $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount. As of June 30, 2022 and December 31, 2021, the balance outstanding on these notes was $25,784.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of June 30, 2022 and December 31, 2021, the balance outstanding on these notes was $80,000.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador. The notes accrue interest at 7% and have a two-year term. As of June 30, 2022 and December 31, 2021, the balance outstanding on these notes was $28,000.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. In 2019, the Company borrowed an additional $25,000 and repaid $60,000. The balance outstanding on this note as of June 30, 2022 and December 31, 2021, was $80,000.

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the year ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019. During the year ended December 31, 2020, the Company repaid $15,000 in principal and fully amortized $544 of debt discount. As of December 31, 2020, the balance outstanding on this note was $51,062. During the year ended December 31, 2021, the Company fully repaid $25,000 in principal, remaining balance of the amount owed was released and recorded as a settlement of liability. As of June 30, 2022 and December 31, 2021, the balance outstanding on this note was $0.

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 31, 2019. As of June 30, 2022 and December 31, 2021, the balance outstanding on these notes was $135,000.

As of June 30, 2022, the above promissory notes were in default with an interest rate increased by 2% over the original interest rate.

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $0.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of December 31, 2019, the outstanding balance was $100,000. On December 23, 2020, total principal and accrued interest in the amount of $118,250 were converted into a new promissory note in the principal amount of $118,250 with an annual 10% rate of interest and mature on January 15, 2022. As of June 30, 2022 and December 31, 2021, the notes were in default and the outstanding balance was $118,250.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of December 31, 2020, outstanding balance of these notes was $121,000. During the year ended December 31, 2021, one of the notes in the principal amount of $25,000 and accrued interest in the amount of $30,387 were converted into 14,575,645 shares of common stock resulting in carrying value of $96,000 as of June 30, 2022 and December 31, 2021.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company agreed to a revised conversion price of $0.05 per share and a revised warrant exercise price of $0.07 per share. As of June 30, 2022 and December 31, 2021, outstanding balance of these notes was $45,000.

As of June 30, 2022, these 2014 notes were in default with an interest rate increased to 15%.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share. The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. During the year ended December 31, 2021, principal in the amount of $100,000 and accrued interest in the amount of $138,245 were converted into 62,696,053 shares of common stock resulting in carrying value of $306,000 as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, the 2016 SPA had a carrying value of $676,597. As of June 30, 2022, these notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of June 30, 2022 and December 31, 2021, the Cobrador 2016 Notes had a carrying value of $95,000.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of December 31, 2020, the carrying value of the notes was $250,000. During the year ended December 31, 2021, principal in the amount of $47,000 was converted into 12,368,421 shares of common stock resulting in carrying value of $203,000 as of December 31, 2021. During the six months ended June 30, 2022, total principal and accrued interest in the amount of $28,000 of principal and $60,473 of interest were converted into 23,282,260 shares   of common stock resulting in carrying value of $175,000 as of June 30, 2021. As of June 30, 2022, these notes were in default with an interest rate increased to 18%.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount. As of June 30, 2022 and December 31, 2021, the carrying value of the notes was $924,282. As of June 30, 2022, these notes were in default with an interest rate increased to 18%.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 as of December 31, 2019. During the year ended December 31, 2020, the Company fully amortized $3,889 of debt discount resulting in carrying value of $537,500 as of December 31, 2020. During the year ended December 31, 2021, principal in the amount of $25,000 was converted into 6,578,947 shares of common stock resulting in carrying value of $512,500 as of June 30, 2022 and December 31, 2021. As of June 30, 2022, convertible notes were in default.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. As of June 30, 2022 and December 31, 2021, the carrying value of the notes was $436,500. As of June 30, 2022, convertible notes were in default.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bear interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $296,450 at December 31, 2019. During the year ended December 31, 2020, total principal and accrued interest in the amount of $37,712 were converted into 9,924,132 shares of common stock resulting in carrying value of $281,250 as of December 31, 2020. During the year ended December 31, 2021, the Company repaid $206,250 in principal, $38,750 in accrued interest. Accrued interest in the amount of $31,860 was converted into 7,737,705 shares of common stock resulting in carrying value of $75,000 as of December 31, 2021. During the six months ended June 30, 2022, the Company repaid $75,000 in principal resulting in carrying value of $0 as of June 30, 2022.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matured on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company fully amortized $23,384 of debt discount. During the year ended December 31, 2020, accrued interest in the amount of $24,508 was converted into 13,426,091 shares of common stock resulting in carrying value of $127,875 as of December 31, 2020. During the year ended December 31, 2021, total principal of $85,250 and accrued interest in the amount of $18,623 were converted into 34,811,689 shares of common stock resulting in carrying value of $0 as of June 30, 2022 and December 31, 2021.

On March 14, 2019, the Company converted accounts payable of approximately $105,000 payables into a convertible note agreement in the principal amount of $60,000, remaining balance of the amount owed was released and recorded as a settlement of liability. The note has a 2 year term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $60,000 as of June 30, 2022 and December 31, 2021. As of June 30, 2022, convertible note was in default with an interest rate increased to 24%.

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $331,824 as of June 30, 2022 and December 31, 2021. As of June 30, 2022, convertible notes were in default with an interest rate increased to 18%.

On April 15, 2019, The Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was $108,572 as of June 30, 2022 and December 31, 2021. As of June 30, 2022, convertible note was in default.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion. The investor had consented to higher draws on the facility in excess of the limit per the initial agreement. On April 15, 2020, the Company issued a convertible note in the amount of $206,231. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. On December 24, 2020, the Company issued a convertible promissory note in the amount of $147,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. As of June 30, 2022 and December 31, 2021, $603,231 was drawn under these agreements. As of June 30, 2022, 2 convertible notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2019, the Company entered into several convertible notes agreements in the amount of $68,000. The Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 as of June 30, 2022 and December 31, 2021. As of June 30, 2022, convertible notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2019, the Company entered into a convertible notes agreement in the amount of $50,000. The Note has a 6 month term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.01 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was of $50,000 as of June 30, 2022 and December 31, 2021. As of June 30, 2022, convertible note was in default with an interest rate increased to 18%.

2020 Financings

During the year ended December 31, 2020, the Company entered into several convertible notes agreements in the amount of $73,118. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $73,118 as of June 30, 2022 and December 31, 2021. As of June 30, 2022, two convertible notes for the total amount $26,399 were in default with an interest rate increased to 18%.

2021 Financings

During the six months ended June 30, 2021, the Company entered into several convertible notes agreements in the amount of $365,000. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $365,000 as of June 30, 2022 and December 31, 2021.

On July 13, 2021, the Company issued a convertible note in the amount of $150,000. The note has a 3 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $150,000 as of June 30, 2022 and December 31, 2021.

On September 21, 2021, the Company issued a convertible note in the amount of $100,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. The outstanding principal balance was $100,000 as of June 30, 2022 and December 31, 2021.

On March 1, 2021, the Company issued a convertible note for deferred compensation in the principal amount of $94,600. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note was convertible into shares of the Company’s common stock at $0.05 per share and was redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. During the year ended December 31, 2021, the Company fully repaid $94,600 in principal and recorded additional principal of $30,000 for deferred compensation under the same terms, resulting in carrying value of $30,000 at December 31, 2021. During the six months ended June 30, 2022, the Company recorded additional principal of $15,000 resulting in carrying value of $45,000 as of June 30, 2022.

On October 14, 2021, the Company issued a convertible note in the amount of $20,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. The outstanding principal balance was $20,000 as of June 30, 2022 and December 31, 2021.

On November 2, 2021, the Company issued 2 convertible notes - $150,000, $100,000 - to fund an asset acquisition, continue funding operations and reconciling a debt. The notes bear interest at the rate of 9.5% per annum and are due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.03 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. The notes also contain a 4.99% limitation on the investor’s beneficial ownership of the Company’s outstanding common stock upon conversion. The outstanding principal balance was $250,000 as of June 30, 2022 and December 31, 2021.

2022 Financings

During the six months ended June 30, 2022, the Company entered into several convertible note agreements in the aggregate amount of $590,000. The $50,000 note has a 2-year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. Other notes have a 1-year term, bear interest of 15%, and are convertible into shares of common stock at a conversion price of $0.01 per share. The outstanding principal balance was $590,000 as of June 30, 2022.

Scheduled maturities of debt remaining as of June 30, 2022 for each respective fiscal year end are as follows:

2022	$5,109,893
2023	1,320,000
2024	200,000
Less: unamortized debt discount	-
Total	$6,629,893

The following table reconciles, for the six months ended June 30, 2022 and 2021, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	June 30, 2021	June 30, 2021
Balance of embedded derivative at the beginning of the period	$211,345	$3,083,255
Change in fair value of conversion features	(211,345)	(2,113,589)
Balance of embedded derivatives at the end of the period	$-	$969,666

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

The following schedule provides minimum future rental payments required as of June 30, 2022, under the current portion of capital leases.

2021	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

Note 7 – Capital Stock

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of June 30, 2022 and December 31, 2021, there are 10,000,000 shares of preferred stock authorized, and no shares issued or outstanding.

Common Stock

The Company has authorized 600,000,000 shares of common stock, with 385,568,143 and 335,778,778 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, the Company issued 49,789,365 shares of its common stock, in conversion of $189,200 of convertible notes and accrued interest.

During the six months ended June 30, 2021, the Company issued 135,606,238 shares of its common stock, in conversion of $510,444 of convertible notes and accrued interest.

Note 8 – Stock Options and Warrants

Warrants

At June 30, 2022 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2017 Warrants – financing	11,637,926	$0.07	July - December 2022
2018 Warrants – financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants –financing	10,500,000	$0.07	March - October 2024
2019 Warrants for services	3,500,000	$0.07	March - April 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
Total	40,879,831

During the year ended December 31, 2020, the Company issued warrants exercisable into 3,000,000 shares of common stock to its officer. The fair value of warrants was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 339%, risk-free interest rate 1.35%, expected dividend yield of 0%. During the six months ended June 30, 2022 and 2021, the Company recorded $525 and $3,148, respectively, in warrant expense related to vesting of these warrants.

A summary of all warrants activity for the six months ended June 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2021	49,351,259	$0.06	1.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(8,471,428)	-	-
Balance outstanding at June 30, 2022	40,879,831	$0.06	1.29
Exercisable at June 30, 2022	40,879,831	$0.06	1.29

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

A summary of all stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2021	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at June 30, 2022	-	$-	-
Exercisable at June 30, 2022	-	$-	-

Note 10 – Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2022 through the date these financial statements were issued and determined the following significant events require disclosure:

On July 21, 2022, the Board of Directors for the Company (the “Board”) received the Resignation of Mr. Andrew Boutsikakis from his positions as Chief Executive Officer and Director for the Company. There are no disputes or disagreements between Mr. Boutsikakis and the Company.

Pursuant to the Resignation of Mr. Boutsikakis, on July 26, 2022, the Board unanimously approved and appointed Mr. Sebastian Lux to the position of Interim Chief Executive Officer. On the same date, the Board unanimously voted to increase the number of Directors on the Board to five (5), and subsequently approved and appointed Dr. Adam Lipson as a Director and Mr. David Graber as a Director for the Company.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

For the three months ended June 30, 2022 and 2021, the Company had no revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $364,188, an increase of $264,036 or 264%, compared to $100,152 for the three months ended June 30, 2022. The increase in general and administrative expenses was mainly due to increase in professional fees.   In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company's engineering partner, for geological modeling and drill entry design and related planning.

Gain on Fair Value of Derivative Liabilities

During the three months ended June 30, 2021, the Company recorded a gain on the change in fair value of derivative liabilities of $261,456. There was no change in fair value of derivative liabilities during the three months ended June 30, 2020, as the underlying convertible notes payable were converted into common stock and the derivative eliminated during Q1 of 2022.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $ 173,758, as compared to $209,070 during the three months ended June 30, 2021.

Net Loss

As a result of the foregoing, the net loss for the three months ended June 30, 2022 was $537,946 as compared to $47,766 during the three months ended June 30, 2021.

Six months Ended June 30, 2022 Compared to Six months Ended June 30, 2021

Revenue

For the six months ended June 30, 2022 and 2021, the Company had no revenue.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $490,260, an increase of $316,613 or 182%, compared to $173,647 for the six months ended June 30, 2022. The increase in general and administrative expenses was mainly due to increase in professional fees.   In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company's engineering partner, for geological modeling and drill entry design and related planning.

Gain on Fair Value of Derivative Liabilities

During the six months ended June 30, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $211,345, as compared to $2,113,589 during the six months ended June 30, 2021. The underlying convertible note payable was converted into common stock during Q1 of 2022, resulting in $0 derivative liability at June 30, 2022.

Interest Expense

Interest expense for the six months ended June 30, 2022 was $ 362,805, as compared to $ 404,959 during the six months ended June 30, 2021.

Net Loss

As a result of the foregoing, the net loss for the six months ended June 30, 2022 was $641,720 as compared to the net income of $1,566,309 during the six months ended June 30, 2021.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $641,720 during the six months ended June 30, 2022, has accumulated losses totaling $17,009,709, and has a working capital deficit of $9,024,666 at June 30, 2022. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the six months ended June 30, 2022, the Company used $510,873 of cash in operating activities as a result of the Company’s net loss of $641,720, offset by share-based compensation of $525, change in fair market value of derivative liability of $211,345, and net changes in operating assets and liabilities of $341,667.

During the six months ended June 30, 2021, the Company used $139,086 of cash in operating activities as a result of the Company’s net income of $1,566,309, increased by share-based compensation of $3,148 and net changes in operating assets and liabilities of $436,372, and offset by change in fair market value of derivative liability of $2,113,589 and gain on settlement of liabilities of $31,326.

Investing Activities

During the six months ended June 30, 2022 and 2021, the Company had no investing activities.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $515,000, resulting from $590,000 in proceeds from convertible notes, offset by $75,000 in repayments of convertible notes.

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

 Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of June 30, 2022 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses as of June 30, 2022:

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

August 17, 2022	BOXSCORE BRANDS, INC.

	By:	/s/ Sebastian Lux
Sebastian Lux
Chief Executive Officer, President and Chief Financial Officer