Form 10-Q
period 2022-09-30
BOXSCORE BRANDS, INC.
filed 2022-11-21
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

3275 S. Jones Blvd., Suite 104, Las Vegas, NV 89146

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 385,568,143 as of November 21, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

BOXSCORE BRANDS, INC.

FORM 10-Q

For the Nine months Ended September 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXSCORE BRANDS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
Assets	2022	2021
Current assets
Cash	$52,953	$8,291
Prepaid expenses and other assets	89,862	1,763
Other current assets	-	-
Total current assets	142,815	10,054
Noncurrent assets
Mineral claims	100,000	100,000
Total assets	$242,815	$110,054

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$386,878	$303,248
Accrued expenses	489,044	348,217
Accrued interest	2,400,376	2,104,964
Senior convertible notes	75,000	95,804
Promissory notes payable	503,269	473,269
Convertible notes payable	5,822,973	4,664,624
Current capital lease obligation	36,254	36,254
Total current liabilities	9,713,794	8,026,380

Noncurrent liabilities:
Convertible notes payable	470,000	915,000
Derivative liabilities	-	211,345
Total noncurrent liabilities	470,000	1,126,345

Total Liabilities	10,183,794	9,152,725

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 50,000 and 0 shares issued and outstanding, respectively	5	-
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 385,568,143 and 335,778,778 shares issued and outstanding, respectively	385,567	335,778
Additional paid in capital	7,190,026	6,989,540
Accumulated deficit	(17,516,577)	(16,367,989)
Total stockholders’ deficit	(9,940,979)	(9,042,671)
Total liabilities and stockholders’ deficit	$242,815	$110,054

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating Expenses
General and administrative	$331,735	$83,252	$821,995	$256,899
Total operating expenses	331,735	83,252	821,995	256,899

Operating loss	(331,735)	(83,252)	(821,995)	(256,899)

Other Expenses (Income)
Gain (loss) on change in fair value of derivative liabilities	-	1,242,201	(211,345)	(871,388)
Gain on settlement of liabilities	-	(30,769)	-	(62,095)
Interest expense	175,133	240,921	537,938	645,880
Total other expenses (income)	175,133	1,452,353	326,593	(287,603)

Income (loss) from operations before income taxes	(506,868)	(1,535,605)	(1,148,588)	30,704

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(506,868)	$(1,535,605)	$(1,148,588)	$30,704

Net loss per share – basic	$(0.00)	$(0.01)	$(0.00)	$0.00
Net loss per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares – basic	385,568,143	174,843,415	382,019,948	179,188,115
Weighted average common shares – diluted	385,568,143	174,843,415	382,019,948	340,825,434

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three and Nine months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	-	$-	75,828,064	$75,828	$6,281,241	$(18,130,455)	$(11,773,386)
Shares issued for note conversion	-	-	212,269,807	212,269	568,496	-	780,765
Fair value of warrants	-	-	-	-	4,722	-	4,722
Net income	-	-	-	-	-	30,704	30,704
Balance as of September 30, 2021	-	$-	288,097,871	$288,097	$6,854,459	$(18,099,751)	$(10,957,195)

Balance as of December 31, 2021	-	$-	335,778,778	$335,778	$6,989,540	$(16,367,989)	$(9,042,671)
Preferred stock issued for cash	50,000	5	-	-	49,995	-	50,000
Shares issued for note conversion	-	-	49,789,365	49,789	139,411	-	189,200
Fair value of warrants	-	-	-	-	11,080	-	11,080
Net loss	-	-	-	-	-	(1,148,588)	(1,148,588)
Balance as of September 30,2022	50,000	$5	385,568,143	$385,567	$7,190,026	$(17,516,577)	$(9,940,979)

Balance as of June 30, 2021	-	$-	211,434,302	$211,433	$6,659,228	$(16,564,146)	$(9,693,485)
Shares issued for note conversion	-	-	76,663,569	76,664	193,657	-	270,321
Fair value of warrants	-	-	-	-	1,574	-	1,574
Net loss	-	-	-	-	-	(1,535,605)	(1,535,605)
Balance as of September 30, 2021	-	$-	288,097,871	$288,097	$6,854,459	$(18,099,751)	$(10,957,195)

Balance as of June 30, 2022	-	$-	385,568,143	$385,567	$7,129,476	$(17,009,709)	$(9,494,666)
Preferred stock issued for cash	50,000	5	-	-	49,995	-	50,000
Fair value of warrants	-	-	-	-	10,555	-	10,555
Net loss	-	-	-	-	-	(506,868)	(506,868)
Balance as of September 30,2022	50,000	$5	385,568,143	$385,567	$7,190,026	$(17,516,577)	$(9,940,979)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(1,148,588)	$30,704
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	11,080	4,722
Gain on settlement of liabilities	-	(62,095)
Gain on change in fair value of debt and warrant liabilities	(211,345)	(871,388)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(88,099)	(2,170)
Accounts payable and accrued expenses	241,124	33,054
Accrued interest	475,490	638,343
Net cash used in operating activities	(720,338)	(228,831)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	590,000	615,000
Proceeds from promissory notes	200,000	-
Proceeds from issuance of preferred stock	50,000	-
Repayments of capital lease obligations	-	(82,000)
Repayment of convertible note	(75,000)	(297,100)
Repayments of promissory notes	-	(25,000)
Net cash provided by financing activities	765,000	210,900

Net increase (decrease) in cash	44,662	(17,931)

Cash, beginning of period	8,291	23,586

Cash, end of period	$52,953	$5,655

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued expenses exchanged for convertible note	$-	$62,099
Convertible notes converted to common stock	$48,804	$429,150
Accrued interest on convertible notes converted to common stock	$140,396	$351,615
Promissory notes converted to convertible notes	$170,000	$-
Accrued interest on promissory notes converted to convertible notes	$57,372	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

BOXSCORE BRANDS, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 1 – Nature of the Business

BoxScore Brands, Inc. (formerly U-Vend Inc.) (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner.

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

On August 17, 2022, the Board of Directors unanimously voted to increase the number of Directors on the Board to seven (7). On the same date, the Board subsequently approved and appointed Mr. Justin Vorwerk as a Director, and Mr. Andrew Suckling as a Director for the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2021 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. The Company currently owns the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021 for $100,000. No impairment or capitalizable costs related to the mineral claims were noted during the nine months ended September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, there were approximately 243 million and 162 million shares potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were included in the calculation of diluted earnings per share for the nine months ended September 30, 2021. These if-converted shares were excluded from the other periods presented because their inclusion would have been anti-dilutive to the Company’s losses during those periods.

Nine Months Ended
September 30,
2021
Numerator:
Net income (loss)	$30,704
(Gain) loss on change in fair value of derivatives	(871,388)
Interest on convertible debt	645,880
Net income (loss) – diluted	$(194,804)

Denominator:
Weighted average common shares outstanding	179,188,115
Effect of dilutive shares	161,637,319
Diluted	340,825,434

Net income (loss) per common share:
Basic	$0.00
Diluted	$(0.00)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	Carrying	Fair Value Measurement at September 30, 2022
	Value	Level 1	Level 2	Level 3
Derivative liabilities	$—	—	—	$—

		Fair Value Measurement at
	Carrying	December 31, 2021
	Value	Level 1	Level 2	Level 3
Derivative liabilities	$211,345	—	—	$211,345

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

Gain on Liabilities Settlement

During the nine months ended September 30, 2021 creditors forgave aggregate amount of $19,959 associated with accrued expenses and $26,062 related to notes payable. In addition, the Company recorded a gain on capital lease settlement of $16,074 as detailed in Note 6, resulting in total gain on settlement of liabilities of $62,095. No gains or losses resulting from liability settlement were recognized during the nine months ended September 30, 2022.

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

The Company recognized $0 revenue during the nine months ended September 30, 2022 and 2021.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $1,148,588 during the nine months ended September 30, 2022, has accumulated losses totaling $17,516,577, and has a working capital deficit of $9,570,979 at September 30, 2022. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 – Debt

Senior Convertible Notes

During the year ended December 31, 2018, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2018 (“Cobrador 1”), payable to Cobrador Multi-Strategy Partners, LP (“Cobrador”), was extended until December 31, 2019. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. During the year ended December 31, 2020, principal and accrued interest in the amount of $55,788 were converted into 14,760,086 shares of common stock. The carrying value as of December 31, 2020 was $268,900. During the year ended December 31, 2021, total principal of $218,900 and accrued interest in the amount of $153,686 were converted into 98,024,360 shares of common stock resulting in carrying value of $50,000 as of December 31, 2021. The carrying value as of September 30, 2022, was $50,000.

On December 31, 2016, the Company issued a Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2018 and was due on December 31, 2019. It is convertible into shares of common stock at a conversion price $0.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017. As of December 31, 2020 the carrying value was $108,804. During the year ended December 31, 2021, total principal in the amount of $88,000 was converted into 23,157,894 shares of common stock resulting in carrying value of $20,804 as of December 31, 2021. During the nine months ended September 30, 2022, total principal and accrued interest in the amount of $20,804 of principal and $79,923 of interest were converted into 26,507,105 shares   of common stock resulting in carrying value of $0 as of September 30, 2022.

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7%, was due in December 2019, and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and was recorded as interest expense during 2017 and a warrant liability due to the down round provision in the note agreement. The outstanding principal balance was $25,000 as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, all senior convertible notes were in default with an interest rate increased to 15%.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal outstanding on this promissory note was $6,235 as of September 30, 2022 and December 31, 2021.

Starting of 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, note balance was $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount. As of September 30, 2022 and December 31, 2021, the balance outstanding on these notes was $25,784.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of December 31, 2021, the balance outstanding on these notes was $80,000. During the nine months ended September 30, 2022, total principal and accrued interest in the amount of $50,000 of principal and $27,972 of interest were converted into $95,088.25 convertible note resulting in carrying value of $30,000 as of September 30, 2022.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador. The notes accrue interest at 7% and have a two-year term. As of September 30, 2022 and December 31, 2021, the balance outstanding on these notes was $28,000.

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. In 2019, the Company borrowed an additional $25,000 and repaid $60,000. The balance outstanding on this note as of September 30, 2022 and December 31, 2021, was $80,000.

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the year ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019. During the year ended December 31, 2020, the Company repaid $15,000 in principal and fully amortized $544 of debt discount. As of December 31, 2020, the balance outstanding on this note was $51,062. During the year ended December 31, 2021, the Company fully repaid $25,000 in principal, remaining balance of the amount owed was released and recorded as a settlement of liability. As of September 30, 2022 and December 31, 2021, the balance outstanding on this note was $0.

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 31, 2019. As of December 31, 2021, the balance outstanding on these notes was $135,000. During the nine months ended September 30, 2022, total principal and accrued interest in the amount of $120,000 of principal and $29,400 of interest were converted into 161,261.17 convertible note resulting in carrying value of $15,000 as of September 30, 2022.

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $0.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of December 31, 2019, the outstanding balance was $100,000. On December 23, 2020, total principal and accrued interest in the amount of $118,250 were converted into a new promissory note in the principal amount of $118,250 with an annual 10% rate of interest and mature on January 15, 2022. As of September 30, 2022 and December 31, 2021, the notes were in default and the outstanding balance was $118,250.

As of September 30, 2022, the above promissory notes were in default with an interest rate increased by 2% over the original interest rate.

During the nine months ended September 30, 2022, the Company entered into 3 promissory note agreements in the aggregate amount of $200,000. The notes have a 1 year term, bear interest of 7% if paid in cash. The outstanding principal balance was $200,000 as of September 30, 2022.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of December 31, 2020, outstanding balance of these notes was $121,000. During the year ended December 31, 2021, one of the notes in the principal amount of $25,000 and accrued interest in the amount of $30,387 were converted into 14,575,645 shares of common stock resulting in carrying value of $96,000 as of September 30, 2022 and December 31, 2021.

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company agreed to a revised conversion price of $0.05 per share and a revised warrant exercise price of $0.07 per share. As of September 30, 2022 and December 31, 2021, outstanding balance of these notes was $45,000.

As of September 30, 2022, these 2014 notes were in default with an interest rate increased to 15%.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share. The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. During the year ended December 31, 2021, principal in the amount of $100,000 and accrued interest in the amount of $138,245 were converted into 62,696,053 shares of common stock resulting in carrying value of $306,000 as of September 30, 2022 and December 31, 2021.

2016 Stock Purchase Agreement

On September 30, 2016, the Company entered into the 2016 Stock Purchase Agreement (the “2016 SPA”) pursuant to which it issued five convertible notes in the aggregate principal amount of $761,597. The 2016 SPA notes were due in November 2020 and bear interest at 9.5% per annum. The notes are convertible into shares of common stock at a conversion price of $0.17 per share. With these notes, the Company satisfied its obligations for: previously issued promissory notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to a former officer of $81,250, and additional interest, expenses, fine and penalties of $23,110. The Company charged additional interest, expenses, fines and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the year ended December 31, 2016.

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

As of September 30, 2022 and December 31, 2021, the 2016 SPA had a carrying value of $676,597. As of September 30, 2022, these notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2016, the Company issued four convertible notes in favor Cobrador (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of September 30, 2022 and December 31, 2021, the Cobrador 2016 Notes had a carrying value of $95,000.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of December 31, 2020, the carrying value of the notes was $250,000. During the year ended December 31, 2021, principal in the amount of $47,000 was converted into 12,368,421 shares of common stock resulting in carrying value of $203,000 as of December 31, 2021. During the nine months ended September 30, 2022, total principal and accrued interest in the amount of $28,000 of principal and $60,473 of interest were converted into 23,282,260 shares   of common stock resulting in carrying value of $175,000 as of September 30, 2022. As of September 30, 2022, these notes were in default with an interest rate increased to 18%.

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount. As of September 30, 2022 and December 31, 2021, the carrying value of the notes was $924,282. As of September 30, 2022, these notes were in default with an interest rate increased to 18%.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 as of December 31, 2019. During the year ended December 31, 2020, the Company fully amortized $3,889 of debt discount resulting in carrying value of $537,500 as of December 31, 2020. During the year ended December 31, 2021, principal in the amount of $25,000 was converted into 6,578,947 shares of common stock resulting in carrying value of $512,500 as of September 30, 2022 and December 31, 2021. As of September 30, 2022, convertible notes were in default.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. As of September 30, 2022 and December 31, 2021, the carrying value of the notes was $436,500. As of September 30, 2022, convertible notes were in default.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bear interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $296,450 at December 31, 2019. During the year ended December 31, 2020, total principal and accrued interest in the amount of $37,712 were converted into 9,924,132 shares of common stock resulting in carrying value of $281,250 as of December 31, 2020. During the year ended December 31, 2021, the Company repaid $206,250 in principal, $38,750 in accrued interest. Accrued interest in the amount of $31,860 was converted into 7,737,705 shares of common stock resulting in carrying value of $75,000 as of December 31, 2021. During the nine months ended September 30, 2022, the Company repaid $75,000 in principal resulting in carrying value of $0 as of September 30, 2022.

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceed of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matured on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company fully amortized $23,384 of debt discount. During the year ended December 31, 2020, accrued interest in the amount of $24,508 was converted into 13,426,091 shares of common stock resulting in carrying value of $127,875 as of December 31, 2020. During the year ended December 31, 2021, total principal of $85,250 and accrued interest in the amount of $18,623 were converted into 34,811,689 shares of common stock resulting in carrying value of $0 as of September 30, 2022 and December 31, 2021.

On March 14, 2019, the Company converted accounts payable of approximately $105,000 payables into a convertible note agreement in the principal amount of $60,000, remaining balance of the amount owed was released and recorded as a settlement of liability. The note has a 2 year term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $60,000 as of September 30, 2022 and December 31, 2021. As of September 30, 2022, convertible note was in default with an interest rate increased to 24%.

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $331,824 as of September 30, 2022 and December 31, 2021. As of September 30, 2022, convertible notes were in default with an interest rate increased to 18%.

On April 15, 2019, The Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was $108,572 as of September 30, 2022 and December 31, 2021. As of September 30, 2022, convertible note was in default.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion. The investor had consented to higher draws on the facility in excess of the limit per the initial agreement. On April 15, 2020, the Company issued a convertible note in the amount of $206,231. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. On December 24, 2020, the Company issued a convertible promissory note in the amount of $147,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. As of September 30, 2022 and December 31, 2021, $603,231 was drawn under these agreements. As of September 30, 2022, 2 convertible notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2019, the Company entered into several convertible notes agreements in the amount of $68,000. The Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 as of September 30, 2022 and December 31, 2021. As of September 30, 2022, convertible notes were in default with an interest rate increased to 18%.

During the year ended December 31, 2019, the Company entered into a convertible notes agreement in the amount of $50,000. The Note has a 6 month term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.01 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was of $50,000 as of September 30, 2022 and December 31, 2021. As of September 30, 2022, convertible note was in default with an interest rate increased to 18%.

2020 Financings

During the year ended December 31, 2020, the Company entered into several convertible notes agreements in the amount of $73,118. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $73,118 as of September 30, 2022 and December 31, 2021. As of September 30, 2022, two convertible notes for the total amount $26,399 were in default with an interest rate increased to 18%.

2021 Financings

During the nine months ended September 30, 2021, the Company entered into several convertible notes agreements in the amount of $365,000. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $365,000 as of September 30, 2022 and December 31, 2021.

On July 13, 2021, the Company issued a convertible note in the amount of $150,000. The note has a 3 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $150,000 as of September 30, 2022 and December 31, 2021.

On September 21, 2021, the Company issued a convertible note in the amount of $100,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. The outstanding principal balance was $100,000 as of September 30, 2022 and December 31, 2021.

On March 1, 2021, the Company issued a convertible note for deferred compensation in the principal amount of $94,600. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note was convertible into shares of the Company’s common stock at $0.05 per share and was redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. During the year ended December 31, 2021, the Company fully repaid $94,600 in principal and recorded additional principal of $30,000 for deferred compensation under the same terms, resulting in carrying value of $30,000 at December 31, 2021. During the nine months ended September 30, 2022, the Company recorded additional principal of $16,667 and reclassified total principal of $46,667 to accrued expenses resulting in carrying value of $0 as of September 30, 2022.

On October 14, 2021, the Company issued a convertible note in the amount of $20,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. The outstanding principal balance was $20,000 as of September 30, 2022 and December 31, 2021.

On November 2, 2021, the Company issued 2 convertible notes - $150,000, $100,000 - to fund an asset acquisition, continue funding operations and reconciling a debt. The notes bear interest at the rate of 9.5% per annum and are due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.03 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. The notes also contain a 4.99% limitation on the investor’s beneficial ownership of the Company’s outstanding common stock upon conversion. The outstanding principal balance was $250,000 as of September 30, 2022 and December 31, 2021.

2022 Financings

During the nine months ended September 30, 2022, the Company entered into several convertible note agreements in the aggregate amount of $590,000. The $50,000 note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. Other notes have a 1-year term, bear interest of 15%, and are convertible into shares of common stock at a conversion price of $0.01 per share. The outstanding principal balance was $590,000 as of September 30, 2022.

On September, 1, 2022, the Company converted 2 promissory notes into 2 convertible notes in the aggregate amount of $256,349. The notes have 4 month term, bear interest of 7% and 10%, and are convertible into shares of common stock at a conversion price of $0.005 per share.

Scheduled maturities of debt remaining as of September 30, 2022 for each respective fiscal year end are as follows:

2022	$5,196,243
2023	1,475,000
2024	200,000
Less: unamortized debt discount	-
Total	$6,871,243

The following table reconciles, for the nine months ended September 30, 2022 and 2021, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Balance of embedded derivative at the beginning of the period	$211,345	$3,083,255
Change in fair value of conversion features	(211,345)	(871,388)
Balance of embedded derivatives at the end of the period	$-	$2,211,867

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

The following schedule provides minimum future rental payments required as of September 30, 2022, under the current portion of capital leases.

2021	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

Note 7 – Capital Stock

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of September 30, 2022 and December 31, 2021, there are 10,000,000 shares of preferred stock authorized, and 50,000 and 0 shares issued or outstanding, respectively.

On August 12, 2022, the Company effected with the Delaware Secretary of State a designation of 50,000 shares of Series A Super Voting Preferred Convertible Stock, having a par value of $0.001 per share and a purchase price of $1.00 per share (the “Series A Preferred”).

The Series A Preferred may vote on any action upon which holders of the Common Stock may vote, and they shall vote together as one class with voting rights equal to sixty percent (60%) of all of the issued and outstanding shares of Common Stock of the Company. The Series A Preferred shall automatically convert into shares of Common Stock upon the earlier of either a) the effectiveness of a Registration Statement under the Securities Act of 1933, or b) Twelve (12) months from the issuance of the Series A Preferred Stock at a ratio equal to the purchase prices per share of the Series A Preferred divided by $0.005.

During the nine months ended September 30, 2022, the Company issued 50,000 shares of Series A Preferred Stock pursuant to a Stock Purchase Agreement by and between the Company and Adam Lipson, a member of the Board of the Company, for the purchase price of $50,000.

Common Stock

The Company has authorized 600,000,000 shares of common stock, with 385,568,143 and 335,778,778 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, the Company issued 49,789,365 shares of its common stock, in conversion of $189,200 of convertible notes and accrued interest.

During the nine months ended September 30, 2021, the Company issued 212,269,807 shares of its common stock, in conversion of $780,765 of convertible notes and accrued interest.

Note 8 – Stock Options and Warrants

Warrants

At September 30, 2022 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2017 Warrants – financing	4,829,046	$0.07	October - December 2022
2018 Warrants – financing	9,991,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants –financing	10,500,000	$0.07	March - October 2024
2019 Warrants for services	3,500,000	$0.07	March - April 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
2022 Exchange warrants	71,169,473	$0.0038	September 2025
Total	105,240,424

During the year ended December 31, 2020, the Company issued warrants exercisable into 3,000,000 shares of common stock to its officer. The fair value of warrants was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 339%, risk-free interest rate 1.35%, expected dividend yield of 0%. During the nine months ended September 30, 2022 and 2021, the Company recorded $525 and $4,722, respectively, in warrant expense related to vesting of these warrants.

During the nine months ended September 30, 2022, the Company issued warrants exercisable into 71,169,473 shares of common stock. The fair value of warrants was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 189%; risk-free interest rate 3.96%; expected dividend yield of 0%. During the nine months ended September 30, 2022 and 2021, the Company recorded $10,555 and $0, respectively, in warrant expense related to vesting of these warrants.

A summary of all warrants activity for the nine months ended September 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2021	49,351,259	$0.06	1.53
Granted	71,169,473	0.0038	2.98
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(15,280,308)	-	-
Balance outstanding at September 30, 2022	105,240,424	$0.02	2.43
Exercisable at September 30, 2022	105,240,424	$0.02	2.43

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

A summary of all stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2021	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at September 30, 2022	-	$-	-
Exercisable at September 30, 2022	-	$-	-

Note 10 – Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2022 through the date these financial statements were issued and determined the following significant events require disclosure:

On October 20, 2022 the Company, following receipt of written approval from stockholders acting without a meeting and holding at least the minimum number of votes that would be necessary to authorize or take such action at a meeting, filed an amendment to its Certificate of Incorporation to (i) change the name of the Company to “AMERICAN BATTERY MATERIALS, INC.” (the “Name Change”); and, (ii) increase the total number of authorized shares of the Company’s common stock, par value $0.001 per share, from 600,000,000 to 4,500,000,000 (the “Authorized Share Increase”). The Name Change will be effective upon confirmation by FINRA, at which time a new trading symbol will also be issued. The Authorized Share Increase was effective as of October 20, 2022.

On October 20, 2022, in addition to the Name Change and the Authorized Share Increase, the holder of 63.86% of the issued and outstanding shares of stock of the Company entitled to vote took action by written consent and without a meeting, pursuant to Delaware General Corporate Law Section 228, and adopted and approved the following actions:

1.	Future amendment of the Company’s Certificate of Incorporation to implement a decrease in the authorized shares of the Company’s Common Stock from 4,500,000,000 to a number of not less than 10,000,000 and not more than 2,000,000,000 (the “Authorized Share Reduction”), at any time prior to October 20, 2023 (the “Anniversary Date”), with the Board having the discretion to determine whether or not the Authorized Share Reduction is to be effected, and if effected, the exact number of the Authorized Share Reduction within the above range.

2.	Future amendment of the Company’s Certificate of Incorporation to implement a reverse stock split of the Company’s Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-1,000, (the “Reverse Split”), at any time prior to the Anniversary Date, with the Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range.

On November 09, 2022, the Board accepted the voluntary resignation of Sebastian Lux as chief financial officer and principal financial officer, effective as of that date. Mr. Lux will continue to serve as the Company’s chief executive officer, president, and principal executive officer. There was no dispute or disagreement with Mr. Lux as his resignation was necessitated by the appointment of a new chief financial officer in order to enable Mr. Lux to better focus on leading the Company. In connection with the resignation of Mr. Lux, the Board appointed Ross Saldarini to succeed Mr. Lux as the Company’s chief financial officer and principal financial officer, effective November 9, 2022. In light of the timing of the resignation and appointment, Mr. Lux will be the principal financial officer for purposes of this Report.

On November 9, 2022, the Board also appointed Scott Avanzino as the Company’s chief operating officer, effective November 9, 2022.

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

The Company has been executing the necessary steps to prove the tech reports findings and has retained RESPEC Company LLC as its Geotech, Engineering and Resource Management partner to assist in the exploration of the Lisbon Valley brine extraction project. Leveraging their expertise, the Company will focus on several initiatives, some of which may include:

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue

For the three months ended September 30, 2022 and 2021, the Company had no revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $331,735, an increase of $248,483 or 298%, compared to $83,252 for the three months ended September 30, 2021. The increase in general and administrative expenses was mainly due to increase in professional fees. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Change in Fair Value of Derivative Liabilities

During the three months ended September 30, 2022, the Company recorded no change in fair value of derivative liabilities. During the three months ended September 30, 2021, the Company recorded a loss on the change in fair value of derivative liabilities of $1,242,201.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $ 175,133, as compared to $240,921 during the three months ended September 30, 2021.

Net Loss

As a result of the foregoing, the net loss for the three months ended September 30, 2022 was $506,868 as compared to $1,535,605 during the three months ended September 30, 2021.

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

Revenue

For the nine months ended September 30, 2022 and 2021, the Company had no revenue.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $821,995, an increase of $565,096 or 220%, compared to $256,899 for the nine months ended September 30, 2021. The increase in general and administrative expenses was mainly due to increase in professional fees. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $211,345, as compared to a gain on the change in fair value of derivative liabilities of $871,388 during the nine months ended September 30, 2021.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was $537,938, as compared to $645,880 during the nine months ended September 30, 2021.

Net Loss

As a result of the foregoing, the net loss for the nine months ended September 30, 2022 was $1,148,588 as compared to the net income of $30,704 during the nine months ended September 30, 2021.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $1,148,588 during the nine months ended September 30, 2022, has accumulated losses totaling $17,516,577, and has a working capital deficit of $9,570,979 at September 30, 2022. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the nine months ended September 30, 2022, the Company used $720,338 of cash in operating activities as a result of the Company’s net loss of $1,148,588, offset by share-based compensation of $11,080, change in fair market value of derivative liability of $211,345, and net changes in operating assets and liabilities of $628,515.

During the nine months ended September 30, 2021, the Company used $228,831 of cash in operating activities as a result of the Company’s net income of $30,704, offset by share-based compensation of $4,722, change in fair market value of derivative liability of $871,388, gain on settlement of liabilities of $62,095, and net changes in operating assets and liabilities of $669,226.

Investing Activities

During the nine months ended September 30, 2022 and 2021, the Company had no investing activities.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $765,000, resulting from $590,000 in proceeds from convertible notes, $200,000 in proceeds from promissory notes, and $50,000 in proceeds from issuance of preferred stock, offset by $75,000 in repayments of convertible notes.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of September 30, 2022 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of September 30, 2022.

(b) Management’s Report of Internal Control over Financial Reporting:

Sebastian Lux, as our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of September 30, 2021 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

(c) Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting:

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and, (iii) appoint audit committee members in the immediate future. The Company has recently added a Chief Financial Officer to replace Mr. Lux.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process. This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

(d) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide any additional information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information represents securities sold by the Company during the period covered by this Quarterly Report, and the subsequent period, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

●	On August 23, 2022, the Company issued fifty thousand (50,000) shares of its Series A Preferred Convertible Stock in exchange for $50,000 of net proceeds from Adam Lipson, who is one of our Directors. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 21, 2022	BOXSCORE BRANDS, INC.

	By:	/s/ Sebastian Lux
Sebastian Lux
Chief Executive Officer, President and Chief Financial Officer