Form 10-K
period 2022-12-31
BOXSCORE BRANDS, INC.
filed 2023-04-21
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-41594

BOXSCORE BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 West Putnam Avenue, Suite 400, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

800-998-7962

(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022: $1,880,759.

The number of shares of registrant’s common stock outstanding as of April 19, 2023: 3,319,240,740.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “BOXS”, the “registrant”, and, the “Company” refer to BOXSCORE BRANDS, INC., a Delaware corporation, unless otherwise stated. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

BOXSCORE BRANDS, INC.

FORM 10-K

December 31, 2022

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business, and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, “if, “shall”, “might”, “will likely result, “projects”, “goal”, “objective”, or “continues”, or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report, which include, but are not limited to, the following:

●	we will need additional capital to fund our operations;

●	there is doubt about our ability to continue as a going concern;

●	we will face intense competition in our market, and we may lack sufficient financial and other resources to maintain and improve our competitive position;

●	we are dependent on the continued services and performance of our founder & co-chief executive officer, David E. Graber.

●	our common stock is currently quoted on the OTC Pink and is thinly-traded, reducing your ability to liquidate your investment in us;

●	we have a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	the market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance;

●	we have shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control;

●	we have never paid and do not intend to pay cash dividends;

●	The sole holder of our preferred shares has the ability to control all matters submitted to stockholders for approval, which limits minority stockholders’ ability to influence corporate affairs; and

●	the other risks described in “Risk Factors”.

The risks described above should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Annual Report. The matters summarized under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and elsewhere in this Annual Report could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

We operate in a very competitive and rapidly-changing environment. New risks emerge from time-to-time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

CERTAIN REFERENCES AND NAMES OF OTHERS USED HEREIN

This Annual Report may contain additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

ii

PART I

Item 1. Business.

Overview

BoxScore Brands, Inc. (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. The Company formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations, and focusing on implementing a new operational direction.

Through the corporate reorganization and repositioning process, the Company found itself with the unique opportunity to expand its management team and acquire mining claims that historically reported high levels of Lithium and other tech minerals. The Company hired and affiliated itself with industry veterans that bring decades of experience, credibility and relationships.

On November 5, 2021, the Company acquired the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah for $100,000. The acquisition was driven by historical mineral data from seven (7) existing wells with brine aquifer access. We have not yet commenced any mining operations, and we are an Exploration Stage Company, as defined in Regulation S-K, Subpart 1300 (“Regulation S-K 1300”). An independent third-party technical report indicated that further investment and development in the claims was warranted, although no determination has been made whether we have any reserves of minerals. Similarly, no determined has been made whether mineralization could be economically and legally produced or extracted. We have no reserves as defined by Regulation S-K 1300.

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

Strategy

Our strategic goal is to become a leading producer of lithium in the United States. The Company believes that a strategy of employing advanced brine extractive technology methodologies for selective mineral extraction is the most cost-effective and ESG friendly approach currently available. Technologies are being utilized that can extract the desired minerals and metals from the brine and then re-inject the brines back down into the aquafer. We plan, as part of our sustainability goals within our overall environmental, social and governance (“ESG”) strategy, to develop the among the most sustainable production operations in the world. Our plan is to develop our projects and strategic equity investments on a measured timeline to provide the potential for both near-term cash flow and long-term value maximization.

The Company has been executing the necessary steps to determine analytical results from the technical report, which should provide current results, analytical, geotech modeling, aquifer modeling, recharge, flows, and depth. The Company has renewed its engagement of RESPEC Company LLC as its geotech, engineering and resource management partner to assist in the exploration of the Lisbon Valley brine extraction project. Leveraging their expertise, the company will focus on several initiatives, which include the following:

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

The Company will also look to expand its holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities. The Company continues to explore and evaluate opportunities to further expand its resource base and production capacity through the possible acquisition of properties and projects in other areas of the United States, as well as in South America.

Raw Materials

We do not have any material dependence on any raw materials or raw material suppliers. All of the raw materials that we need are available from numerous suppliers and at market-driven prices.

Intellectual Property

We do not own or license any intellectual property which we consider to be material.

Customers

As we are not yet in production, we have no customers and have no offtake agreements with customers.

Competition and Market Barriers

We compete with other mineral and chemical processing companies in connection with the acquisition of suitable exploration properties and the engagement of qualified personnel. Many of our competitors possess greater financial resources and technical facilities than we do. Although we aspire to be a leading lithium producer, the lithium mining and chemical industries are fragmented. We are one of many participants in these sectors. Many of our competitors, as compared to us, have been in business longer, have established more strategic partnerships and relationships, and have greater financial accessibility.

While we compete with other exploration companies in acquiring suitable properties, we believe there will be readily available purchasers of lithium chemical products or other industrial minerals if they are produced from any of our owned or leased properties. The price of our planned products may be affected by factors beyond our control, including fluctuations in the market prices for lithium, supplies of lithium, demand for lithium, and mining activities of others. If we identify lithium mineralization that is determined to be of economic grade and in sufficient quantity to justify production, additional capital would be required to develop, mine, and sell that production.

Government Regulations

Exploration and development activities for our projects are subject to extensive laws and regulations, which are overseen and enforced by multiple U.S. federal, state, and local authorities as well as foreign jurisdictions. These applicable laws govern exploration, development, production, exports, various taxes, labor standards, occupational and mine health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other matters. Various permits from government bodies are required for drilling, mining, or manufacturing operations to be undertaken, and we cannot be assured such permits will be received. Environmental laws and regulations may also, among other things:

●	require notice to stakeholders of proposed and ongoing exploration, drilling, environmental studies, mining, or production activities;

●	require the installation of pollution control equipment;

●	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with exploration, drilling, mining, lithium manufacturing, or other production activities;

●	limit or prohibit drilling, mining, lithium manufacturing or other production activities on lands located within wetlands, areas inhabited by endangered species and other protected areas, or otherwise restrict or prohibit activities that could impact the environment, including water resources;

●	impose substantial liabilities for pollution resulting from current or former operations on or for any preexisting environmental impacts from our projects;

●	require significant reclamation obligations in the future as a result of our extraction and chemical operations; and

●	require preparation of an environmental assessment or an environmental impact statement.

Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of the date of this Annual Report, we have not been required to spend material amounts on compliance regarding environmental regulations.

Permits

Obtaining and renewing governmental permits is a complex and time-consuming process and involves numerous jurisdictions, public hearings, and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary for our planned operations, or the cost and time required to obtain or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the exploration, development and/or operation of our projects.

Environmental, Social and Governance

We are committed to ESG causes. As we start to hire employees for our projects, our hiring efforts will focus on hiring workers from communities near our project areas. Many such communities have high levels of unemployment.

Legal Proceedings

We are not a party to any material legal proceedings.

Human Capital

As of April 13, 2023, the Company had one full-time employee and a part time employee. We are committed to diversity, equity, and inclusion as part of our growth strategy. We will treat each employee and job applicant without regard to race, color, age, sex, religion, national origin, citizenship, sexual orientation, gender identity, ancestry, veteran status, or any other category protected by law. We believe in allocating resources and establishing, in an equitable manner, policies and procedures that are fair, impartial, and just. To provide a diverse and inclusive workplace, we will focus our efforts on creating a culture where all employees can contribute their skills and talents and be themselves.

Websites

The Company maintains one active website, www.americanbatterymaterials.com, which serves as its corporate website and contains information about the Company and its business.

Corporate Information

We are a Delaware corporation. Our corporate office is located at 500 West Putnam Avenue, Suite 400, Greenwich, Connecticut, 06830. Our telephone number is (800) 998-7962. Information contained on our website is not a part of this Annual Report.

Available Information

Under the Securities Exchange Act of 1934, as amended from time-to-time (the “Exchange Act”), the Company files annual, quarterly and current reports with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC. The SEC makes available, free of charge, through the SEC Internet website, the Company’s filings on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as they are filed with the SEC.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all the other information in this Annual Report. If any of the following risks occur, our business, financial condition and results of operations could be seriously harmed, and you could lose all or part of your investment. Further, if we fail to meet the expectations of the public market in any given period, the market price of our common stock could decline. We operate in a competitive environment that involves significant risks and uncertainties, some of which are outside of our control. If any of these risks actually occurs, our business and financial condition could suffer and the price of our stock could decline. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in our Annual Report may not contain all the risks, uncertainties, and other factors that may affect our future results and operations. Our future results and operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present a material risk. It is not possible for our management to predict all risks.

Business Risks

Our future performance is difficult to evaluate because we have a limited operating history in the lithium industry.

We entered the lithium industry in November 2021. We have not realized any revenues to date from the sale of lithium, and our operating cash flow needs have been financed primarily through issuances of debt and equity securities, and not through cash flows derived from our operations. As a result, we have little historical financial and operating information from our lithium business to help you evaluate our performance.

We have a history of losses and expect to continue to incur losses in the future.

We have an accumulated deficit of approximately $17,854,837 as of December 31, 2022. We expect to continue to incur losses unless and until such time as our projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. We recognize that if we are unable to generate cash flows from our operations, we will not be able to earn profits or continue operations. At this early stage of our lithium operations, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

There is uncertainty regarding our ability to implement our business plan and to grow our operations with our existing financial resources without additional financing. Our ability to implement our business plan is dependent on us generating cash from operations, the sale of our stock and/or obtaining debt financing. Historically, we have funded our operations primarily through the issuance of debt and equity securities. Management’s plan to fund our capital requirements and ongoing operations include the generation of revenue from our lithium operations and projects. Management’s secondary plan to cover any shortfall is selling our equity securities, and obtaining debt financing, There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources

We are an exploration stage company, and there is no guarantee that our development will result in the commercial extraction of mineral deposits.

As defined under Regulation S-K 1300, we are an exploration stage company as we have no known mineral reserves, and we have not yet conducted any mining operations. Accordingly, we cannot assure you that we will ever realize any profits. Any profitability in the future from our business will be dependent upon the development of an economic deposit of minerals and further exploration and development of other economic deposits of minerals, each of which is subject to numerous risk factors. Further, we cannot assure you that any of our property interests can be commercially mined or that any exploration programs will result in profitable commercial mining operations. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time, which may or may not be reduced or eliminated through a combination of careful evaluation, experience, and skilled management. While discovery of additional ore-bearing deposits may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenses may be required to construct processing facilities and to establish reserves.

Our exploration prospects may not contain any reserves and any funds spent on evaluation and exploration may be lost. We do not know with certainty that economically recoverable lithium exists on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties.

Exploration and development projects like ours have no operating history upon which to base estimates of future operating costs and capital requirements. Actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, our financial condition, results of operations, and cash flows may be negatively affected.

We face numerous risks related to exploration, construction, and extraction of mineral deposits.

Our level of profitability, if any, in future years will depend to a great degree on lithium prices and whether our properties can be brought into production. Exploration and development of lithium resources are highly speculative in nature, and it is impossible to ensure that any of our existing properties will establish reserves. Whether it will be economically feasible to extract lithium depends on a number of factors, including, but not limited to: (i) the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; (ii) lithium prices; (iii) extraction, processing, and transportation costs; (iv) the willingness of lenders and investors to provide project financing; (v) labor costs and possible labor strikes; (vi) non-issuance of permits; and, (vii) governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations.

We are also subject to the risks normally encountered in the lithium industry, which include, without limitation:

●	the discovery of unusual or unexpected geological formations;

●	accidental fires, floods, earthquakes, severe weather, seismic activity, or other natural disasters;

●	unplanned power outages and water shortages;

●	construction delays and higher than expected capital costs due to, among other things, supply chain disruptions, higher transportation costs, and inflation;

●	the ability to obtain suitable or adequate machinery, equipment, or labor;

●	shortages in materials or equipment and energy and electrical power supply interruptions or rationing;

●	environmental liability; and

●	other unknown risks involved in the conduct of lithium exploration and operations.

The nature of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs, which could be associated with any liabilities not covered by insurance or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings, competitive position, and potentially our financial viability.

Our long-term success will depend ultimately on our ability to generate revenues, achieve and maintain profitability, and develop positive cash flows from our lithium activities.

Our ability to (i) acquire additional lithium projects; and, (ii) initiate and continue exploration, development, commissioning of lithium ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. The economic viability of our future extraction activities has many risks and uncertainties including, but not limited to:

●	significant, prolonged decrease in the market price of lithium;

●	significantly higher than expected construction and extraction costs;

●	significantly lower than expected lithium extraction;

●	significant delays, reductions, or stoppages in lithium extraction activities;

●	significant shortages of adequate and skilled labor or a significant increase in labor costs;

●	significantly more stringent regulatory laws and regulations; and

●	significant difficulty in marketing and/or selling lithium or lithium hydroxide;

It is common for a new lithium extraction operation to experience unexpected costs, problems, and delays during construction, commissioning and start-up. Most similar projects suffer delays during these periods due to numerous factors, including the factors listed above. Any of these factors could result in changes to economic returns or cash flow estimates of the project or have other negative impacts on our financial position. There is no assurance that our projects will commence commercial production on schedule, or at all, or will result in profitable operations. If we are unable to develop our projects into a commercial operating mine, our business and financial condition will be materially adversely affected. Moreover, even if a feasibility study supports a commercially viable project, there are many additional factors that could impact the project’s development, including terms and availability of financing, cost overruns, litigation or administrative appeals concerning the project, delays in development, and any permitting changes, among other factors.

Our future lithium extraction activities may change as a result of any one or more of these risks and uncertainties. We cannot assure you that any of our activities will result in achieving and maintaining profitability and developing positive cash flows.

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to meet our liquidity needs and long-term commitments, fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

Until commercial production is achieved from our planned projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, maintaining and acquiring exploration properties, undertaking exploration activities, and the development of our planned projects. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We require additional capital to meet our liquidity needs related to expenses for our various corporate activities, including the costs related to our status as a publicly traded company, fund our ongoing operations, explore and define lithium mineralization, and establish any future lithium operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.

To finance our future ongoing operations, and future capital needs, we may require additional funds through the issuance of additional equity or debt securities. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. Any additional equity financing will dilute shareholdings. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected. These circumstances may require us to reduce the scope of our operations and scale back our exploration, development and extraction programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding to provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

We are dependent upon key management employees.

The responsibility of overseeing the day-to-day operations and the strategic management of our business depends substantially on our senior management and key personnel. Loss of any such personnel may have an adverse effect on our performance. The success of our operations will depend upon numerous factors, many of which, in part, are beyond our control, including our ability to attract and retain additional key personnel in sales, marketing, technical support, and finance. Certain areas in which we operate are highly competitive and competition for qualified personnel is significant. We may be unable to hire suitable field personnel for our technical team or there may be periods of time where a particular position remains vacant while a suitable replacement is identified and appointed. We may not be successful in attracting and retaining the personnel required to grow and operate our business profitably.

Our ability to manage growth will have an impact on our business, financial condition, and results of operations.

Future growth may place strains on our financial, technical, operational, and administrative resources and cause us to rely more on project partners and independent contractors, thus, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on a number of factors, including, but not limited to:

●	our ability to develop existing prospects;

●	our ability to identify and acquire or lease new exploratory prospects;

●	our ability to maintain or enter into new relationships with project partners and independent contractors;

●	our ability to continue to retain and attract skilled personnel;

●	our access to capital;

●	the market price for lithium products; and

●	our ability to enter into agreements for the sale of lithium products.

Lawsuits may be filed against us and an adverse ruling in any such lawsuit may adversely affect our business, financial condition, or liquidity or the market price of our common stock.

We may become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings, and legal actions relating to personal injuries, property damage, property taxes, land rights, the environment, and contract disputes. For additional information, refer to Part I, Item 3, “Legal Proceedings”.

The outcome of future legal proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition, or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly, time-consuming, and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

Our business is subject to cybersecurity risks.

Our operations depend on effective and secure information technology systems. Threats to information technology systems, such as cyberattacks and cyber incidents, continue to increase. Cybersecurity risks include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, as well as interruptions in communication and operations. It is possible that our business, financial, and other systems could be compromised, which could go unnoticed for a prolonged period of time. We have not experienced a material breach of our information technologies. Nevertheless, we continue to take steps to mitigate these risks by employing a variety of measures, including employee training, technical security controls, and maintenance of backup and protective systems. Despite these mitigation efforts, cybersecurity attacks and other threats exist and continue to increase, any of which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Regulatory and Industry Risks

We will be required to obtain governmental permits and approvals in order to conduct development and extraction operations, a process that is often costly and time-consuming. There is no certainty that all necessary permits and approvals for our planned operations will be granted.

We are required to obtain and renew governmental permits and approvals for our exploration and development activities and, prior to extracting any mineralization we discover, we will be required to obtain additional governmental permits and approvals that we do not currently possess. Obtaining and renewing any of these governmental permits is a complex, time consuming and uncertain process involving numerous jurisdictions, public hearings, and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of approval requirements administered by the applicable governmental authority.

We may not be able to obtain or renew permits or approvals that are necessary to our planned operations, or we may discover that the cost and time required to obtain or renew such permits and approvals exceeds our expectations. Any unexpected delays, costs or conditions associated with the governmental approval process could delay our planned exploration, development and extraction operations, which in turn could materially adversely affect our prospects, revenues, and profitability. In addition, our prospects may be adversely affected by the revocation or suspension of permits or by changes in the scope or conditions to use of any permits obtained.

Private parties, such as environmental activist organizations, frequently attempt to intervene in the permitting process to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs, cause delays in the permitting process, and could cause us to not proceed with the development or operation of a property. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate, and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development, and land reclamation, and set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors, and employees. We may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health, and safety impacts of prior and current operations. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties, and other civil and criminal sanctions, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. Such laws, regulations, enforcement, or private claims may have a material adverse effect on our financial condition, results of operations, or cash flows.

Lithium prices are subject to unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of lithium. The prices of lithium may fluctuate widely and are affected by numerous factors beyond our control, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the prices of lithium and lithium byproducts, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.

Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.

Lithium and its derivatives are preferred raw materials for certain industrial applications, such as rechargeable batteries. For example, current and future high energy density batteries for use in electric vehicles will rely on lithium compounds as a critical input. The pace of advancements in current battery technologies, development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of future high nickel battery technologies that utilize lithium could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging, and less expensive, some of which could be less reliant on lithium or other lithium compounds. Some of these technologies, such as commercialized battery technologies that use no, or significantly less, lithium compounds, could be successful and could adversely affect demand for lithium batteries in personal electronics, electric and hybrid vehicles, and other applications. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. In addition, alternatives to industrial applications dependent on lithium compounds may become more economically attractive as global commodity prices shift. Any of these events could adversely affect demand for and market prices of lithium, thereby resulting in a material adverse effect on the economic feasibility of extracting any mineralization we discover and reducing or eliminating any reserves we identify.

Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus pandemic.

The COVID-19 pandemic has the potential to continue to pose a material risk to our business and operations. If a significant portion of our workforce or consultants become unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend our exploration and development activities. The COVID-19 pandemic had a broad impact globally and may materially affect us economically, although progress has been made in the development and distribution of vaccines. The scope and duration of COVID-19’s economic impact may be difficult to assess or predict, but COVID-19 has negatively impacted global economic conditions, which, in turn, could adversely affect our business, results of operations and financial condition. In addition, a recession or market correction resulting from COVID-19 could materially affect our business and the value of our common stock. It is not possible to estimate the full and complete impact that COVID-19 could have on our business, results of operations and financial condition. The extent to which the COVID-19 pandemic will impact our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

As of December 31, 2022, the effects from the COVID-19 pandemic have not had a material impact on our financial results or operations. However, the effects from the COVID-19 pandemic could have a material impact on our operations, and we will continue to closely monitor the COVID-19 situation.

An escalation of the current war in Ukraine, generalized conflict in Europe, or the emergence of conflict elsewhere, may adversely affect our business.

An escalation of the current war in Ukraine, generalized conflict in Europe, or the emergence of conflict elsewhere may adversely affect our business if the U.S. capital markets become risk averse for a prolonged period of time, and/or there is a general slowdown in the global economy.

Risks Related to an Investment in Our Common Stock

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

Our common stock is be considered a “penny stock”, further reducing its liquidity.

Our common stock is considered a “penny stock”, which will further reduce the liquidity of our common stock. As a “penny stock,” trading in the common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock, thereby further reducing the liquidity of our common stock.

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

So long as our Common Stock is subject to the SEC’s penny stock rules, it make be difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

Under the SEC penny stock rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;

●	receive the purchaser’s prior written agreement to the transaction;

●	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in penny stocks and which describe the market for these penny stocks as well as a purchaser’s legal remedies; and

●	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a penny stock can be completed.

When complying with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

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

Our Certificate of Incorporation authorizes the issuance of up to 4,500,000,000 shares of our common stock, and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors, without stockholder approval. As of April 19, 2023, there were 3,319,240,740 shares of our common stock outstanding. Further, as of April 19, 2023, there were 50,000 shares of our Series A Preferred Stock issued and outstanding.

We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control.

We currently have Common Stock and preferred stock outstanding. Our preferred stockholders have special rights that holders of our Common Stock do not have. Currently, we have 50,000 shares of Series A Preferred Stock issued and outstanding. An example of special rights that holders of our Series A Preferred Stock have is the ability to vote on all matters submitted to holders of Common Stock with voting rights equal to sixty percent (60%) of all of the issued and outstanding shares of Common Stock. That effectively gives the holder of our Series A shares majority voting control over all matters submitted to a vote of the holders of Common Stock. All shares of Series A Preferred shares will automatically convert into shares of Common Stock upon the earlier of either (a) the effectiveness of a Registration Statement under the Securities Act of 1933; or, (b) 12-months from the issuance of the Series A Preferred Stock, at a ratio equal to the purchase prices per share of the Series A Preferred divided by $0.005.

A further result of the rights afforded our Series A Preferred Stock is that we may not be able to undertake certain corporate transactions, including equity or debt transactions necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may be beneficial to our businesses. The holdings of the Series A Preferred Shares may discourage, delay, or prevent a merger, acquisition, or other change in control of that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium for their shares. The market price of our Common Stock could be adversely affected by the rights of our preferred stockholders.

Our Common Stock has historically experienced low trading volume on the OTC Pink, and therefore the price may not accurately reflect our value. There can be no assurance that an active market for our Common Stock will develop, either now or in the future.

Our shares of Common Stock have been thinly traded on the OTC Pink. Only a small percentage of our Common Stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of Common Stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps that may include any or all of investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock.

In addition, the trading volume of stocks quoted on the OTC Pink is often low and is often characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. Because our Common Stock is only quoted on the OTC Pink, trading is only possible through broker-dealers, and the trading volume of our Common Stock has been low. Because we are quoted on the OTC Pink and were not a privately-held company, you may experience difficulty liquidating your investment in our Common Stock or liquidating it at a price that reflects the value of our business. As a result, holders of our securities may not find purchasers for our securities should they desire to sell them. Accordingly, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2022 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

The market price of our Common Stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

●	sales or potential sales of substantial amounts of our Common Stock;

●	the success of competitive products or technologies;

●	announcements about us or about our competitors, including new product introductions and commercial results;

●	the recruitment or departure of key personnel;

●	litigation and other developments;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us; and

●	general economic, industry and market conditions.

Many of these factors are beyond our control. The stock markets in general, and the market for companies whose shares are quoted on the OTC Pink in particular have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our Common Stock, regardless of our actual operating performance.

Sales of our common stock, or the perception that such sales may occur, could depress the price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. We have filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our Stock Incentive Plan, including shares issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Further, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt or equity securities. If we issue common stock or securities convertible into our common stock, our common stockholders would experience additional dilution and, as a result, the price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s address is 500 West Putnam Avenue, Suite 400, Greenwich, Connecticut, 06830.

Item 3. Legal Proceedings.

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Mine Safety Disclosures.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities. Therefore, the Company is not required to make such disclosures.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

There is no established public trading market for our Common Stock. Our Common Stock is currently quoted on the OTC Pink under the trading symbol “BOXS”. For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$0.0200	$0.0080
Second Quarter	$0.0220	$0.0100
Third Quarter	$0.0240	$0.0090
Fourth Quarter	$0.0210	$0.0020

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$0.0410	$0.0100
Second Quarter	$0.0270	$0.0080
Third Quarter	$0.0260	$0.0050
Fourth Quarter	$0.0400	$0.0100

The last reported sales price of BoxScore’s common stock on the OTC Pink on April 19, 2023 was $0.0055.

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

●	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Reports

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 4,500,000,000 shares of common stock, par value $0.001; and, 10,000,000 shares of preferred stock, par value $0.001. As of April 19, 2023, the Company had 3,319,240,740 shares of common stock, and 50,000 shares of Series A Preferred Stock, issued and outstanding.

Stockholders

As of April 19, 2023, the Company had approximately 725 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during the years ended December 31, 2022 and 2021. BoxScore has never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

The Company’s stock transfer agent is Equiniti, 1110 Centre Pointe Curve Suit 101, Mendota Heights, Minnesota, 55120. BoxScore acts as its own warrant agent for its outstanding warrants, and maintains all records for its preferred shares.

Recent Issuances of Unregistered Securities

The following information represents securities sold by the Company during the period covered by this Annual Report, and the subsequent period, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. All issuances were exempt under Section 4(a)(2) of the Securities Act unless otherwise noted.

●	On January 4, 2022, a noteholder converted convertible debt into 15,211,579 shares of Common Stock.

●	On January 6, 2022, a noteholder converted convertible debt into 12,631,579 shares of Common Stock.

●	On February 4, 2022, a noteholder converted convertible debt into 11,295,526 shares of Common Stock.

●	On February 10, 2022, a noteholder converted convertible debt into 10,650,681 shares of Common Stock.

●	On August 23, 2022, the Company issued fifty thousand (50,000) shares of its Series A Preferred Convertible Stock in exchange for $50,000 of net proceeds from Adam Lipson, who is one of our Directors.

●	On November 21, 2022, in consideration of the payment of $25,000, the Company issued 6,578,947 shares of its Common Stock upon the exercise of a Warrant.

●	On December 2, 2022, in consideration of the payment of $35,000, the Company issued 9,210,526 shares of its Common Stock upon the exercise of a Warrant.

●	On December 14, 2022, in consideration of the payment of $25,000, the Company issued 6,578,947 shares of its common stock upon the exercise of a Warrant.

●	On December 29, 2022, in consideration of the payment of $45,000, the Company issued 11,842,103 shares of its Common Stock upon the exercise of a Warrant.

●	On December 14, 2022, the Company converted a total of $8,987,027 held by noteholders under 99 convertible promissory notes into a total of 2,818,277,866 shares of Common Stock as follows:

2,043,125,140 shares were issued to six holders under settlement agreements with each of the noteholders.

655,868,191 shares were issued to 20 holders under the forced conversion provision under each of the respective convertible promissory notes.

119,284,531 shares were issued to six holders as voluntary conversions by each holder under each of the respective convertible promissory notes.

●	On December 26, 2022, the Company issued 7,500,000 shares to MZHCI in exchange for services rendered.

●	On January 5, 2023, in consideration of the payment of $14,000, the Company issued 3,684,211 shares of its Common Stock upon the exercise of a Warrant.

●	On January 31, 2023, in consideration of the payment of $70,000, the Company issued 18,421,053 shares of its Common Stock upon the exercise of a Warrant.

●	On January 31, 2023, in consideration of the payment of $70,000, the Company issued 18,421,053 shares of its Common Stock upon the exercise of a Warrant.

●	On February 28, 2023, the Company issued 2,688,478 shares of its Common Stock upon the cashless exercise of a Warrant.

●	On March 27, 2023, in consideration of the payment of $35,000, the Company issued 9,210,526 shares of its Common Stock upon the exercise of a Warrant.

●	On April 5, 2023, the Company closed transactions with four (4) investors under which the Company issued identified convertible promissory notes with an aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000). The Company received net proceeds of $1,447,500.

●	On April 8, 2023, the Company issued 3,203,661 shares of its Common Stock upon the cashless exercise of a Warrant.

Shares Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2022 and 2021.

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

The following table sets forth information as of December 31, 2022 regarding equity compensation plans under which the equity securities are authorized for issuance.

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

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Management’s Discussion and Analysis is a supplement to our financial statements, including notes, referenced elsewhere in this Annual Report, and is provided to enhance your understanding of our operations and financial condition. Due to rounding, some parts of this discussion may not sum or calculate precisely to the totals and percentages provided in the tables.

Overview

BoxScore Brands, Inc. (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. The Company formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations, and focusing on implementing a new operational direction.

Through the corporate reorganization and repositioning process, the Company found itself with the unique opportunity to expand its management team and acquire mining claims that historically reported high levels of Lithium and other tech minerals. The Company hired and affiliated itself with industry veterans that bring decades of experience, credibility and relationships.

On November 5, 2021, the Company acquired the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah for $100,000. The acquisition was driven by historical mineral data from seven (7) existing wells with brine aquifer access. We have not yet commenced any mining operations, and we are an Exploration Stage Company, as defined in Regulation S-K, Subpart 1300 (“Regulation S-K 1300”). An independent third-party technical report indicated that further investment and development in the claims was warranted, although no determination has been made whether we have any reserves of minerals. Similarly, no determined has been made whether mineralization could be economically and legally produced or extracted. We have no reserves as defined by Regulation S-K 1300.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

For the year ended December 31, 2022 and 2021, the Company had no revenue.

Operating Expenses

General and administrative expenses for the year ended December 31, 2022 were $1,135,088, an increase of $741,712 or 189%, compared to $393,376 for the year ended December 31, 2021. The increase in operating expenses was mainly due to an increase in professional fees. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $211,345, as compared to a gain on the change in fair value of derivative liabilities of $2,871,910 during the year ended December 31, 2021.

Interest Expense

Interest expense for the year ended December 31, 2022 was $595,124, as compared to $760,663 during the year ended December 31, 2021.

Net Loss

As a result of the foregoing, the net loss for the year ended December 31, 2022 was $1,486,848 as compared to the net income of $1,762,466 during the year ended December 31, 2021.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $1,486,848 during the year ended December 31, 2022, has accumulated losses totaling $17,854,837, and has a working capital deficit of $1,400,412 at December 31, 2022. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating Activities

During the year ended December 31, 2022, the Company used $910,709 of cash in operating activities as a result of the Company’s net loss of $1,486,848, offset by share-based compensation of $62,080, net changes in operating assets and liabilities of $757,423, and increased by gain on change in fair market value of derivative liability of $211,345 and gain on settlement of debt of $32,019.

During the year ended December 31, 2021, the Company used $392,445 of cash in operating activities as a result of the Company’s net income of $1,762,466, increased by share-based compensation of $6,296, write-off of assets of $17,500, and net changes in operating assets and liabilities of $755,297, and offset by change in fair market value of derivative liability of $2,871,910 and gain on settlement of liabilities of $62,095.

Investing Activities

During the year ended December 31, 2022, the Company had no investing activities.

During the year ended December 31, 2021, the Company purchased $100,000 in mineral claims.

Financing Activities

During the year ended December 31, 2022, financing activities provided $945,000, resulting from $590,000 in proceeds from convertible notes, $250,000 in proceeds from promissory notes, $130,000 in proceeds from the exercise of warrants, and $50,000 in proceeds from issuance of preferred stock, offset by $75,000 in repayments of convertible notes.

During the year ended December 31, 2021, financing activities provided $477,150, resulting from $885,000 in proceeds from convertible notes, offset by $82,000 in repayments of capital lease obligations, $300,850 in repayments of convertible notes, and $25,000 in repayments of promissory notes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller companies.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

BOXSCORE BRANDS, INC.

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BoxScore Brands, Inc.

Greenwich, CT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BoxScore Brands, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments regarding its intent and ability to effectively implement its plans and provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity surrounding the Company’s intent and ability to continue as a going concern include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain debt financing, and the successful implementation of its new operational direction. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others, evaluating the Company’s intent and ability to: (i) access funding from the capital market; (ii) manage expenditures (iii) obtain debt financing, and (iv) implement its new business operational direction.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 20, 2023

BOXSCORE BRANDS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$42,582	$8,291
Prepaid expenses and other assets	62,717	1,763
Total current assets	105,299	10,054
Noncurrent assets
Mineral claims	100,000	100,000
Total assets	$205,299	$110,054

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$438,667	$303,248
Accrued expenses	482,881	348,217
Accrued interest	190,901	2,104,964
Senior convertible notes	-	95,804
Promissory notes payable	357,008	473,269
Convertible notes payable	-	4,664,624
Current capital lease obligation	36,254	36,254
Total current liabilities	1,505,711	8,026,380

Noncurrent liabilities:
Convertible notes payable	-	915,000
Derivative liabilities	-	211,345
Total noncurrent liabilities	-	1,126,345

Total Liabilities	1,505,711	9,152,725

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 50,000 and 0 shares issued and outstanding, respectively	5	-
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 3,245,556,528 and 335,778,778 shares issued and outstanding, respectively	3,245,555	335,778
Additional paid in capital	13,308,865	6,989,540
Accumulated deficit	(17,854,837)	(16,367,989)
Total stockholders’ deficit	(1,300,412)	(9,042,671)
Total liabilities and stockholders’ deficit	$205,299	$110,054

The accompanying notes are an integral part of the consolidated financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Operating Expenses
General and administrative	$1,135,088	$393,376
Total operating expenses	1,135,088	393,376

Operating loss	(1,135,088)	(393,376)

Other Expenses (Income)
Gain on change in fair value of derivative liabilities	211,345	2,871,910
Gain on settlement of liabilities	32,019	62,095
Write-off of assets	-	(17,500)
Interest expense	(595,124)	(760,663)
Total other expenses (income)	(351,760)	2,155,842

Income (loss) from operations before income taxes	(1,486,848)	1,762,466

Provision for income taxes	-	-

Net Income (Loss)	$(1,486,848)	$1,762,466

Net income (loss) per share – basic	$(0.00)	$0.01
Net loss per share – diluted	$(0.00)	$(0.00)

Weighted average common shares – basic	335,778,778	210,477,658
Weighted average common shares – diluted	335,778,778	374,389,986

The accompanying notes are an integral part of the consolidated financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2022 and 2021

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	-	$-	75,828,064	$75,828	$6,281,241	$(18,130,455)	$(11,773,386)
Shares issued for note conversion	-	-	259,950,714	259,950	702,003	-	961,953
Fair value of warrants	-	-	-	-	6,296	-	6,296
Net income	-	-	-	-	-	1,762,466	1,762,466
Balance as of December 31, 2021	-	$-	335,778,778	$335,778	$6,989,540	$(16,367,989)	$(9,042,671)
Preferred stock issued for cash	50,000	5	-	-	49,995	-	50,000
Shares issued for note conversion	-	-	2,868,067,227	2,868,067	6,118,960	-	8,987,027
Shares issued for warrant exercise	-	-	34,210,523	34,210	95,790	-	130,000
Shares issued for services	-	-	7,500,000	7,500	43,500	-	51,000
Fair value of warrants	-	-	-	-	11,080	-	11,080
Net loss	-	-	-	-	-	(1,486,848)	(1,486,848)
Balance as of December 31, 2022	50,000	$5	3,245,556,528	$3,245,555	$13,308,865	$(17,854,837)	$(1,300,412)

The accompanying notes are an integral part of the consolidated financial statements.

BOXSCORE BRANDS, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(1,486,848)	$1,762,466
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	62,080	6,296
Gain on settlement of liabilities	(32,019)	(62,095)
Gain on change in fair value of debt and warrant liabilities	(211,345)	(2,871,910)
Write-off of assets	-	17,500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(60,954)	2,000
Accounts payable and accrued expenses	373,099	38,921
Accrued interest	445,278	714,376
Net cash used in operating activities	(910,709)	(392,445)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	(100,000)
Net cash used in investing activities	-	(100,000)

Cash Flows from Financing Activities
Proceeds from convertible notes	590,000	885,000
Proceeds from promissory notes	250,000	-
Proceeds from issuance of preferred stock	50,000	-
Proceeds from warrant exercise	130,000	-
Repayments of capital lease obligations	-	(82,000)
Repayments of convertible note	(75,000)	(300,850)
Repayments of promissory notes	-	(25,000)
Net cash provided by financing activities	945,000	477,150

Net increase (decrease) in cash	34,291	(15,295)

Cash, beginning of period	8,291	23,586

Cash, end of period	$42,582	$8,291

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$46,667	$94,600
Convertible notes converted to common stock	$6,627,686	$589,150
Accrued interest converted to common stock	$2,359,341	$372,803

 The accompanying notes are an integral part of the consolidated financial statements.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Note 1 - Nature of the Business

BoxScore Brands, Inc. (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner.

The Company formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations, while focusing on implementing a new operational direction.

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

Note 2 - Summary of Significant Accounting Policies

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

For the Years Ended December 31, 2022 and 2021

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. The Company currently owns the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021 for $100,000. No impairment or capitalizable costs related to the mineral claims were noted during the year ended December 31, 2022.

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

As of December 31, 2022 and 2021, there were approximately 96 million and 164 million shares potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were included in the calculation of diluted earnings per share for the year ended December 31, 2021. These if-converted shares were excluded from the year ended December 31, 2022 because their inclusion would have been anti-dilutive due to the Company’s net loss.

Year Ended
December 31,
2021
Numerator:
Net income (loss)	$1,762,466
Gain on change in fair value of derivatives	$(2,871,910)
Interest on convertible debt	$760,663
Net loss – diluted	$(348,781)

Denominator:
Weighted average common shares outstanding	210,477,658
Effect of dilutive shares	163,912,328
Diluted	374,389,986

Net income (loss) per common share:
Basic	$0.01
Diluted	$(0.00)

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

For the Years Ended December 31, 2022 and 2021

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021:

	Carrying	Fair Value Measurement at December 31, 2022
	Value	Level 1	Level 2	Level 3
Derivative liabilities	$-	-	-	$-

		Fair Value Measurement at
	Carrying	December 31, 2021
	Value	Level 1	Level 2	Level 3
Derivative liabilities	$211,345	-	-	$211,345

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all stock-based awards granted to employees, directors, and non-employees to be measured at grant date fair value of the equity instrument issued, and recognized as expense. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equivalent to the vesting period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The measurement date for the non-forfeitable awards to nonemployees that vest immediately is the date the award is issued.

Gain on Liabilities Settlement

During the year ended December 31, 2021 creditors forgave an aggregate amount of $19,959 associated with accrued expenses and $26,062 related to notes payable. In addition, the Company recorded a gain on capital lease settlement of $16,074 as detailed in Note 6, resulting in total gain on settlement of liabilities of $62,095. During the year ended December 31, 2022, creditors forgave $32, 019 in notes payable, which has been recorded as a gain on settlement.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

The Company recognized $0 revenue during the year ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for public business entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021, and for all other entities for fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities no earlier than for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effects this ASU will have on its financial statements.

The Company has examined all other recent accounting pronouncements and determined that they will not have a material impact on its financial position, results of operations, or cash flows.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $1,486,848 during the year ended December 31, 2022, has accumulated losses totaling $17,854,837, and has a working capital deficit of $1,400,412 at December 31, 2022. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 - Debt

Senior Convertible Notes

During the year ended December 31, 2018, a Senior Convertible Note in the aggregate principal amount of $310,000 and a maturity date of December 31, 2018 payable to Cobrador Multi-Strategy Partners, LP (“Cobrador 1”), was extended until December 31, 2019. The Company also extended the expiration dates of Series A Warrants issued in connection with Cobrador 1 by one year. The fair value of the Series A Warrants did not materially change due to the extension. During the year ended December 31, 2020, principal and accrued interest in the amount of $55,788 were converted into 14,760,086 shares of common stock. The carrying value as of December 31, 2020 was $268,900. During the year ended December 31, 2021, total principal of $218,900 and accrued interest in the amount of $153,686 were converted into 98,024,360 shares of common stock resulting in carrying value of $50,000 as of December 31, 2021. During the year ended December 31, 2022, total principal of $50,000 and accrued interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

On December 31, 2016, the Company issued a Senior Convertible Note in the face amount of $108,804 to Cobrador (“Cobrador 2”) in settlement of previously accrued interest, additional interest, fees and penalties. The additional interest, fees and penalties was $72,734 and this amount was charged to operations as debt discount amortization during the year ended December 31, 2016. The Senior Convertible Note was extended during the year ended December 31, 2018 and was due on December 31, 2019. It is convertible into shares of common stock at a conversion price $0.05 per share and bears interest at 7% per annum. The Company determined that Cobrador 2 had a beneficial conversion feature based on the difference between the conversion price and the market price on the date of issuance and allocated $87,043 as debt discount representing the beneficial conversion feature which was fully amortized at December 31, 2017. As of December 31, 2020 the carrying value was $108,804. During the year ended December 31, 2021, total principal in the amount of $88,000 was converted into 23,157,894 shares of common stock resulting in carrying value of $20,804 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $20,804 of principal and $79,923 of interest were converted into 26,507,105 shares of common stock resulting in carrying value of $0 as of December 31, 2022.

During December 2017, the Company issued a Senior Convertible Note in the amount of $25,000 to Cobrador. The note bears interest at 7%, was due in December 2019, and is convertible into common shares at a conversion price of $0.05 per share. In addition, in conjunction with this note, the Company issued 500,000 warrants to purchase common shares at $0.05 with a contractual term of 5 years. The estimated value of the warrants was determined to be $1,421 and was recorded as interest expense during 2017 and a warrant liability due to the down round provision in the note agreement. The outstanding principal balance was $25,000 as of December 31, 2021. During the year ended December 31, 2022, total principal of $25,000 and accrued interest in the amount of $8,313 were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

Promissory Notes Payable

During 2014, the Company issued an unsecured promissory note to a former employee of U-Vend Canada. The original amount of this note was $10,512 has a term of 3 years and accrues interest at 17% per annum. The total principal of $6,235 was settled during the year ended December 31, 2022, resulting in balances of $0 and $6,235 as of December 31, 2022 and 2021, respectively.

Starting in 2015, the Company entered into a series of promissory notes from the same lender. All of the notes bear interest at a rate of 19% per annum and are payable together with interest over a period of six (6) months from the date of borrowing. As of December 31, 2015, note balance was $11,083. In 2016, the Company borrowed $76,500 and repaid $63,497. The balance outstanding on these notes was $24,116 at December 31, 2016. In 2017, the Company borrowed $36,400 and repaid $44,449. The balance outstanding on these notes was $16,067 at December 31, 2017. In 2018, the Company borrowed $143,908 and repaid $125,931. The balance outstanding on these notes was $34,044 at December 31, 2018. During the year ended December 31, 2019, the Company borrowed additional $38,325 and recorded additional original discount in the amount of $3,325 associated with the new borrowing. During the year ended December 31, 2019, the Company repaid $46,584 in principal and fully amortized $3,325 of debt discount. As of December 31, 2021, the balance outstanding on these notes was $25,784, which was settled during the year ended December 31, 2022, resulting in a $0 balance.

In June 2016, the Company issued a promissory note in the principal amount of $77,008. The promissory note bears interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default, due on December 31, 2019. As of December 31, 2022 and 2021, the note was in default, and the balance outstanding was $77,008.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. As of December 31, 2021, the balance outstanding on these notes was $80,000. During the year ended December 31, 2022, total principal and accrued interest in the amount of $50,000 of principal and $27,972 of interest were converted into a $95,088 convertible note resulting in carrying value of $30,000 as of December 31, 2022.

In December 2017, the Company issued promissory notes in the aggregate principal balance of $28,000 to Cobrador. The notes accrue interest at 7% and have a two-year term. As of December 31, 2021, the balance outstanding on these notes was $28,000. During the year ended December 31, 2022, total principal and accrued interest in the amount of $28,000 of principal and $9,310 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

On April 13, 2018, the Company issued a promissory note in the principal amount of $115,000. This note bears interest at the rate of 7% per annum, due on December 31, 2019. In 2019, the Company borrowed an additional $25,000 and repaid $60,000. The balance outstanding on this note as of December 31, 2021, was $80,000. During the year ended December 31, 2022, total principal and accrued interest in the amount of $80,000 of principal and $25,798 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

On November 19, 2018, the Company issued a promissory note in the principal amount of $124,000 with net proceeds of $112,840. This note matures in 64 weeks. The Company recorded $11,160 to debt discount. During the year ended December 31, 2018, the Company repaid $9,784 in principal and amortized $872 of debt discount resulting in an unamortized debt discount of $10,288 and carrying value of $103,928 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $48,154 in principal and amortized $9,744 of debt discount resulting in an unamortized debt discount of $544 and carrying value of $65,518 at December 31, 2019. During the year ended December 31, 2020, the Company repaid $15,000 in principal and fully amortized $544 of debt discount. As of December 31, 2020, the balance outstanding on this note was $51,062. During the year ended December 31, 2021, the Company fully repaid $25,000 in principal, remaining balance of the amount owed was released and recorded as a settlement of liability. As of December 31, 2022 and December 31, 2021, the balance outstanding on this note was $0.

During the year ended December 31, 2019, the Company issued two promissory notes in the aggregate principal amount of $135,000, bearing interest of 7% and mature on August 31, 2019. As of December 31, 2021, the balance outstanding on these notes was $135,000. During the year ended December 31, 2022, total principal and accrued interest in the amount of $135,000 of principal and $33,163 of interest were converted into a $161,261 convertible note and into 4,124,050 shares of common stock resulting in carrying value of $0 as of December 31, 2022.

On March 5, 2019, the Company issued a non-equity linked promissory note for $100,000 to an investor with an annual 10% rate of interest and a one (1) year maturity. This investor also received a warrant for 500,000 shares at a strike price of $0.07 per share with a five (5) year maturity. The fair value of warrant was not material. As of December 31, 2019, the outstanding balance was $100,000. On December 23, 2020, total principal and accrued interest in the amount of $118,250 were converted into a new promissory note in the principal amount of $118,250 with an annual 10% rate of interest and mature on January 15, 2022. As of December 31, 2021, the notes were in default and the outstanding balance was $118,250. During the year ended December 31, 2022, total principal and accrued interest in the amount of $118,250 of principal and $20,957 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

As of December 31, 2022, the above promissory notes were in default with an interest rate increased by 2% over the original interest rate.

During the year ended December 31, 2022, the Company entered into 5 promissory note agreements in the aggregate amount of $250,000. The notes have a 1 year term, bear interest of 7% and 9% if paid in cash. The outstanding principal balance was $250,000 as of December 31, 2022.

Convertible Notes Payable

2014 Stock Purchase Agreement

In 2014 and 2015 the Company entered into the 2014 Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued eight (8) convertible notes in the aggregate face amount of $146,000 due at various dates between August 2015 and March 2016. The principal on these notes is due at the holder’s option in cash or common shares at a conversion rate of $0.30 per share. In connection with these borrowings the Company granted a total of 360,002 warrants with an exercise price of $0.35 per share and a 5 year contractual term. The warrants issued have a down round provision and as a result are classified as a liability in the accompanying consolidated balance sheets. Pursuant to the down round provision, the exercise price of the warrants was reduced to $0.22 at December 31, 2016. During 2017 the Company repaid one of the notes in the amount of $50,000. On May 1, 2018, the Company granted 1,000,000 warrants with an exercise price of $0.15 per share and a 5 year contractual term, valued at $2,841, which was recorded as debt discount. As of December 31, 2020, outstanding balance of these notes was $121,000. During the year ended December 31, 2021, one of the notes in the principal amount of $25,000 and accrued interest in the amount of $30,387 was converted into 14,575,645 shares of common stock resulting in carrying value of $96,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $96,000 of principal and $63,342 of interest were converted into 76,627,004 shares of common stock resulting in carrying value of $0 as of December 31, 2022.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The Company and Cobrador held three of the convertible notes in the aggregate face amount of $45,000 and agreed to extend the repayment date to November 17, 2020. The Company agreed to a revised conversion price of $0.05 per share and a revised warrant exercise price of $0.07 per share. As of December 31, 2021, outstanding balance of these notes was $45,000. During the year ended December 31, 2022, total principal and accrued interest in the amount of $45,000 of principal and $34,135 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

2015 Stock Purchase Agreement

During the year ended December 31, 2015, the Company issued eleven subordinated convertible notes bearing interest at 9.5% per annum with an aggregate principal balance of $441,000 pursuant to the 2015 Stock Purchase Agreement (the “2015 SPA”). The notes were due in December 2017 and are payable at the noteholder’s option in cash or common shares at a conversion rate of $0.30 per share. The conversion rate was later revised to $0.05 due to down round provisions contained in the 2015 SPA, and the due date was extended to November 17, 2020. In connection with these borrowings, the Company issued a warrant to purchase 735,002 shares of the Company’s common stock at an exercise price of $0.40 per share and a 5 year contractual term. The exercise price was later revised to $0.22 per share pursuant to the down round provisions in the 2015 SPA. The Company allocated $8,113 of proceeds received to debt discount based on the computed fair value of the convertible notes and warrants issued. During the year ended December 31, 2016, the noteholder converted one note in the face amount of $35,000 into 700,000 shares of common stock. During the year ended December 31, 2021, principal in the amount of $100,000 and accrued interest in the amount of $138,245 were converted into 62,696,053 shares of common stock resulting in carrying value of $306,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $306,000 of principal and $214,188 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

2016 Stock Purchase Agreement

On September 30, 2016, the Company entered into the 2016 Stock Purchase Agreement (the “2016 SPA”) pursuant to which it issued four convertible notes in the aggregate principal amount of $684,589. The 2016 SPA notes were due in November 2020 and bear interest at 9.5% per annum. The notes are convertible into shares of common stock at a conversion price of $0.17 per share. With these notes, the Company satisfied its obligations for: previously issued promissory notes of $549,000, accrued interest of $38,615, lease principal installments of $47,466, previously accrued registration rights penalties of $22,156, due to a former officer of $81,250, and additional interest, expenses, fine and penalties of $23,110. The Company charged additional interest, expenses, fines and penalties $23,110 to operations as amortization of debt discount and deferred financing costs during the year ended December 31, 2016.

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

As of December 31, 2021, the 2016 SPA had a carrying value of $599,589. During the year ended December 31, 2022, total principal and accrued interest in the amount of $599,589 of principal and $392,405 of interest were partially exchanged into new convertible note and partially converted into 85,502,658 shares of common stock resulting in carrying value of $0 as of December 31, 2022.

During the year ended December 31, 2016, the Company issued four convertible notes (the “Cobrador 2016 Notes”) in the aggregate principal amount of $115,000. The Cobrador 2016 Notes have a 2 year term, bear interest at 9.5% per annum, and are convertible into shares of common stock at a conversion price of $0.17 per share. The conversion price was subsequently revised to $0.05 per the down round provisions and the maturity date was extended to September 26, 2021. In connection with the Cobrador 2016 Notes, the Company granted a total of 338,235 warrants with an exercise price of $0.30 per share which was subsequently revised to $0.05 per share due to down round provisions with a 5 year contractual term. The Company allocated $1,994 to debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2019, $20,000 was converted into 400,000 shares. As of December 31, 2021, the Cobrador 2016 Notes had a carrying value of $95,000. During the year ended December 31, 2022, total principal and accrued interest in the amount of $95,000 of principal and $55,092 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

During the fourth quarter of 2016, the Company issued three additional convertible notes in the aggregate principal amount of $250,000. The notes have a 2 year term, bear interest at 9.5% per annum and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with these borrowings, the Company granted warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.07 per share. The Company allocated $27,585 to debt discount based on the computed fair value of the convertible notes and warrants issued, and the debt discount is classified as a warrant liability due to the down round provision in the warrants. As of December 31, 2020, the carrying value of the notes was $250,000. During the year ended December 31, 2021, principal in the amount of $47,000 was converted into 12,368,421 shares of common stock resulting in carrying value of $203,000 as of December 31, 2021. During the year ended December 31, 2022, principal and accrued interest in the amount of $28,000 of principal and $60,473 of interest were converted into 23,282,260 shares   of common stock, principal and accrued interest in the amount of $175,000 of principal and $97,277 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

2017 Financings

During the year ended December 31, 2017, the Company entered into 19 separate convertible notes agreements (the “2017 Convertible Notes)” in the aggregate principal amount of $923,882. The 2017 Convertible Notes each have a 2 year term, bear interest at 9.5%, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2017 Convertible Notes, the Company issued a total of 16,537,926 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $59,403 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $31,940 of debt discount resulting in unamortized debt discount of $13,278 and carrying value of $910,608 at December 31, 2018. During the year ended December 31, 2019, the Company fully amortized remaining $13,278 of debt discount. As of December 31, 2021, the carrying value of the notes was $924,282. During the year ended December 31, 2022, total principal and accrued interest in the amount of $924,282 of principal and $450,216 of interest were partially exchanged into new convertible note and partially converted into shares of common stock resulting in carrying value of $0 as of December 31, 2022.

2018 Financings

During the year ended December 31, 2018, the Company entered into seventeen separate convertible notes agreements (the “2018 Convertible Notes)” in the aggregate principal amount of $537,500. The 2018 Convertible Notes each have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. In connection with the 2018 Convertible Notes, the Company issued a total of 10,750,000 warrants with an exercise price of $0.07 per share with a 5 year term. The Company allocated $33,384 to a debt discount based on the computed fair value of the convertible notes and warrants issued and classified the debt discount as a warrant liability due to the down round provision in the warrants. During the year ended December 31, 2018, the Company amortized $12,803 of debt discount resulting in an unamortized debt discount of $20,581 and carrying value of $516,919 at December 31, 2018. During the year ended December 31, 2019, the Company amortized $16,692 of debt discount resulting in an unamortized debt discount of $3,889 and carrying value of $533,611 as of December 31, 2019. During the year ended December 31, 2020, the Company fully amortized $3,889 of debt discount resulting in carrying value of $537,500 as of December 31, 2020. During the year ended December 31, 2021, principal in the amount of $25,000 was converted into 6,578,947 shares of common stock resulting in carrying value of $512,500 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $512,500 of principal and $219,603 of interest were partially exchanged into new convertible note and partially converted into shares of common stock resulting in carrying value of $0 as of December 31, 2022.

On November 20, 2018, two officers converted $436,500 accrued compensation into two convertible note agreements in the principal amount of $436,500 in exchange. The notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. As of December 31, 2021, the carrying value of the notes was $436,500. During the year ended December 31, 2022, total principal and accrued interest in the amount of $436,500 of principal and $160,161 of interest were partially exchanged into new convertible note and partially converted into shares of common stock resulting in carrying value of $0 as of December 31, 2022.

During the year ended December 31, 2018, the Company entered into three convertible notes agreements in the aggregate principal amount of $240,500 with a net proceed of $214,000. These notes had a 1-year term, and bear interest at 8%-12%. The notes are convertible into common stock at 60% to 61% multiplied by the lowest one to two trading price(s) during fifteen to twenty-five trading day period prior to the Conversion Date. The embedded conversion features were valued at $59,027, which were recorded as debt discount. In addition, the Company also recorded $26,500 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $120,250 penalty in principal as of December 31, 2018. During the year ended December 31, 2018, the Company amortized $21,382 of debt discount resulting in unamortized debt discount of $64,145 and carrying value of $296,605 at December 31, 2018. During the year ended December 31, 2019, the Company repaid $64,300 in principal and amortized $21,381 of debt discount, recorded $42,764 in accretion of debt discount, resulting in unamortized debt discount of $0 and carrying value of $296,450 at December 31, 2019. During the year ended December 31, 2020, total principal and accrued interest in the amount of $37,712 were converted into 9,924,132 shares of common stock resulting in carrying value of $281,250 as of December 31, 2020. During the year ended December 31, 2021, the Company repaid $206,250 in principal, $38,750 in accrued interest. Accrued interest in the amount of $31,860 was converted into 7,737,705 shares of common stock resulting in carrying value of $75,000 as of December 31, 2021. During the year ended December 31, 2022, the Company repaid $75,000 in principal resulting in carrying value of $0 as of December 31, 2022.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

2019 Financings

On March 18, 2019, the Company issued a convertible promissory note for $85,250 with net proceeds of $75,000 to an investor with an 8.0% rate of interest and a one (1) year maturity. The Company has the option to pre-pay the note (principal and accrued interest) in cash within the 1st 90 days from issuance at a 25% premium, and 40% premium 91-180 days from the issuance date. Subsequent to 181 days, the Company shall have no right of prepayment and the holder may convert at a 40% discount to the prevailing market price. The note matured on December 11, 2019. The note is convertible into shares of common stock at the lesser of 1) lowest trading price of twenty-five days prior to March 18, 2019 or 2) 60% of lowest trading price of twenty-five days prior to the Conversion Day. The embedded conversion features were valued at $0 due to default. In addition, the Company also recorded $10,250 as original debt discount. These notes were in default due to failure to comply with the reporting requirements of the Exchange Act, as the result, the Company recorded additional $42,625 penalty in principal as of December 31, 2019. During the year ended December 31, 2019, the Company fully amortized $23,384 of debt discount. During the year ended December 31, 2020, accrued interest in the amount of $24,508 was converted into 13,426,091 shares of common stock resulting in carrying value of $127,875 as of December 31, 2020. During the year ended December 31, 2021, total principal of $85,250 and accrued interest in the amount of $18,623 were converted into 34,811,689 shares of common stock resulting in carrying value of $0 as of December 31, 2021.

On March 14, 2019, the Company converted accounts payable of approximately $105,000 payables into a convertible note agreement in the principal amount of $60,000, remaining balance of the amount owed was released and recorded as a settlement of liability. The note has a 2 year term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $60,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $60,000 of principal and $20,188 of interest were converted into 26,690,624 shares of common stock resulting in carrying value of $0 as of December 31, 2022.

On April 1, 2019, The Company converted an aggregate amount of principal and accrued interest of Perkins promissory note in the amount of $321,824 and accounts payable of $10,000 into two convertible notes. Both Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $331,824 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $331,824 of principal and $110,331 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

On April 15, 2019, The Company converted an accrued payable of $108,572, which was used to purchase vending machine, into a convertible note. The note has a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was $108,572 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $108,572 of principal and $35,670 of interest were converted into 36,259,135 shares of common stock resulting in carrying value of $0 as of December 31, 2022.

On May 30, 2019, the Company issued a series of convertible notes under a $250,000 revolving Senior Secured credit facility to an investor, for working capital purposes. The notes carry an interest rate of 9.5% and a two-year term. The notes are convertible into common stock at $0.07 per share and are redeemable after one-year at the company’s option. The notes also contain a 4.99% limitation of ownership on conversion. The investor had consented to higher draws on the facility in excess of the limit per the initial agreement. On April 15, 2020, the Company issued a convertible note in the amount of $206,231. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. On December 24, 2020, the Company issued a convertible promissory note in the amount of $147,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share and is redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. As of December 31, 2021, $603,231 was drawn under these agreements. During the year ended December 31, 2022, total principal and accrued interest in the amount of $603,231 of principal and $143,166 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

During the year ended December 31, 2019, the Company entered into several convertible notes agreements in the amount of $68,000. The Notes have a 2 year term, bear interest at 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.07 per share. The outstanding principal balance was of $68,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $68,000 of principal and $21,470 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

During the year ended December 31, 2019, the Company entered into a convertible notes agreement in the amount of $50,000. The Note has a 6 month term, bears interest at 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.01 per share. In connection with the Note, the Company issued 10,000,000 warrants with an exercise price of $0.02 per share with a 5 year term. The outstanding balance was of $50,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $50,000 of principal and $14,250 of interest were converted into 15,639,868 shares of common stock resulting in carrying value of $0 as of December 31, 2022.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

2020 Financings

During the year ended December 31, 2020, the Company entered into several convertible notes agreements in the amount of $73,118. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $73,118 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $73,118 of principal and $14,522 of interest were partially exchanged into new convertible note and partially converted into shares of common stock resulting in carrying value of $0 as of December 31, 2022.

2021 Financings

During the nine months ended September 30, 2021, the Company entered into several convertible notes agreements in the amount of $365,000. The notes have a 2 year term, bear interest of 9.5% if paid in cash, 15% if paid in common stock, and are convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $365,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $365,000 of principal and $54,986 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

On July 13, 2021, the Company issued a convertible note in the amount of $150,000. The note has a 3 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.05 per share. The outstanding principal balance was $150,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $150,000 of principal and $17,377 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

On September 21, 2021, the Company issued a convertible note in the amount of $100,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. The outstanding principal balance was $100,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $100,000 of principal and $9,738 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

On March 1, 2021, the Company issued a convertible note for deferred compensation in the principal amount of $94,600. The note bears interest at the rate of 9.5% per annum and is due and payable in two years. The note was convertible into shares of the Company’s common stock at $0.05 per share and was redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. During the year ended December 31, 2021, the Company fully repaid $94,600 in principal and recorded additional principal of $30,000 for deferred compensation under the same terms, resulting in carrying value of $30,000 at December 31, 2021. During the year ended December 31, 2022, the Company recorded additional principal of $16,667 and reclassified total principal of $46,667 to accrued expenses, resulting in carrying value of $0 as of December 31, 2022.

On October 14, 2021, the Company issued a convertible note in the amount of $20,000. The note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. The outstanding principal balance was $20,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $20,000 of principal and $1,837 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

On November 2, 2021, the Company issued 2 convertible notes - $150,000, $100,000 - to fund an asset acquisition, continue funding operations and reconciling a debt. The notes bear interest at the rate of 9.5% per annum and are due and payable in two years. The notes are convertible into shares of the Company’s common stock at $0.03 per share and are redeemable at the principal amount plus accrued unpaid interest after one year, at the Company’s option. The notes also contain a 4.99% limitation on the investor’s beneficial ownership of the Company’s outstanding common stock upon conversion. The outstanding principal balance was $250,000 as of December 31, 2021. During the year ended December 31, 2022, total principal and accrued interest in the amount of $250,000 of principal and $21,705 of interest were partially exchanged into new convertible note and partially converted into shares of common stock resulting in carrying value of $0 as of December 31, 2022.

2022 Financings

During the nine months ended September 30, 2022, the Company entered into several convertible note agreements in the aggregate amount of $590,000. The $50,000 note has a 2 year term, bears interest of 9.5% if paid in cash, 15% if paid in common stock, and is convertible into shares of common stock at a conversion price of $0.03 per share. Other notes have a 1-year term, bear interest of 15%, and are convertible into shares of common stock at a conversion price of $0.01 per share. On December, 14, 2022, total principal and accrued interest in the amount of $590,000 of principal and $44,188 of interest were partially exchanged into new convertible note and partially converted into shares of common stock resulting in carrying value of $0 as of December 31, 2022.

On September, 1, 2022, the Company converted 2 promissory notes into 2 convertible notes in the aggregate amount of $256,349. The notes have 4 month term, bear interest of 7% and 10%, and are convertible into shares of common stock at a conversion price of $0.005 per share. On December, 14, 2022, total principal and accrued interest in the amount of $256,349 of principal and $1,675 of interest were exchanged into new convertible note resulting in carrying value of $0 as of December 31, 2022.

On December, 14, 2022, the Company issued 6 convertible notes in the aggregate amount of $8,503,850 in exchange of outstanding principal and accrued interest of existing promissory notes and convertible notes. Then, on December, 14, 2022, these convertible notes were converted into shares of common stock. In total, the Company converted principal of $6,627,686 and $589,150, and accrued interest of $2,359,341 and $372,803, into 2,868,067,227 and 259,950,714 shares of common stock during the years ended December 31, 2022 and 2021, respectively.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Scheduled maturities of debt remaining as of December 31, 2022 for each respective fiscal year end are as follows:

2023	357,008
Total	$357,008

The following table reconciles, for the year ended December 31, 2022 and 2021, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	Year Ended
	December 31, 2022	December 31, 2021
Balance of embedded derivative at the beginning of the period	$211,345	$3,083,255
Change in fair value of conversion features	(211,345)	(2,871,910)
Balance of embedded derivatives at the end of the period	$-	$211,345

Note 5 - Capital Lease Obligations

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

The following schedule provides minimum future rental payments required as of December 31, 2022, under the current portion of capital leases.

2022	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

Note 6 - Capital Stock

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

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2022 and 2021, there are 10,000,000 shares of preferred stock authorized, and 50,000 and 0 shares issued or outstanding, respectively.

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

During the year ended December 31, 2022, the Company issued 50,000 shares of Series A Preferred Stock pursuant to a Stock Purchase Agreement by and between the Company and Adam Lipson, a member of the Board of the Company, for the purchase price of $50,000.

Common Stock

The Company has authorized 4,500,000,000 shares of common stock, with 3,245,556,528 and 335,778,778 shares issued and outstanding at December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Company issued 2,909,777,750 shares of its common stock, including:

●	2,868,067,227 shares upon the conversion of $8,987,027 of convertible notes and accrued interest;

●	34,210,523 178,395 shares upon warrant exercises for an aggregate exercise price of $130,000; and

●	7,500,000 shares for services valued at $51,000 issued pursuant to an Investors Relations Consulting Agreement with a third party dated December 12, 2022.

During the year ended December 31, 2021, the Company issued 259,950,714 shares of its common stock upon the conversion of $961,953 of convertible notes and accrued interest.

Note 7 - Stock Options and Warrants

Warrants

At December 31, 2022 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2018 Warrants – financing	8,491,905	$0.07	January - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants –financing	10,500,000	$0.07	March - October 2024
2019 Warrants for services	3,500,000	$0.07	March - April 2024
2020 Warrants for services	750,000	$0.05	February 2025
2022 Exchange warrants	71,169,473	$0.0038	September 2025
Total	96,661,378

During the year ended December 31, 2020, the Company issued warrants exercisable into 3,000,000 shares of common stock to its officer. The fair value of warrants was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 339%, risk-free interest rate 1.35%, expected dividend yield of 0%. During the year ended December 31, 2022 and 2021, the Company recorded $525 and $4,722, respectively, in warrant expense related to vesting of these warrants.

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

During the year ended December 31, 2022, the Company issued warrants exercisable into 71,169,473 shares of common stock. The warrants immediately vest, have an exercise price of $0.0038 per share, and a maturity date of three years. The fair value of warrants was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility of 189%; risk-free interest rate 3.96%; expected dividend yield of 0%. During the year ended December 31, 2022 and 2021, the Company recorded $10,555 and $0, respectively, in warrant expense related to vesting of these warrants.

A summary of all warrants activity for the year ended December 31, 2022 and 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	52,979,485	$0.06	2.34
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(3,628,226)	0.05	-
Balance outstanding at December 31, 2021	49,351,259	$0.06	1.96
Exercisable at December 31, 2021	49,351,259	$0.06	1.96

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2021	49,351,259	$0.06	1.53
Granted	71,169,473	0.0038	2.98
Exercised	(1,857,143)	0.054	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(22,002,211)	-	-
Balance outstanding at December 31, 2022	96,661,378	$0.02	2.32
Exercisable at December 31, 2022	96,661,378	$0.02	2.32

The intrinsic value of the outstanding warrants at December 31, 2022 was $0, as the exercise prices exceeded the common stock's fair market value per share on that date.

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

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

A summary of all stock option activity for the year ended December 31, 2022 and 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	2,500	$60	0.5
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	(2,500)	-	-
Balance outstanding at December 31, 2021	-	$-	-
Exercisable at December 31, 2021	-	$-	-

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2021	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at December 31, 2022	-	$-	-
Exercisable at December 31, 2022	-	$-	-

Note 8 - Income Taxes

Loss from operations before provision (benefit) for income taxes and associated tax provision (benefit) are summarized in the following table:

	Years ended December 31,
Net Income (Loss)	2022	2021
Domestic	$(1,486,848)	$(263,180)
Foreign	-	-
	$(1,486,848)	$(263,180)

Current
Federal	$-	$-
State	659	3,285
Foreign	-	-
Total Current	$659	$3,285

Deferred
Federal	$(270,482)	$(54,817)
State	(51,521)	(13,976)
Foreign	-	-
Total Deferred	(322,003)	(68,793)
Less Increase in Allowance	322,003	68,793
Net Deferred	$-	$-

Total Income Tax Provision	$659	$3,285

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The significant components of the deferred tax assets and liabilities are summarized below:

	Years ended December 31,
	2022	2021
Deferred Tax Assets (Liabilities):
Net Operating Loss Carry-Forwards	$3,677,645	$3,319,927
Depreciable and Amortizable Assets	(20,520)	(20,520)
Stock Based Compensation	67,477	51,957
Beneficial Conversion Feature	556,265	609,101
Loss Reserve	457	457
Accrued Compensation	35,146	35,146
Other	31,509	29,908
Total	4,347,979	4,025,976
Less Valuation Allowance	(4,347,979)	(4,025,976)
Net Deferred Tax Assets (Liabilities)	$-	$-

At December 31, 2022 and 2021, the Company has available net operating loss carry-forwards for federal and state income tax purposes of approximately $12.8 million and $11.4 million, respectively. Of the federal net operating loss carryforward, $9.5 million, if not utilized earlier, expires through 2038 and $3.3 million will carry-forward indefinitely. The state net operating loss carryforwards expire through 2041, if not utilized earlier. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carry-forwards before they expire, the Company has recorded a valuation allowance to fully offset the net operating loss carry-forwards, as well as the total net deferred tax assets.

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

During the years ended December 31, 2022 and 2021, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, as well as the states of California, Florida, Illinois and New York. The tax years 2018-2022 generally remain open to examination by the U.S. federal and state taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table:

	Years ended December 31,
	2022	2021
Statutory United States federal rate	21.00%	21.00%
State income tax, net of federal benefit	4.00	5.31
Change in valuation allowance	(22.50)	(26.14)
Stock based compensation	1.3
Other	(3.69)	-
Permanent differences	(0.11)	(0.17)
Effective tax rate benefit (provision)	0.00%	(0.00)%

BOXSCORE BRANDS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Note 9 - Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2022 through the date these financial statements were issued and determined the following significant events require disclosure:

●	On January 5, 2023, the Company issued 3,684,211 shares of its Common Stock upon the exercise of a Warrant.

●	On January 31, 2023, the Company issued 18,421,053 shares of its Common Stock upon the exercise of a Warrant.

●	On January 31, 2023, the Company issued 18,421,053 shares of its Common Stock upon the exercise of a Warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 28, 2023, the Company issued 5,526,316 shares of its Common Stock upon the exercise of a Warrant.

●	On March 27, 2023, the Company issued 9,210,526 shares of its Common Stock upon the exercise of a Warrant.

●	On April 5, 2023, the Company closed transactions with four (4) investors under which the Company issued convertible promissory notes with an aggregate principal amount of $1,500,000.

●	On April 8, 2023, the Company issued 18,421,053 shares of its Common Stock upon the exercise of a Warrant.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Sebastian Lux (“Lux”), who serves as our Co-Chief Executive Officer, Chief Financial Officer, and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2022 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2022 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; (iii) seek to add a full-time Chief Financial Officer to replace Mr. Lux when the Company has adequate financial resources; and, (iv) is currently considering appointing audit committee members in the future.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
David Graber	_51_	Co-CEO; Chairman	February 2017
Sebastian Lux	51	Co-CEO; Interim CFO; Director	July 2022
Patrick White	66	Director	October 2009
Jared Levinthal	50	Director	December 2018
Andrew Suckling	51	Director	August 2022
Justin Vorwerk	63	Director	August 2022
Dr. Adam Lipson	50	Director	July 2022

The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

David Graber has served as an officer and director of the Company at various times since 2017. In July, 2022, Mr. Graber was reappointed to the Board, and in March, 2023, Mr. Graber was designated as the Company’s Co-CEO and Chairman of the Board. Mr. Graber is the managing principal of Cobrador Capital Advisors, LLC, an investment management firm focused on the consumer sector. Prior to Cobrador Capital Advisors, LLC, Mr. Graber was managing director, investment banking at New Century Capital Partners (2011-2014) and National Securities Corporation (2009-2010). From 2006-2008, he was CEO and Director of OKC Corporation, a manufacturer and retailer in the home improvement industry. From 1994-2005 Mr. Graber was a senior vice president and director in the equities division of Donaldson, Lufkin & Jenrette and subsequently, Credit Suisse First Boston (CSFB) in New York and Los Angeles. Mr. Graber holds dual Masters of Business Administration (MBA) from Columbia University Graduate School of Business in New York City and London Business School in the UK. He also holds a BA Psychology from Tulane University in New Orleans, LA.

Sebastian Lux was appointed to serve as the Company’s CEO and interim CFO in July, 2022 (becoming the Co-CEO in March, 2023), and was appointed to the Company’s Board of Directors in March, 2023. Mr. Lux has over 25 years’ experience working with multinational companies. Immediately prior to joining the Company, Mr. Lux served as co-founder of Blue Duck Data, a cloud-based analytical solutions provider for end-to-end supply chain analysis. Previously, Mr. Lux served from 2015 through 2020 as co-founder and director of supply chain logistics for Genuine Origin, a division of Volcafe & ED&F Man. He is a multilingual professional experienced in strategic planning for international operations, data analytics, financial modeling, logistics, purchasing, product development, supplier partnership management, process improvements, negotiations, e-business, and franchise development. Mr. Lux has experience in entrepreneurial ventures wherein he developed international supply chains for the distribution of coffee, food, and non-food goods, as well as created multiple U.S. market entry programs and brand development projects for new and existing companies. Mr. Lux earned an MBA in Entrepreneurship from Babson’s F.W. Olin Graduate School of Business, an MSAS in E-Commerce from Boston University, and a BA in Economics from Roanoke College.

Patrick White has served on the Company’s Board of Directors since 2009. He has held the position of CEO and president of VerifyMe, Inc. since August 2017. Mr. White was chief executive officer and a member of the board of directors of Document Security Systems, Inc. (“DSS”) from August 2002 to December 2012, serving as its chairman of the board of directors from August 2002 until January 2008. Mr. White then served as a business consultant to DSS from 2012 to 2015. DSS is an NYSE American listed company. Mr. White received his Bachelors of Science (Accounting) and Masters of Business Administration degrees from Rochester Institute of Technology. We believe Mr. White is qualified to serve on our board of directors based on his extensive corporate management experience, including serving as the chief executive officer of a publicly-held company, and his experience with the organizational challenges involved with becoming and operating as a publicly-held company.

Jared Levinthal has served as a Director of the Company since December 2018. Mr. Levinthal, an attorney, is a partner with Lightfoot Franklin & White, PLLC in Houston, Texas. Mr. Levinthal is a graduate, with Honors, Order of the Coif, from the University of Texas School of Law. Mr. Levinthal is a graduate of Tulane University with a BA, and is a member of the Texas Bar.

Justin Vorwerk has served as a Director of the Company since August, 2022. Mr. Vorwerk had a long and distinguished career in finance and capital markets, holding positions as a managing director in investment banking with Goldman Sachs, The Royal Bank of Scotland, Deutsche Bank Securities, as well as Donaldson, Lufkin & Jenrette, and Credit Suisse, where he co-headed the financial sponsors group. Mr. Vorwerk also served as head of investment banking and capital markets at CRT Capital Group, where he structured debt and equity products and advised on mergers and acquisitions. Mr. Vorwerk holds an MBA from The University of Pennsylvania (Wharton) and attended Princeton University, where he earned a degree in Economics (AB).

Andrew Suckling has served as a Director of the Company since August, 2022. Mr. Suckling has over 25 years’ experience in the commodity industry and is currently the non-executive chairman of Cadence Minerals (AIM: KDNC);, the non-executive director of Macarthur Minerals (TSX-V: MMS, ASX: MIO); and, a board member of the privately held company IronMan Ltd. Mr. Suckling started his professional career in 1994 as a trader on the London Metal Exchange, and subsequently became a founding partner, research analyst, and trader with the multibillion fund management group, Ospraie. Mr. Suckling is a graduate of Brasenose College, Oxford University, earning a BA (Hons) in Modern History in 1993 and an MA in Modern History in 2000.

Dr. Adam Lipson was appointed to our Board of Directors in July, 2022. Dr, Lipson is a world renowned neurosurgeon, currently serving as managing partner of IGEA Brain, Spine & Orthopedics in New York City and New Jersey, a private practice generating $30-40 million annual revenue with 75 employees. He has over a decade of experience as a private investor in over 20 biotechnology and biomedical device companies. He has co-founded several other companies, including IGEA Ventures and STRYDD. He is passionate about finding technologies that facilitate advances in energy transition, biomedical devices, and cancer therapeutics. Dr. Lipson is a graduate of Dartmouth College 1995 with a B.A. in Chemistry and History and Harvard Medical School M.D. Cum Laude and Honors Society in Neuroscience 2000, and was a Fulbright Fellow at Karolinska Institute in Stockholm, Sweden in 1999.

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

Committees of the Board of Directors

We do not have any committees of the Board of Directors. We consider a majority of our Board members (consisting of Messrs. Levinthal, White, Suckling, and Vorwerk) to be independent directors under NYSE American rules.

Corporate Governance

We do not have an audit committee, compensation committee or nominating committee. As we grow and evolve as an SEC registrant, our corporate governance structure is expected to be enhanced.

Item 11. Executive Compensation

The following table discloses compensation received by our Co-Chief Executive Officers, David Graber and Sebastian Lux, for the years ended December 31, 2022 and 2021.

The following table also sets forth information regarding all cash and non-cash compensation earned by or paid to the executive officers of the Company who served during the fiscal years ended December 31, 2022 and 2021 for services in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant Awards ($)	All Other Compensation ($)		Total ($)
Andrew Boutsikakis (1)	2022	70,000	-	-	6,296	53,550	(3)	123,550
Chief Executive Officer	2021	48,400	-	-	5,772	-		54,172
Pat Avery (2)	2022	58,376	-	-	-	-		58,376
Chief Operating Officer	2021	35,000	-	-	-	-		35,000
David Graber	2022
Co-CEO		-	-	-	-	-		-
Sebastian Lux	2022
Co-CEO; Interim CFO		-	-	-	-	-		-

1)

Mr. Boutsikakis was appointed CEO effective February 1, 2020 and was granted a monthly salary of $12,500. During the year ended December 31, 2020, he earned $137,500 under this arrangement, of which $48,400 was paid during the year and remaining balance was earned but unpaid. Mr. Boutsikakis resigned from all positions on July 21, 2022.

2)

Mr. Avery was appointed COO effective July 1, 2021 and was granted a monthly salary of $7,000. During the year ended December 31, 2021, he earned $42,000 under this arrangement, of which $35,000 was paid during the year and remaining balance was earned but unpaid. Mr. Avery resigned his position with the Company on 09 November 2022.

3)	Amount paid to Mr. Boutsikakis pursuant to the Settlement Agreement executed with the Company.

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

Mr. Boutsikakis resigned from all positions effective July 21, 2022. On or around September 25, 2022, the Company and Boutsikakis entered into a Settlement Agreement and Mutual Release, under which, among other things, the Company agreed to pay Mr. Boutsikakis a total of $63,000 in monthly installments over approximately 6-months.

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

Limitation on Liability and Indemnification of Officers and Directors

The Company’s Certificate of Incorporation provides that no director will be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty acting in his/her capacity as a director, except for liability (i) for any breach of the duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporation Law (the “DGCL”); or, (iv) for any transaction from which the director derived an improper personal benefit. If the DGCL is amended to authorize corporate action further limiting or eliminating the personal liability of a director, then the liability of a director to the Company shall be limited or eliminated to the fullest extent permitted by the DGCL, as so amended from time-to-time.

The Company’s Certificate of Incorporation and Bylaws provide that the Company will indemnify any director, officer, employee, fiduciary, or agent of the Company (each a “Covered Person”) who was or is made or is threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Proceeding”), other than a Proceeding by or in the right of the Company, by reason of the fact that such person is or was a Covered Person, or, while a Covered Person, or is or was serving at the request of the Company as a Covered Person of another corporation, partnership, joint venture, trust or other enterprise, against all liability and loss suffered and expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with such Proceeding if such person acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that such person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had reasonable cause to believe that such person’s conduct was unlawful. The Company shall also have the power to indemnify its Covered Persons as set forth in the DGCL or other applicable law.

The Company’s Certificate of Incorporation and Bylaws also provide that the Company will indemnify any person who was or is made a party or is threatened to be made a party to any Proceeding by or in the right of the Company to procure a judgment in its favor by reason of the fact that such person is or was a Covered Person of the Company or is or was serving at the request of the Company as a Covered Person of another corporation, partnership, joint venture, trust or other enterprise, against all liability and loss suffered and expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Company and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Company unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery of the State of Delaware or such other court shall deem proper. Notwithstanding the foregoing, the Company shall be required to indemnify a person in connection with a Proceeding (or part thereof) commenced by such person only if the commencement of such Proceeding (or part thereof) by such person was authorized in the specific case by the Board.

The Company’s Bylaws further provide that, to the extent that a Covered Person has been successful on the merits or otherwise in defense of any Proceeding referred to above, or in defense of any claim, issue or matter therein, the Company shall indemnify such person against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection therewith.

Expenses actually and reasonably incurred by a Covered Person in defending a civil or criminal Proceeding may be paid by the Company in advance of the final disposition of such Proceeding upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Company. Such expenses may be so paid upon such terms and conditions, if any, as the Board deems appropriate.

The Company may purchase and maintain insurance on behalf of any person who is or was a Covered Person, or is or was serving at the request of the Company as a Covered Person of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of his status as such, whether or not the Company would have the power to indemnify such person against such liability under the provisions of the Company’s Bylaws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 19, 2023, there were 3,319,240,740 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of April 19, 2023 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 500 West Putnam Avenue, Suite 400, Greenwich, CT, 6830.

The following table sets forth, as of April 19, 2023, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock; (ii) each director of the Company; (iii) each of the named executive officers; and, (iv) all executive officers and directors of the Company as a group:

	Number of Shares		Percentage of
Name & Address(1)	Beneficially Owned(2)		Outstanding Shares(3)

Executive Officers & Directors
David Graber	1,199,474,737	(4)	36.137%
Sebastian Lux	33,013,770		*
Patrick White	776,257		*
Jared Levinthal	300,000		*
Andrew Suckling	-0-		*
Justin Vorwerk	-0-		*
Dr. Adam Lipson	452,224,475	(5)	13.624%
All Current Executive Officers And Directors As A Group (7 Persons)
	1,685,789,239		50.788%
5% Shareholders
David Graber	1,199,474,737	(4)	36.137%
Dr. Adam Lipson	452,224,475	(5)	13.624%
Marilyn Kane	473,346,344	(6)	14.261%

*	Represents less than 1% ownership.

(1)	The mailing address for each officer and director is c/o American Battery Materials, Inc., 500 West Putnam Ave., Suite 400, Greenwich, CT, 06830.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60-days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Annual Report (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities; and, (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Annual Report, which is 3,319,240,740 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. Does not include 10,000,000 shares of common stock which would be issued to Dr. Adam Lipson upon conversion of his Series A Preferred Stock.

(3)	3,319,240,740 shares as of 18 April 2023.

(4)	Includes shares owned by Cobrador Multi-Strategy Partners, LP, of which Mr. Graber is the managing partner.

(5)	Does not include 10,000,000 shares of common stock which would be issued to Dr. Adam Lipson upon conversion of his Series A Preferred Stock. Also does not include the voting control (60% voting control) afforded Dr. Lipson through his ownership of the Series A shares, of which he owns 50,000 shares.

(6)	Includes shares owned by (i) Automated Retail Leasing Partners, LP, of which Ms. Kane is the managing partner; and, (ii) AJS Properties LLC, of which Ms. Kane is the manager.

Changes in Control

The issuance of 50,000 shares of Series A Preferred Stock to Dr. Adam Lipson on August 23, 2022 was a change in control as it afforded Dr. Lipson the voting power of 60% of all shares of common stock issued and outstanding, giving Dr, Lipson voting control over all matters submitted to a vote of the common stockholders. We are not aware of any other arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Through his ownership of Series A Preferred Shares, Dr. Adam Lipson has voting control over all matters to be submitted to a vote of our shareholders.

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of transactions with our executive officers, directors, and significant stockholders. While we satisfy the requirements of the DGCL for such related party transactions, we intend to establish additional formal policies and procedures in the future so that such transactions will be subject to the review, approval, or ratification of our Board of Directors, or an appropriate committee thereof.

Director Independence

As our common stock is currently quoted on the OTC Pink, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. However, we consider a majority of our Board members (consisting of Messrs. White, Levinthal, Vorwerk, and Suckling) to be independent directors in accordance with the NASDAQ Listing Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

The following table provides information regarding the professional audit services and other services rendered to us by Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC) (“Pinnacle”) for our fiscal years ended December 31, 2022 and 2021. All fees described below were approved by Board:

Fee Type	2022	2021
Audit Fees(1)	$38,034.32	$27,000
Audit-Related Fees(2)	--	--
Tax Fees(3)	--	--
All Other Fees(4)	--	--
Total

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Pinnacle in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	“Tax Fees” consist of fees billed for professional services rendered by Pinnacle for tax compliance, tax advice, and tax planning.

(4)	“All Other Fees” consist of fees billed for products and services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees.

Audit-Related Fees

During 2022 and 2021, there were no fees paid to Pinnacle in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. No other fees were billed by Pinnacle for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed by Pinnacle during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by Pinnacle in 2022 or 2021.

Pre-Approval Policies and Procedures

Engagement of accounting services by us is not made pursuant to any pre-approval policies and procedures. Rather, we believe that our accounting firm is independent because all of its engagements by us are approved by our Board of Directors prior to any such engagement. We do not have an Audit Committee. All fees listed above were pre-approved in accordance with this policy.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report:

(1)	The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

(2)	Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)	Report of Independent Registered Public Accounting Firm.

(4)	Notes to Financial Statements.

(b)	Exhibits:

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.2	Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.3	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).

3.4	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2018).

3.5	Certificate of Designation for Series A Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2022).

3.6	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2022).

4.1	Description of Securities

10.1	Form of Senior Convertible Note issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).

10.2	Form of Warrant to Purchase Common Stock issued to Cobrador Multi-Strategy Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).

10.3	Form of Vending Machine Equipment Lease with Automated Retail Leasing Partners (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013).

10.4	Form of Warrant between Automated Retail Leasing Partners, LP and Internet Media Services, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2014).

10.5	Promissory Note, dated May 30, 2014, issued to Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 1, 2014).

10.6	Equipment Lease Agreement, dated October 21, 2014, between BoxScore Brands, Inc. and Perkin Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).

10.7	Warrant to Purchase Common Stock issued to Perkin Industries, LLC, dated October 21, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2014).

10.8	Modification to the Series of Cobrador Stock Purchase Agreement, Senior Convertible Notes and Series A Warrants between BoxScore Brands, Inc. and Cobrador Multi-Strategy Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015).

10.9	NHL/U-Vend Corporate Marketing Letter Agreement, dated February 27, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2015).

10.10	Form of Securities Purchase Agreement between the Company and each investor, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).

10.11	Form of Convertible Promissory Note, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).

10.12	Form of Warrant to Purchase Common Stock, dated on or about August 17, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015).

10.13	Securities Purchase Agreement between the Company and each investor, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.14	Form of Convertible Promissory Note, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.15	Form of Warrant to Purchase Common Stock, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.16	Debt Conversion Agreement of Raymond Meyers, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.17	Debt Conversion Agreement of Paul Neelin, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.18	Debt Conversion Agreement of Mark Chapman, dated June 30, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.19	Agreement to Amend Leases, dated as of August 8, 2016, between the Company and Automated Retail Leasing Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).

10.20	Warrant to Purchase Shares of Common Stock issued to Automated Retail Leasing Partners, LP, dated August 8, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016).

10.21	Master Services Consulting Agreement, dated as of February 1, 2017, between the Company and Raymond Meyers (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).#

10.22	Employment Agreement, dated as of February 1, 2017, between the Company and David Graber (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).#

10.23	Master Distribution Agreement, dated as of January 26, 2017, between the Company and UVend Group of Companies (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2017).

21.1	Subsidiaries of the Registrant.*

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Interim Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive Data files pursuant to Rule 405 of Regulation S-T.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

The Company has elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXSCORE BRANDS, INC.

Date: April 20, 2023	BY:	/s/ Sebastian Lux
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Graber	Co-Chief Executive Officer and Chairman	April 20, 2023

/s/ Sebastian Lux	Co-Chief Executive Officer (Principal Executive Officer);	April 20, 2023
Interim Chief Financial Officer (Principal Financial and
Accounting Officer); Director

/s/ Patrick White	Director	April 20, 2023

/s/ Jared Levinthal	Director	April 20, 2023

/s/ Andrew Suckling	Director	April 20, 2023

/s/ Justin Vorwerk	Director	April 20, 2023

/s/ Dr. Adam Lipson	Director	April 20, 2023