Form 10-Q
period 2023-03-31
AMERICAN BATTERY MATERIALS, INC.
filed 2023-05-15
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 March 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-41594

AMERICAN BATTERY MATERIALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3956444
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 West Putnam Avenue, Suite 400, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

800-998-7962

(Registrant’s telephone number, including area code)

BOXSCORE BRANDS, INC.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 3,301,910,170 as of May 12, 2023.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

AMERICAN BATTERY MATERIALS, INC.

(FORMERLY BOXSCORE BRANDS, INC.)

FORM 10-Q

For the Three Months Ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$1,038,969	$42,582
Prepaid expenses and other assets	10,573	62,717
Other receivables	400,000	-
Total current assets	1,449,542	105,299
Noncurrent assets
Mineral claims	100,000	100,000
Total assets	$1,549,542	$205,299

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$484,125	$438,667
Accrued expenses	514,842	482,881
Accrued interest	139,379	190,901
Promissory notes payable	350,000	357,008
Convertible notes payable	1,500,000	-
Convertible notes payable – related party	25,000	-
Current capital lease obligation	36,254	36,254
Total current liabilities	3,049,600	1,505,711
Total Liabilities	3,049,600	1,505,711

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 50,000 shares issued and outstanding	5	5
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 3,297,989,498 and 3,245,556,528 shares issued and outstanding, respectively	3,297,987	3,245,555
Additional paid in capital	13,445,433	13,308,865
Accumulated deficit	(18,243,483)	(17,854,837)
Total stockholders’ deficit	(1,500,058)	(1,300,412)
Total liabilities and stockholders’ deficit	$1,549,542	$205,299

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Operating Expenses
General and administrative	$446,476	$126,072
Total operating expenses	446,476	126,072

Operating loss	(446,476)	(126,072)

Other Income (Expenses)
Gain on change in fair value of derivative liabilities	-	211,345
Gain on settlement of liabilities	67,984	-
Interest expense	(10,154)	(189,047)
Total other income (expenses)	57,830	22,298

Loss from operations before income taxes	(388,646)	(103,774)

Provision for income taxes	-	-

Net Loss	$(388,646)	$(103,774)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	3,274,526,131	374,805,286

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

Three and Nine months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	335,778,778	$335,778	$6,989,540	$(16,367,989)	$(9,042,671)
Shares issued for note conversion	-	-	49,789,365	49,789	139,411	-	189,200
Fair value of vested warrants	-	-	-	-	525	-	525
Net loss	-	-	-	-	-	(103,774)	(103,774)
Balance as of March 31, 2022	-	$-	385,568,143	$385,567	$7,129,476	$(16,471,763)	$(8,956,720)

Balance as of December 31, 2022	50,000	$5	3,245,556,528	$3,245,555	$13,308,865	$(17,854,837)	$(1,300,412)
Shares issued for cash exercise of warrants	-	-	49,736,843	49,736	139,264	-	189,000
Shares issued for cashless exercise of warrants	-	-	2,696,127	2,696	(2,696)	-	-

Net loss	-	-	-	-	-	(388,646)	(388,646)
Balance as of March 31, 2023	50,000	$5	3,297,989,498	$3,297,987	$13,445,433	$(18,243,483)	$(1,500,058)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(388,646)	$(103,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	525
Gain on settlement of debt	(67,984)
Gain on change in fair value derivative liabilities	-	(211,345)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	52,144	-
Accounts payable and accrued expenses	77,419	16,427
Accrued interest	9,454	175,017
Net cash used in operating activities	(317,613)	(123,150)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	1,100,000	300,000
Proceeds from convertible notes – related party	25,000	-
Proceeds from warrant exercises	189,000	-
Repayments of promissory notes	-	(75,000)
Net cash provided by financing activities	1,314,000	225,000

Net increase in cash	996,387	101,850

Cash, beginning of period	42,582	8,291

Cash, end of period	$1,038,969	$110,141

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Accounts payable and accrued payable exchanged for convertible note	$-	$7,500
Receivable for convertible notes	$400,000	-
Cashless exercise of warrants	$2,696	-
Convertible notes converted to common stock	$-	$48,804
Accrued interest on convertible notes converted to common stock	$-	$140,396

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 1 - Nature of the Business

American Battery Materials, Inc. (formerly BoxScore Brands, Inc.) (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements are condensed and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2022 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 21, 2022.

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

The accompanying consolidated financial statements include the accounts of American Battery Materials, Inc. (formerly BoxScore Brands, Inc.) and the operations of its wholly-owned subsidiaries U-Vend America, Inc., U-Vend Canada, Inc. and U-Vend USA LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. The Company currently owns the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021 for $100,000. No impairment or capitalizable costs related to the mineral claims were noted during the three months ended March 31, 2023 or 2022.

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

As of March 31, 2023 and December 31, 2022, there were approximately 92 million and 96 million shares potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the three months ended March 31, 2023 and 2022 because their inclusion would have been anti-dilutive due to the Company’s net losses.

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

The Company recognized $0 revenue during the three months ended March 31, 2023 and 2022.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $388,646 during the three months ended March 31, 2023, has accumulated losses totaling $18,243,483, and has a working capital deficit of $1,600,058 as of March 31, 2023. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 4 - Debt

Promissory Notes Payable

In 2014 and 2016, the Company issued two promissory notes in the total principal amount of $70,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default, due on December 31, 2019. At March 31, 2023 and December 31, 2022, the note was in default, and the balance outstanding was $70,000.

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

As of March 31, 2023 and December 31, 2022, the balance outstanding on these notes was $30,000.

As of March 31, 2023, the above promissory notes were in default with an interest rate increased by 2% over the original interest rate.

Accrued interest at March 31, 2023 and December 31, 2022 on these notes totalled $125,414 and $122,414, respectively.

During the year ended December 31, 2022, the Company entered into 5 promissory note agreements in the aggregate amount of $250,000, of which $175,000 with the related parties. The notes have a 1-year term, bear interest of 7% and 9% if paid in cash. The outstanding principal balance was $250,000 as of March 31, 2022. Accrued interest at March 31, 2023 and December 31, 2022 on these notes totalled $12,138 and $7,513, respectively.

During the three months ended March 31, 2023, $7,008 in principal and $60,976 in interest were forgiven by creditors.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note has a 1 year term, bear interest of 9%, and has a conversion price equal to the lesser of (1) the most recent issuance price; or, (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of March 31, 2022. Accrued interest as of March 31, 2023 was $194.

In February and March 2023, the Company entered into Note Purchase Agreements with four investors not affiliated with the Company (the “Purchasers”) pursuant to which the Purchasers purchased from the Company convertible notes (the “Convertible Notes”) with an aggregate principal amount of $1,500,000, of which $400,000 was recorded as a receivable as of March 31, 2023, and received subsequently in April 2023. The outstanding principal and accrued interest balances at March 31, 2023 were $1,500,000 and $1,635, respectively.

The Convertible Notes provide for a maturity of 12-months; 7.5% interest per annum; and, no right to prepay during the first 6-months after the date of issuance (the “Issuance Date”). The Convertible Notes are convertible into shares of common stock of the Company (the “Conversion Shares”) as follows:

(a) The Convertible Notes automatically convert into Conversion Shares upon the shares of the Company’s common stock being listed on a higher exchange due to the (i) pricing and funding of an S-1 registration statement; or, (ii) the closing of a transaction resulting in the uplist (either, a “Triggering Transaction”). The conversion price for the Conversion Shares in an automatic conversion shall be equal to:

(1) 75% of the price under the Triggering Transaction if within 120-days of the Issuance Date;

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(2) 70% of the price under the Triggering Transaction if within 121 to 150-days of the Issuance Date;

(3) 65% of the price under the Triggering Transaction if more than 150-days of the Issuance Date.

(b) The Purchasers have the right to convert into Conversion Shares, in whole or in part, at any time after 180-days following the Issuance Date. The conversion price for the Conversion Shares in a voluntary conversion shall be equal to 65% of the volume weighted average price for the Company’s common stock during the 20-consecutive trading days preceding the conversion.

Scheduled maturities of debt remaining as of March 31, 2023 for each respective fiscal year end are as follows:

2023	$350,000
2024	1,525,000
Total	$1,875,000

The following table reconciles, for the three months ended March 31, 2023 and 2022, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	Three months ended
	March 31, 2023		March 31, 2022
Balance of embedded derivative at the beginning of the period	$		$211,345
Change in fair value of conversion features			(211,345)
Balance of embedded derivatives at the end of the period		$-	$-

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018 the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of March 31, 2023.

2023	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 6 - Capital Stock

On October 20, 2022 the Company , following receipt of written approval from stockholders acting without a meeting and holding at least the minimum number of votes that would be necessary to authorize or take such action at a meeting, filed an amendment to its Certificate of Incorporation to (i) change the name of the Company to “AMERICAN BATTERY MATERIALS, INC.” (the “Name Change”); and, (ii) increase the total number of authorized shares of the Company’s common stock, par value $0.001 per share, from 600,000,000 to 4,500,000,000 (the “Authorized Share Increase”). The Authorized Share Increase was effective as of October 20, 2022. The Name Change was processed by FINRA and was effective as of May, 1, 2023, at which time the Company’s trading symbol was changed to BLTH

On October 20, 2022, in addition to the Name Change and the Authorized Share Increase, the holder of 63.86% of the issued and outstanding shares of stock of the Company entitled to vote took action by written consent and without a meeting, pursuant to Delaware General Corporate Law Section 228, and adopted and approved the following actions:

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

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. March 31, 2023 and December 31, 2022, there are 10,000,000 shares of preferred stock authorized, and 50,000 shares issued and outstanding.

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

Common Stock

The Company has authorized 4,500,000,000 shares of common stock, with 3,297,989,498 and 3,245,556,528 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023, the Company issued 49,736,843 shares of common stock upon warrant exercises for an aggregate exercise price of $189,000, and 2,696,127 shares of common stock upon cashless warrant exercise.

During the three months ended March 31, 2022, the Company issued 49,789,365 shares of its common stock for conversion of $189,200 of convertible notes and accrued interest.

AMERICAN BATTERY MATERIALS, INC.

(Formerly BoxScore Brands, Inc.)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 7 - Stock Options and Warrants

Warrants

As of March 31, 2023 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2018 Warrants – financing	3,906,191	$0.07	April - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants –financing	10,500,000	$0.07	March - October 2024
2019 Warrants for services	3,500,000	$0.07	March - April 2024
2020 Warrants for services	750,000	$0.05	February 2025
2022 Exchange warrants	71,169,473	$0.0038	September 2025
Total	92,075,664

A summary of all warrant activity for the three months ended March 31, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2022	96,661,378	$0.02	2.32
Granted	-	-	-
Exercised	(2,800,000)	0.07	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(1,785,714)	0.07	-
Balance outstanding as of March 31, 2023	92,075,664	$0.01	2.18
Exercisable as of March 31, 2023	92,075,664	$0.01	2.18

The intrinsic value of the outstanding warrants as of March 31, 2023 was $0, as the exercise prices exceeded the common stock’s fair market value per share on that date.

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

Note 9 - Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2023 through the date of the issuance of these financial statements and noted the following:

On April 8, 2023, the Company issued 3,203,661 shares of its common stock for a cashless warrant exercise.

On April 25, 2023, the Company formed Mountain Sage Minerals LLC, a Utah limited liability company, of which it is the 100% owner.

On April 30, 2023, the Company issued 717,011 shares of its common stock for a cashless warrant exercise.

The Company’s name change from BoxScore Brands, Inc. to American Battery Materials, Inc. was processed by FINRA and was effective as of May, 1, 2023, at which time the Company’s trading symbol was changed to BLTH.

On May 5, 2023, the Company closed a transaction with an accredited investor under which the Company issued a convertible promissory note in the original amount of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements.” Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 21, 2022, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

●	Our limited operating history with our business model;

●	The limited financing currently available to us. We may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital;

●	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow;

●	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock;

●	Our limited cash resources may not be sufficient to fund continuing losses from operations;

●	The failure of our products and services to achieve market acceptance; and

●	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.

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

Overview

American Battery Materials, Inc. (formerly BoxScore Brands, Inc.) (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. The Company formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations, and focusing on implementing a new operational direction.

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

On October 20, 2022 the Company, following receipt of written approval from stockholders acting without a meeting and holding at least the minimum number of votes that would be necessary to authorize or take such action at a meeting, filed an amendment to its Certificate of Incorporation to (i) change the name of the Company to “AMERICAN BATTERY MATERIALS, INC.” (the “Name Change”); and, (ii) increase the total number of authorized shares of the Company’s common stock, par value $0.001 per share, from 600,000,000 to 4,500,000,000 (the “Authorized Share Increase”). The Name Change was processed by FINRA and was effective on May 1, 2023, at which time the Company’s trading symbol was also changed to BLTH. The Authorized Share Increase was effective as of October 20, 2022.

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

Results of Operations

Three months ended March 31, 2023 Compared to Three months ended March 31, 2022

Revenue

For the three months ended March 31, 2023 and 2022, the Company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2023 were $446,476, an increase of $320,404 or 254%, compared to $126,072 for the three months ended March 31, 2022. The increase in operating expenses was mainly due to an increase in professional fees. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Change in Fair Value of Derivative Liabilities

During the three months ended March 31, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $211,345. The underlying convertible notes were converted during the fourth quarter of 2022, resulting in no derivative liabilities during the three months ended March 31, 2023.

Gain on settlement of liabilities

During the three months ended March 31, 2023, the Company recorded a gain on settlement of liabilities of $67,984, consisting of $7,008 in principal and $60,976 in interest forgiven by creditors. No such transactions were noted during the three months ended March 31, 2022.

Interest Expense

Interest expense for the three months ended March 31, 2023, was $10,154, as compared to $189,047 during the three months ended March 31, 2022 due to the aforementioned conversion of convertible notes payable during the fourth quarter of 2022.

Net Loss

As a result of the foregoing, the net loss for the three months ended March 31, 2023, was $388,646 as compared to the net loss of $103,774 during the three months ended March 31, 2022.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $388,646 during the three months ended March 31, 2023, has accumulated losses totaling $18,243,483, and has a working capital deficit of $1,600,058 as of March 31, 2023. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the three months ended March 31, 2023, the Company used $317,613 of cash in operating activities as a result of the Company’s net loss of $388,646, increased by gain on debt settlement of $67,984 and offset by net changes in operating assets and liabilities of $139,017.

During the three months ended March 31, 2022, the Company used $123,150 of cash in operating activities as a result of the Company’s net loss of $103,774, increased by gain on change in fair market value of derivative liability of $211,345, and offset by share-based compensation of $525 and net changes in operating assets and liabilities of $191,444.

Cash Flows from Investing Activities

During the three months ended March 31, 2023 and 2022, the Company had no investing activities.

Cash flows from Financing Activities

During the three months ended March 31, 2023, financing activities provided $1,314,000, resulting from $1,125,000 in proceeds from convertible notes, and $189,000 in proceeds from the exercise of warrants.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of March 31, 2023 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David Graber, who serves as our Co-Chief Executive Officer and Chairman of the Board, and Sebastian Lux, who serves as our Co-Chief Executive Officer, Chief Financial Officer, and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of March 31, 2023 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, Senior Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Senior Management, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, Senior Management concluded that, as of March 31, 2023 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Senior Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; (iii) seek to add a full-time Chief Financial Officer to replace Mr. Lux when the Company has adequate financial resources; and, (iv) is currently considering appointing audit committee members in the future.

Senior Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Securities and Exchange Commission on April 21, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide any additional information required by this Item.

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

●	On January 5, 2023, in consideration of the payment of $14,000, the Company issued 3,684,211 shares of its Common Stock upon the exercise of a Warrant.

●	On January 31, 2023, in consideration of the payment of $70,000, the Company issued 18,421,053 shares of its Common Stock upon the exercise of a Warrant.

●	On January 31, 2023, in consideration of the payment of $70,000, the Company issued 18,421,053 shares of its Common Stock upon the exercise of a Warrant.

●	On February 28, 2023, the Company closed a transaction with an accredited investor (who is a related party) under which the Company issued a convertible promissory note in the original amount of $25,000.

●	On February 28, 2023, the Company issued 2,696,127 shares of its Common Stock upon the cashless exercise of a Warrant.

●	On March 24 and 28, 2023, the Company closed transactions with four investors under which the Company issued convertible promissory notes with an aggregate principal amount of $1,500,000.

●	On March 27, 2023, in consideration of the payment of $35,000, the Company issued 9,210,526 shares of its Common Stock upon the exercise of a Warrant.

●	On April 8, 2023, the Company issued 3,203,661 shares of its Common Stock upon the cashless exercise of a Warrant.

●	On April 30, 2023, the Company issued 717,011 shares of its common stock for a cashless warrant exercise.

●	On May 5, 2023, the Company closed a transaction with an accredited investor under which the Company issued a convertible promissory note in the original amount of $50,000. The Company received net proceeds of $50,000.

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

May 15, 2023	AMERICAN BATTERY MATERIALS, INC.

	By:	/s/ Sebastian Lux
Sebastian Lux,
Co-Chief Executive Officer, President, and
Chief Financial Officer