Form 10-Q
period 2023-06-30
AMERICAN BATTERY MATERIALS, INC.
filed 2023-08-11
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

________________________________

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 3,363,710,238 as of August 11, 2023.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

AMERICAN BATTERY MATERIALS, INC.

FORM 10-Q

 For the Six Months Ended June 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$209,151	$42,582
Prepaid expenses and other assets	121,171	62,717
Total current assets	330,322	105,299
Noncurrent assets
Mineral claims	206,000	100,000
Total assets	$536,322	$205,299

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$312,886	$438,667
Accrued expenses	343,277	482,881
Accrued interest	176,442	190,901
Promissory notes payable	175,000	182,008
Promissory notes payable – related party	175,000	175,000
Convertible notes payable	1,550,000	-
Convertible notes payable – related party	25,000	-
Current capital lease obligation	36,254	36,254
Total current liabilities	2,793,859	1,505,711
Total Liabilities	2,793,859	1,505,711

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 50,000 shares issued and outstanding	5	5
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 3,356,826,839 and 3,245,556,528 shares issued and outstanding, respectively	3,356,825	3,245,555
Additional paid in capital	13,760,245	13,308,865
Accumulated deficit	(19,374,612)	(17,854,837)
Total stockholders’ deficit	(2,257,537)	(1,300,412)
Total liabilities and stockholders’ deficit	$536,322	$205,299

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Operating Expenses
General and administrative	$1,094,066	364,188	$1,540,542	$490,260
Total operating expenses	1,094,066	364,188	1,540,542	490,260

Operating loss	(1,094,066)	(364,188)	(1,540,542)	(490,260)

Other Income (Expenses)
Gain on change in fair value of derivative liabilities	-	-	-	211,345
Gain on settlement of liabilities	-	-	67,984	-
Interest expense	(37,063)	(173,758)	(47,217)	(362,805)
Total other income (expenses)	(37,063)	(173,758)	20,767	(151,460)

Loss before income taxes	(1,131,129)	(537,946)	(1,519,775)	(641,720)

Provision for income taxes	-	-	-	-

Net Loss	$(1,131,129)	$(537,946)	$(1,519,775)	$(641,720)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	3,326,966,329	385,568,143	3,300,891,092	380,216,446

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	-	335,778,778	$335,778	$6,989,540	$(16,367,989)	$(9,042,671)
Shares issued for note conversion	-	-	49,789,365	49,789	139,411	-	189,200
Fair value of warrants	-	-	-	-	525	-	525
Net loss	-	-	-	-	-	(641,720)	(641,720)
Balance as of June 30, 2022	-	-	385,568,143	$385,567	$7,129,476	$(17,009,709)	$(9,494,666)

Balance as of December 31, 2022	50,000	5	3,245,556,528	$3,245,555	$13,308,865	$(17,854,837)	$(1,300,412)
Shares issued for services	-	-	54,916,669	54,917	318,733	-	373,650
Shares issued for warrant exercise	-	-	56,353,642	56,353	132,647	-	189,000
Net loss	-	-	-	-	-	(1,519,775)	(1,519,775)
Balance as of June 30, 2023	50,000	5	3,356,826,839	$3,356,825	$13,760,245	$(19,374,612)	$(2,257,537)

Balance as of March 31, 2022	-	-	385,568,143	$385,567	$7,129,476	$(16,471,763)	$(8,956,720)
Net loss	-	-	-	-	-	(537,946)	(537,946)
Balance as of June 30, 2022	-	-	385,568,143	$385,567	$7,129,476	$(17,009,709)	$(9,494,666)

Balance as of March 31, 2023	50,000	5	3,297,989,498	$3,297,987	$13,445,433	$(18,243,483)	$(1,500,058)
Shares issued for services	-	-	54,916,669	54,917	318,733	-	373,650
Shares issued for warrant exercise	-	-	3,920,672	3,921	(3,921)	-	-
Net loss	-	-	-	-	-	(1,131,129)	(1,131,129)
Balance as of June 30, 2023	50,000	5	3,356,826,839	$3,356,825	$13,760,245	$(19,374,612)	$(2,257,537)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,519,775)	$(641,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	373,650	525
Gain on settlement of liabilities	(67,984)	-
Gain on change in fair value of debt and warrant liabilities	-	(211,345)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(58,454)	(127,743)
Accounts payable and accrued expenses	(265,385)	121,335
Accrued interest	46,517	348,075
Net cash used in operating activities	(1,491,431)	(510,873)

Cash Flows from Investing Activities:
Acquisition of mineral claims	(106,000)	-
Net cash used in investing activities	(106,000)	-

Cash Flows from Financing Activities
Proceeds from convertible notes	1,575,000	590,000
Proceeds from warrant exercises	189,000	-
Repayment of convertible notes	-	(75,000)
Net cash provided by financing activities	1,764,000	515,000

Net increase in cash	166,569	4,127

Cash, beginning of period	42,582	8,291

Cash, end of period	$209,151	$12,418

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$-	$15,000
Convertible notes converted to common stock	$-	$48,804
Accrued interest on convertible notes converted to common stock	$-	$140,396

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

On April 25, 2023, the Company formed Mountain Sage Minerals LLC, a Utah limited liability company, of which it is the 100% owner. The Company will look to expand its holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities through this new LLC.

On May 1, 2023, FINRA completed the processing of our application for a name change, and our name was officially changed to American Battery Materials, Inc. At the same time, the Company’s trading symbol was changed to BLTH. These changes better reflect the business of the Company.

On June 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seaport Global Acquisition II Corp., a Delaware corporation (“SGII”), and Lithium Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SGII (“Merger Sub”). SGII is a blank check company, also referred to as a special purpose acquisition company, formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. SGII is an early stage and emerging growth company. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger. As a result of the transactions under the Merger Agreement, ABM will become a wholly-owned subsidiary of SGII. The stockholders of ABM will become stockholders of SGII under an exchange ratio in the Merger Agreement. The closing of the transactions under the Merger Agreement is expected to be consummated in 2023, after the required approval by the stockholders of SGII and the fulfillment of certain other conditions. The Merger Agreement was amended on July 14, 2023 (see Note 8- Subsequent Events).

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

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements are condensed and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2022 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 21, 2023.

The accompanying consolidated financial statements include the accounts of American Battery Materials, Inc. and the operations of its wholly-owned subsidiaries U-Vend America, Inc., U-Vend Canada, Inc., U-Vend USA LLC, and Mountain Sage Minerals LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending June 30, 2023 the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021 for $100,000. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,260 acres, comprised of (i) the 102 original claims held; and, (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the six months ended June 30, 2023 or 2022.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

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

As of June 30, 2023 and December 31, 2022, there were approximately 91 million and 96 million shares potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the six months ended June 30, 2023 and 2022 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

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

The Company recognized $0 revenue during the six months ended June 30, 2023 and 2022.

COVID-19

Various governmental measures to slow and control the spread of COVID-19 have led to a shift in supply chain constraints and the disruption of economic activities worldwide. Our future operating performance may be subject to further volatility due to the significant uncertainty with respect to the duration and overall impact of the COVID-19 pandemic. The impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows are dependent on certain factors, including, without limitation: (i) the extent to which resurgences in COVID-19 infections or new strains of the virus result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions that may disrupt our operations; (ii) the continued momentum of the global economy’s recovery from the pandemic and the degree of pressure that a weakened macroeconomic environment would put on the global demand for our products; and, (iii) the effectiveness of vaccines and vaccination efforts.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $1,519,775 during the six months ended June 30, 2023, has accumulated losses totaling $19,374,612, and has a working capital deficit of $2,463,537 as of June 30, 2023. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

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

Note 4 - Debt

Promissory Notes Payable

In 2014 and 2016, the Company issued two promissory notes in the total principal amount of $70,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default, due on December 31, 2019. At June 30, 2023 and December 31, 2022, the note was in default, and the balance outstanding was $70,000.

During the year ended December 31, 2016, the Company issued two unsecured promissory notes and borrowed an aggregate amount of $80,000. The promissory notes bear interest at 10% per annum, with a provision for an increase in the interest rate upon an event of default as defined therein and were due at various due dates in May and September 2017. The due dates of both notes were extended to December 31, 2019. During the year ended December 31, 2022, total principal and accrued interest in the amount of $50,000 of principal and $27,972 of interest were converted into a $95,088 convertible note resulting in carrying value of $30,000 as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, the above promissory notes were in default with an interest rate increased by 2% over the original interest rate.

Accrued interest at June 30, 2023 and December 31, 2022 on these notes totaled $128,414 and $122,414, respectively.

During the year ended December 31, 2022, the Company entered into 5 promissory note agreements in the aggregate amount of $250,000, of which $175,000 with the related parties. The notes have a 1-year term, bear interest of 7% and 9% if paid in cash. The outstanding principal balance was $250,000 as of June 30, 2023. Accrued interest at June 30, 2023 and December 31, 2022 on these notes totaled $16,763 and $7,513, respectively.

During the six months ended June 30, 2023, $7,008 in principal and $60,976 in interest were forgiven by noteholders.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note has a 1 year term, bears interest of 9%, and has a conversion price equal to the lesser of (1) the most recent issuance price; or, (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of June 30, 2023. Accrued interest as of June 30, 2023 was $756.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

During the six months ended June 30, 2023, the Company entered into Note Purchase Agreements with five investors not affiliated with the Company (the “Purchasers”) pursuant to which the Purchasers purchased from the Company convertible notes (the “Convertible Notes”) with an aggregate principal amount of $1,550,000. The outstanding principal and accrued interest balances at June 30, 2023 were $1,550,000 and $30,510, respectively.

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

Scheduled maturities of debt remaining as of June 30, 2023 for each respective fiscal year end are as follows:

2023	$350,000
2024	1,575,000
Total	$1,925,000

The following table reconciles, for the six months ended June 30, 2023 and 2022, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	Six months ended
	June 30, 2023		June 30, 2022
Balance of embedded derivative at the beginning of the period	$		$211,345
Change in fair value of conversion features			(211,345)
Balance of embedded derivatives at the end of the period		$-	$-

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018 the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of June 30, 2023.

2023	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of June 30, 2023 and December 31, 2022, there were 10,000,000 shares of preferred stock authorized, and 50,000 shares issued and outstanding.

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

Common Stock

The Company has authorized 4,500,000,000 shares of common stock, with 3,356,826,839 and 3,245,556,528 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023, the Company issued 54,916,669 shares of common stock for services valued at $373,650; 49,736,843 shares of common stock upon warrant exercises for an aggregate exercise price of $189,000; and, 6,616,799 shares of common stock upon cashless warrant exercise.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

During the six months ended June 30, 2022, the Company issued 49,789,365 shares of its common stock, in conversion of $189,200 of convertible notes and accrued interest.

Note 7 - Stock Options and Warrants

Warrants

As of June 30, 2023 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2018 Warrants – financing	2,950,000	$0.07	August - November 2023
2018 Warrants for services	2,250,000	$0.07	October - December 2023
2019 Warrants –financing	10,500,000	$0.07	March - October 2024
2019 Warrants for services	1,250,000	$0.07	March - April 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
2022 Exchange warrants	71,169,473	$0.0038	September 2025
Total	91,119,473

A summary of all warrant activity for the six months ended June 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2022	96,661,378	$0.02	2.32
Granted	-	-	-
Exercised	(3,113,334)	0.07	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(2,428,571)	0.07	-
Balance outstanding as of June 30, 2023	91,119,473	$0.01	1.97
Exercisable as of June 30, 2023	91,119,473	$0.01	1.97

The intrinsic value of the outstanding warrants as of June 30, 2023 was $0, as the exercise prices exceeded the common stock’s fair market value per share on that date.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 5,000,000 shares. On November 16, 2017, the Board of Directors approved an increase of 10,000,000 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 15,000,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. There are currently no awards issued and outstanding under the Plan.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 9 - Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2023 through the date of the issuance of these financial statements and noted the following:

On July 14, 2023, the Company, SGII, and Merger Sub (collectively, the “Parties”) entered into Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”). Pursuant to the Amendment, the Parties agreed to (i) reduce the value of the shares of SGII common stock to be paid as consideration to ABM’s stockholders from $160 million to $120 million; (ii) extend the Merger Agreement’s termination date from August 19, 2023 to February 19, 2024; and, (iii) amend the Merger Agreement to obligate the Company to fund one-half of the additional payment into trust (i.e., $0.015 per share by the Company) that SGII intends to make in connection with an extension to the date by which SGII must complete a business combination. If the Company fails to make any such contribution that is subsequently funded by SGII (each, a “Contribution Shortfall”), then the Company shall issue to SGII’s sponsor a number of shares with value equal to two times the amount of all Contribution Shortfalls either (a) if the transactions under the Merger Agreement close, of the post-business combination company; or, (b) if the transactions under the Merger Agreement do not close, of the Company.

On August 4, 2023, the Company filed an Amendment to the Certificate of Incorporation (the “Amendment”) in order to effect a reverse stock split in the ratio of 1-for-300 (the “Reverse Split”). The Company and its shareholders holding a majority of the issued and outstanding shares of stock of the Company entitled to vote previously approved a reverse stock split for not less than 1-for-10 and not more than 1-for-1,000, at any time prior to October 20, 2023, with the Company’s Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range. On August 1, 2023, the Company’s unanimously approved the Reverse Split and authorized the filing of the Amendment. Although the Amendment has been filed, the Reverse Split will not be effective and will not be reflected (i) in the stock price of the Company; or, (ii) in the Company’s financials until the Revere Split is processed by FINRA. The Company has submitted an application to FINRA for a corporate action in order to implement and effect the Reverse Split.

On August 7, 2023, the Company issued 6,883,399 shares of its Common Stock upon the cashless exercise of a Warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements.” Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 21, 2023, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

●	Our limited operating history with our business model;

●	The limited financing currently available to us. We may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital;

●	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow;

●	Our ability to effect a financing transaction to fund our operations which could adversely affect the value of our stock;

●	Our limited cash resources may not be sufficient to fund continuing losses from operations;

●	The failure of our products and services to achieve market acceptance;

●	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources; and

●	The failure to close the proposed Merger Agreement with SGII, as described below, or the failure to successfully integrate our business with SGII upon a closing of the proposed Merger Agreement.

Objective

The objective of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide users of our financial statements with the following:

●	A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

●	Useful context to the financial statements; and

●	Information that allows assessment of the likelihood that past performance is indicative of future performance.

This MD&A is a supplement to, and should be read together with, our financial statements, including notes, referenced elsewhere in this Quarterly Report, and is provided to enhance your understanding of our operations and financial condition. Due to rounding, some parts of this discussion may not sum or calculate precisely to the totals and percentages provided in the tables.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and footnotes that appear elsewhere in this Quarterly Report.

Overview and Outlook

American Battery Materials, Inc. (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. The Company formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the COVID-19 pandemic, the Company spent a portion of 2020 restructuring and retiring certain corporate debt and obligations, and focusing on implementing a new operational direction.

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

On April 25, 2023, the Company formed Mountain Sage Minerals LLC, a Utah limited liability company, of which it is the 100% owner. The Company will look to expand its holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities through this new LLC.

On June 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seaport Global Acquisition II Corp., a Delaware corporation (“SGII”), and Lithium Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SGII (“Merger Sub”). SGII is a blank check company, also referred to as a special purpose acquisition company, formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. SGII is an early stage and emerging growth company. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger. As a result of the transactions under the Merger Agreement, ABM will become a wholly-owned subsidiary of SGII. The stockholders of ABM will become stockholders of SGII under an exchange ratio in the Merger Agreement. The closing of the transactions under the Merger Agreement is expected to be consummated in 2023, after the required approval by the stockholders of SGII and the fulfillment of certain other conditions. The Merger Agreement was amended on July 14, 2023 (the “Amendment”). Pursuant to the Amendment, the parties agreed to (i) reduce the value of the shares of SGII common stock to be paid as consideration to ABM’s stockholders from $160 million to $120 million; (ii) extend the Merger Agreement’s termination date from August 19, 2023 to February 19, 2024; and, (iii) amend the Merger Agreement to obligate the Company to fund one-half of the additional payment into trust (i.e., $0.015 per share by the Company) that SGII intends to make in connection with an extension to the date by which SGII must complete a business combination. If the Company fails to make any such contribution that is subsequently funded by SGII (each, a “Contribution Shortfall”), then the Company shall issue to SGII’s sponsor a number of shares with value equal to two times the amount of all Contribution Shortfalls either (a) if the transactions under the Merger Agreement close, of the post-business combination company; or, (b) if the transactions under the Merger Agreement do not close, of the Company.

The Company has been moving forward with its strategy of employing advanced brine extractive technology methodologies and has been in talks with numerous extraction providers. Selective mineral extraction is clearly the most cost-effective and ESG friendly approach currently available. Technologies are being utilized that can extract the desired minerals and metals from the brine and then re-inject the brines back down into the aquafer. The prospective partners have been provided the analytical results from the technical reports, but will soon provide current results, analytical, Geotech modeling, aquifer modeling, recharge, flows, and depth. We will need funding to support continuing operations and support our growth strategy, and we will need to finance operations by offering any combination of equity offerings, debt financing, collaborations, strategic alliances, or other licensing arrangements. There is no assurance we will be able to raise sufficient capital to finance our operations. There is also a risk that the proposed Merger Agreement with SGII, as described below, will not close, or that we will fail to successfully integrate our business with SGII upon a closing of the proposed Merger Agreement.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue

For the three months ended June 30, 2023 and 2022, the Company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2023 were $1,094,066, an increase of $729,878 or 200%, compared to $364,188 for the three months ended June 30, 2022. The increase in operating expenses was mainly due to an increase in professional fees and stock compensation expenses. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Interest Expense

Interest expense for the three months ended June 30, 2023, was $37,063, as compared to $173,758 during the three months ended June 30, 2022 due to the conversion of convertible notes payable during the fourth quarter of 2022.

Net Loss

As a result of the foregoing, the net loss for the three months ended June 30, 2023 was $1,131,129 as compared to the net loss of $537,946 during the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

For the six months ended June 30, 2023 and 2022, the Company had no revenue.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2023 were $1,540,542, an increase of $1,050,282 or 214%, compared to $490,260 for the six months ended June 30, 2022. The increase in operating expenses was mainly due to an increase in professional fees and stock compensation expenses. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Change in Fair Value of Derivative Liabilities

During the six months ended June 30, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $211,345. The underlying convertible notes were converted during the fourth quarter of 2022, resulting in no derivative liabilities during the six months ended June 30, 2023.

Gain on Settlement of Liabilities

During the six months ended June 30, 2023, the Company recorded a gain on settlement of liabilities of $67,984, consisting of $7,008 in principal and $60,976 in interest forgiven by noteholders. No such transactions were noted during the six months ended June 30, 2022.

Interest Expense

Interest expense for the six months ended June 30, 2023 was $47,217, as compared to $362,805 during the six months ended June 30, 2022 due to the conversion of convertible notes payable during the fourth quarter of 2022.

Net Loss

As a result of the foregoing, the net loss for the six months ended June 30, 2023, was $1,519,775 as compared to the net loss of $641,720 during the six months ended June 30, 2022.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $1,519,775 during the six months ended June 30, 2023, has accumulated losses totaling $19,374,612, and has a working capital deficit of $2,463,537 as of June 30, 2023. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since we acquired our first mining claims in November 2021, we have faced an increasingly challenging liquidity situation that has limited our ability to execute on our operating plan. The Company will need to raise additional financing in order to fund its operations for the next 12 months, and to allow the Company to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, the Company will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Unless we can attract additional investment, our operating as a going concern is in doubt.

If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Cash Flows from Operating Activities

During the six months ended June 30, 2023, the Company used $1,491,431 of cash in operating activities as a result of the Company’s net loss of $1,519,775, increased by gain on debt settlement of $67,984 and net changes in operating assets and liabilities of $277,322, and offset by share-based compensation of $373,650.

During the six months ended June 30, 2022, the Company used $510,873 of cash in operating activities as a result of the Company’s net loss of $641,720, increased by change in fair market value of derivative liability of $211,345, and offset by share-based compensation of $525, and net changes in operating assets and liabilities of $341,667.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, the Company expended $106,000 for staking activities related to new federal mining claims located in the Lisbon Valley of Utah.

During the six months ended June 30, 2022, the Company had no investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, financing activities provided $1,764,000, resulting from $1,575,000 in proceeds from convertible notes, and $189,000 in proceeds from the exercise of warrants.

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

Inflation

Management continues to evaluate the impact of the existence of inflationary trends on the U.S. economy and the recent increase in interest rates. Although the Company’s operations are influenced by general economic conditions, it does not believe that inflation or rising interest rates had a material effect on its results of operations during the last two years. While it is reasonably possible that such uncertainties, and governmental and societal actions to manage them, could have a negative effect on the Company’s financial position in the future, the specific impact is currently not readily determinable.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of June 30, 2023 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration, or magnitude, or the extent to which they may negatively impact our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David Graber, who serves as our Co-Chief Executive Officer and Chairman of the Board, and Sebastian Lux, who serves as our Co-Chief Executive Officer, Chief Financial Officer, and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of June 30, 2023 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. Notwithstanding the identified material weaknesses, Senior Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

●	On April 8, 2023, the Company issued 3,203,661 shares of its Common Stock upon the cashless exercise of a Warrant.

●	On April 30, 2023, the Company issued 717,011 shares of its common stock for a cashless warrant exercise.

●	On May 5, 2023, the Company closed a transaction with an accredited investor under which the Company issued a convertible promissory note in the original amount of $50,000. The Company received net proceeds of $50,000.

●	On May 16, the Company issued 250,000 shares of its common stock as compensation for services rendered by an independent consultant.

●	On May 16, 2023, the Company issued 30,000,000 shares of its common stock as compensation for services rendered by an independent consultant.

●	On May 22, 2023, the Company issued 3,000,000 shares of its common stock under a resignation and release agreement with a departing director.

●	On May 22, 2023, the Company issued 2,000,000 shares of its common stock under a resignation and release agreement with a departing director.

●	On May 22, 2023, the Company issued a total of 11,666,669 shares of its common stock to its seven (7) directors (1,666,667 shares to each director) as compensation for services pursuant to a director stock grant executed by the Company with each director.

●	On May 22, 2023, the Company issued 5,000,000 shares of its common stock as compensation for services rendered by an independent consultant.

●	On May 22, 2023, the Company issued 2,500,000 shares of its common stock as compensation for services rendered by an independent consultant.

●	On May 22, 2023, the Company issued 500,000 shares of its common stock as compensation for services rendered by an independent consultant.

●	On August 7, 2023, the Company issued 6,883,399 shares of its Common Stock upon the cashless exercise of a Warrant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
21.1*	List of subsidiaries of Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2023	AMERICAN BATTERY MATERIALS, INC.

	By:	/s/ Sebastian Lux
Sebastian Lux,
Co-Chief Executive Officer,
President, and Chief Financial Officer

	By:	/s/ David Graber
David Graber,
Co-Chief Executive Officer

