Form 10-Q
period 2023-09-30
AMERICAN BATTERY MATERIALS, INC.
filed 2023-11-14
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 3,416,427,092 as of November 14, 2023.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

AMERICAN BATTERY MATERIALS, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$338,982	$42,582
Prepaid expenses and other assets	80,568	62,717
Total current assets	419,550	105,299
Noncurrent assets
Mineral claims	206,000	100,000
Total assets	$625,550	$205,299

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$362,427	$438,667
Accrued expenses	560,430	482,881
Accrued interest	215,557	190,901
Promissory notes payable, net of discount	248,939	357,008
Promissory notes payable – related party	175,000	-
Convertible notes payable, net of discount	1,961,185	-
Convertible notes payable – related party	25,000	-
Current capital lease obligation	36,254	36,254
Total current liabilities	3,584,792	1,505,711
Total Liabilities	3,584,792	1,505,711

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 50,000 shares issued and outstanding, respectively	-	5
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 3,406,691,566 and 3,245,556,528 shares issued and outstanding, respectively	3,406,689	3,245,555
Additional paid in capital	13,951,705	13,308,865
Accumulated deficit	(20,317,636)	(17,854,837)
Total stockholders’ deficit	(2,959,242)	(1,300,412)
Total liabilities and stockholders’ deficit	$625,550	$205,299

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Operating Expenses
General and administrative	$624,952	$331,735	$2,165,494	$821,995
Total operating expenses	624,952	331,735	2,165,494	821,995

Operating loss	(624,952)	(331,735)	(2,165,494)	(821,995)

Other Expenses / Income
Gain on change in fair value of derivative liabilities	-	-	-	211,345
Gain on settlement of liabilities	-	-	67,984	-
Fair value of stock issued for note modification	(168,856)	-	(168,856)	-
Extension fees due to SPAC Sponsor	(101,662)	-	(101,662)	-
Interest expense	(47,554)	(175,133)	(94,771)	(537,938)
Total other expenses / income	(318,072)	(175,133)	(297,305)	(326,593)

Loss from operations before income taxes	(943,024)	(506,868)	(2,462,799)	(1,148,588)

Provision for income taxes	-	-	-	-

Net Loss	$(943,024)	$(506,868)	$(2,462,799)	$(1,148,588)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	3,371,357,496	385,568,143	3,324,638,012	382,019,948

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	-	335,778,778	335,778	6,989,540	(16,367,989)	(9,042,671)
Preferred stock issued for cash	50,000	5	-	-	49,995	-	50,000
Shares issued for note conversion	-	-	49,789,365	49,789	139,411	-	189,200
Fair value of warrants	-	-	-	-	11,080	-	11,080
Net loss	-	-	-	-	-	(1,148,588)	(1,148,588)
Balance as of September 30, 2022	50,000	5	385,568,143	385,567	7,190,026	(17,516,577)	(9,940,979)

Balance as of December 31, 2022	50,000	5	3,245,556,528	3,245,555	13,308,865	(17,854,837)	(1,300,412)
Shares issued for services	-	-	54,916,669	54,917	318,733	-	373,650
Shares issued for warrant exercise	-	-	49,736,843	49,736	139,264	-	189,000
Shares issued for cashlesswarrant exercise	-	-	16,799,491	16,799	(16,799)	-	-
Conversion of preferred stock to common stock	(50,000)	(5)	10,000,000	10,000	(9,995)	-	-
Shares issued for note modification	-	-	16,635,226	16,635	152,221	-	168,856
Shares issued with notes	-	-	13,046,809	13,047	59,416	-	72,463
Net loss	-	-	-	-	-	(2,462,799)	(2,462,799)
Balance as of September 30, 2023	-	-	3,406,691,566	3,406,689	13,951,705	(20,317,636)	(2,959,242)

Balance as of June 30, 2022	-	-	385,568,143	385,567	7,129,476	(17,009,709)	(9,494,666)
Preferred stock issued for cash	50,000	5	-	-	49,995	-	50,000
Fair value of warrants	-	-	-	-	10,555	-	10,555
Net loss	-	-	-	-	-	(506,868)	(506,868)
Balance as of September 30, 2022	50,000	5	385,568,143	385,567	7,190,026	(17,516,577)	(9,940,979)

Balance as of June 30, 2023	50,000	5	3,356,826,839	3,356,825	13,760,245	(19,374,612)	(2,257,537)
Shares issued for cashlesswarrant exercise	-	-	10,182,692	10,182	(10,182)	-	-
Conversion of preferred stock to common stock	(50,000)	(5)	10,000,000	10,000	(9,995)	-	-
Shares issued for note modification	-	-	16,635,226	16,635	152,221	-	168,856
Shares issued with notes	-	-	13,046,809	13,047	59,416	-	72,463
Net loss	-	-	-	-	-	(943,024)	(943,024)
Balance as of September 30, 2023	-	-	3,406,691,566	3,406,689	13,951,705	(20,317,636)	(2,959,242)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(2,462,799)	$(1,148,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	446,113	11,080
Gain on settlement of liabilities	(67,984)	-
Gain on change in fair value of debt and warrant liabilities	-	(211,345)
Fair value of stock issued for note modification	168,856	-
Amortization of debt discount	(89,876)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17,851)	(88,099)
Accounts payable and accrued expenses	65,424	241,124
Accrued interest	46,517	475,490
Net cash used in operating activities	(1,911,600)	(720,338)

Cash Flows from Investing Activities:
Acquisition of mineral claims	(106,000)	-
Net cash provided by (used in) investing activities	(106,000)	-

Cash Flows from Financing Activities
Proceeds from convertible notes	2,025,000	590,000
Proceeds from promissory notes	100,000	200,000
Proceeds from issuance of preferred stock	-	50,000
Proceeds from warrant exercises	189,000	-
Repayment of convertible note	-	(75,000)
Net cash provided by financing activities	2,314,000	765,000

Net increase (decrease) in cash	296,400	44,662

Cash, beginning of period	42,582	8,291

Cash, end of period	$338,982	$52,953

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Convertible notes converted to common stock	$-	$48,804
Accounts payable and accrued payable exchanged for convertible note	$-	$140,396
Promissory notes converted to convertible notes	$-	$170,000
Accrued interest on promissory notes converted to convertible notes	$-	$57,372

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements are condensed and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2022 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 21, 2023.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending September 30, 2023 the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021 for $100,000. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,260 acres, comprised of (i) the 102 original claims held; and, (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the nine months ended September 30, 2023 or 2022.

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

As of September 30, 2023 and December 31, 2022, there were approximately 89 million and 96 million shares potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the nine months ended September 30, 2023 and 2022 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all stock-based awards granted to employees, directors, and non-employees to be measured at grant date fair value of the equity instrument issued and recognized as expense. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equivalent to the vesting period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The measurement date for the non-forfeitable awards to nonemployees that vest immediately is the date the award is issued.

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

The Company recognized $0 revenue during the nine months ended September 30, 2023 and 2022.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $2,462,799 during the nine months ended September 30, 2023, has accumulated losses totaling $20,317,636, and has a working capital deficit of $3,165,242 as of September 30, 2023. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 - Debt

Promissory Notes Payable

In 2014 and 2016, the Company issued two promissory notes in the total principal amount of $70,000; a $40,000 Note issued Dec 19, 2014; and, a $30,000 Note issued on March 29, 2016. Each note had a one-year maturity date; was governed by California law; bears interest at 10% per annum; and, requires notice from the holder in order for the respective Note to be in default. The holder of each Note has failed to provide a notice of default under either Note. Further, enforceability of each Note is uncertain as California law has a 6-year statute of limitations (commences on the maturity date) to initiate a collection action on a note. At September 30, 2023 and December 31, 2022, neither of the Notes was in default, and the balance outstanding was $70,000.

During the year ended December 31, 2016, the Company issued two additional unsecured promissory notes and borrowed an aggregate amount of $80,000. $30,000 is represented by a note issued on Sept 23, 2016. This note had a one-year maturity date; was governed by California law; bears interest at 10% per annum; and, requires notice from the holder in order to be in default. The holder of this Note has failed to provide a notice of default. Further, enforceability of this Note is uncertain as California law has a 6-year statute of limitations (commences on the maturity date) to initiate a collection action on a note. At September 30, 2023 and December 31, 2022, this Note was not in default, and the balance outstanding was $30,000. $50,000 is represented by a note issued on Nov 20, 2016. During the year ended December 31, 2022, total principal and accrued interest in the amount of $50,000 of principal and $27,972 of interest were converted into a $95,088 convertible note dated September 23, 2022. The replacement note was converted in shares of our common stock during the quarter ended December 31, 2022. As of September 30, 2023 and December 31, 2022, the original $50,000 note was no longer issued and outstanding.

Accrued interest at September 30, 2023 and December 31, 2022 on these notes totaled $128,414 and $131,414, respectively.

During the year ended December 31, 2022, the Company entered into 5 promissory note agreements in the aggregate amount of $250,000, of which $175,000 with the related parties. The notes have a 1-year term, bear interest of 7% and 9% if paid in cash. During the nine months ended September 30, 2023, due dates of 4 promissory notes were extended for 7 – 9 months, of which 3 notes with related parties for $175,000. A total of 1,010,402 shares of common stock were issued to related party in connection with the agreement of the holder to extend the maturity date of a $100,000 note. The outstanding principal balance was $250,000 as of September 30, 2023. Accrued interest at September 30, 2023 and December 31, 2022 on these notes totaled $21,388 and $7,513, respectively.

During the nine months ended September 30, 2023, the Company entered into short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 8,500,000 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan.

During the nine months ended September 30, 2023, $7,008 in principal and $60,976 in interest were forgiven by noteholders.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note has a 1 year term, bears interest of 9%, and has a conversion price equal to the lesser of (1) the most recent issuance price; or, (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of September 30, 2023. Accrued interest as of September 30, 2023 was $1,319.

During the nine months ended September 30, 2023, the Company entered into Note Purchase Agreements with seven investors not affiliated with the Company (the “Purchasers”) pursuant to which the Purchasers purchased from the Company convertible notes (the “Convertible Notes”) with an aggregate principal amount of $2,000,000. A total of 20,171,633 shares of common stock were issued according to the note agreements or as additional consideration for the issuance of the notes. The outstanding principal and accrued interest balances at September 30, 2023 were $2,000,000 and $61,646, respectively.

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

Scheduled maturities of debt remaining as of September 30, 2023 for each respective fiscal year end are as follows:

2023	$198,939
2024	2,211,185
Total	$2,410,124

The following table reconciles, for the nine months ended September 30, 2023 and 2022, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	Nine months ended
	September 30, 2023		September 30, 2022
Balance of embedded derivative at the beginning of the period	$		$211,345
Change in fair value of conversion features			(211,345)
Balance of embedded derivatives at the end of the period		$-	$-

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018 the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of September 30, 2023.

2023	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

Note 6 - Capital Stock

On October 20, 2022 the Company , following receipt of written approval from stockholders acting without a meeting and holding at least the minimum number of votes that would be necessary to authorize or take such action at a meeting, filed an amendment to its Certificate of Incorporation to (i) change the name of the Company to “AMERICAN BATTERY MATERIALS, INC.” (the “Name Change”); and, (ii) increase the total number of authorized shares of the Company’s common stock, par value $0.001 per share, from 600,000,000 to 4,500,000,000 (the “Authorized Share Increase”). The Authorized Share Increase was effective as of October 20, 2022. The Name Change was processed by FINRA and was effective as of May 1, 2023, at which time the Company’s trading symbol was changed to BLTH

On October 20, 2022, in addition to the Name Change and the Authorized Share Increase, the holder of 63.86% of the issued and outstanding shares of stock of the Company entitled to vote took action by written consent and without a meeting, pursuant to Delaware General Corporate Law Section 228, and adopted and approved the following actions:

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

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of September 30, 2023 and December 31, 2022, there were 10,000,000 shares of preferred stock authorized, and 0 shares issued and outstanding.

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

During the nine months ended September 30, 2023, the Company converted 50,000 shares of its Series A Preferred stock into 10,000,000 shares of its common stock.

Common Stock

The Company has authorized 4,500,000,000 shares of common stock, with 3,406,691,566 and 3,245,556,528 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023, the Company issued 54,916,669 shares of common stock for services valued at $373,650; 49,736,843 shares of common stock upon warrant exercises for an aggregate exercise price of $189,000; 16,799,491  shares of common stock upon cashless warrant exercise; 10,000,000 shares of common stock upon conversion of 50,000 shares of its Series A Preferred stock, 16,635,226 shares of common stock for note modification, and 13,046,809 shares of common stock in relation to issuance of promissory and convertible notes.

During the nine months ended September 30, 2022, the Company issued 49,789,365 shares of its common stock, in conversion of $189,200 of convertible notes and accrued interest.

Note 7 - Stock Options and Warrants

Warrants

As of September 30, 2023 the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2018 Warrants – financing	1,450,000	$0.07	October - November 2023
2018 Warrants for services	2,000,000	$0.07	October - December 2023
2019 Warrants –financing	10,500,000	$0.07	March - October 2024
2019 Warrants for services	1,250,000	$0.07	March - April 2024
2020 Warrants for services	3,000,000	$0.05	February 2025
2022 Exchange warrants	71,169,473	$0.0038	September 2025
Total	89,369,473

A summary of all warrant activity for the nine months ended September 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2022	96,661,378	$0.02	2.32
Granted	-	-	-
Exercised	(3,863,334)	0.07	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	(3,428,571)	0.07	-
Balance outstanding as of September 30, 2023	89,369,473	$0.01	1.76
Exercisable as of September 30, 2023	89,369,473	$0.01	1.76

The intrinsic value of the outstanding warrants as of September 30, 2023 was $0, as the exercise prices exceeded the common stock’s fair market value per share on that date.

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

Note 8 - Commitments and Contingencies

As disclosed and discussed and Note 1, above, the Merger Agreement was amended on July 14, 2023. Pursuant to the Amendment, the parties agreed, among other things, that the Company would fund one-half of the additional payment into trust (i.e., $0.015 per share by the Company) that SGII intends to make in connection with an extension to the date by which SGII must complete a business combination. If the Company fails to make any such contribution that is subsequently funded by SGII (each, a “Contribution Shortfall”), then the Company shall issue to SGII’s sponsor a number of shares with value equal to two times the amount of all Contribution Shortfalls either (a) if the transactions under the Merger Agreement close, of the post-business combination company; or, (b) if the transactions under the Merger Agreement do not close, of the Company. As of September 30, 2023, the Company owed Seaport Global SPAC II, LLC (which is referred to as the “Sponsor” under the Merger Agreement) $101,662 for extension payments.

Note 9 - Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2023 through the date of the issuance of these financial statements and noted the following:

On October 20, 2023, the Company issued 9,210,526 shares of its Common Stock upon the exercise of a Warrant, in exchange for the payment of $35,000.

On October 20, 2023, the Company issued 525,000 shares of its common stock as compensation for services rendered by an independent consultant.

On October 26, 2023, the Company dismissed Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) (“Pinnacle”) as the Company’s independent registered accountant.

On October 26, 2023, the Company engaged and executed an agreement with GreenGrowth CPAs (“GreenGrowth”), as the Company’s new independent registered accountant. This change in the Company's independent registered public accounting firm was approved by the Company's Board of Directors effective October 26, 2023.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue

For the three months ended September 30, 2023 and 2022, the Company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2023 were $624,952, an increase of $293,217 or 36%, compared to $331,735 for the three months ended September 30, 2022. The increase in operating expenses was mainly due to an increase in professional fees, mining maintenance fees and stock compensation expenses. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Fair value of stock issued for note modification

During the three months ended September 30, 2023, the Company recorded a fair value of stock issued for note modification of $168,856. No such transactions were noted during the three months ended September 30, 2022.

Extension fees due to SPAC Sponsor

During the three months ended September 30, 2023, the Company recorded $101,662 of extension fees due to SPAC Sponsor. No such transactions were noted during the three months ended September 30, 2022.

Interest Expense

Interest expense for the three months ended September 30, 2023, was $47,554, as compared to $175,133 during the three months ended September 30, 2022 due to the conversion of convertible notes payable during the fourth quarter of 2022.

Net Loss

As a result of the foregoing, the net loss for the three months ended September 30, 2023 was $943,024 as compared to the net loss of $506,868 during the three months ended September 30, 2022.

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

Revenue

For the nine months ended September 30, 2023 and 2022, the Company had no revenue.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $2,165,494, an increase of $1,343,499 or 163%, compared to $821,995 for the nine months ended September 30, 2022. The increase in operating expenses was mainly due to an increase in professional fees, mining maintenance fees and stock compensation expenses. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $211,345. The underlying convertible notes were converted during the fourth quarter of 2022, resulting in no derivative liabilities during the nine months ended September 30, 2023.

Gain on Settlement of Liabilities

During the nine months ended September 30, 2023, the Company recorded a gain on settlement of liabilities of $67,984, consisting of $7,008 in principal and $60,976 in interest forgiven by noteholders. No such transactions were noted during the nine months ended September 30, 2022.

Fair value of stock issued for note modification

During the nine months ended September 30, 2023, the Company recorded a fair value of stock issued for note modification of $168,856. No such transactions were noted during the nine months ended September 30, 2022.

Extension fees due to SPAC Sponsor

During the nine months ended September 30, 2023, the Company recorded $101,662 of extension fees due to SPAC Sponsor. No such transactions were noted during the nine months ended September 30, 2022.

Interest Expense

Interest expense for the nine months ended September 30, 2023 was $94,771, as compared to $537,938 during the nine months ended September 30, 2022 due to the conversion of convertible notes payable during the fourth quarter of 2022.

Net Loss

As a result of the foregoing, the net loss for the nine months ended September 30, 2023, was $2,462,799 as compared to the net loss of $1,148,558 during the nine months ended September 30, 2022.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $2,462,799 during the nine months ended September 30, 2023, has accumulated losses totaling $20,317,636, and has a working capital deficit of $3,165,242 as of September 30, 2023. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, the Company used $1,911,600 of cash in operating activities as a result of the Company’s net loss of $2,462,799, increased by gain on debt settlement of $67,984 and amortization of debt discount of $89,876, and offset by fair value of options issued for note modification of $168,856, share-based compensation of $446,113, and net changes in operating assets and liabilities of $94,090.

During the nine months ended September 30, 2022, the Company used $720,338 of cash in operating activities as a result of the Company’s net loss of $1,148,588, offset by share-based compensation of $11,080, change in fair market value of derivative liability of $211,345, and net changes in operating assets and liabilities of $628,515.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, the Company expended $106,000 for staking activities related to new federal mining claims located in the Lisbon Valley of Utah.

During the nine months ended September 30, 2022, the Company had no investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, financing activities provided $2,314,000, resulting from $2,025,000 in proceeds from convertible notes, $100,000 in proceeds from promissory notes, and $189,000 in proceeds from the exercise of warrants.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements as of September 30, 2023 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired or as additional information is obtained. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David Graber, who serves as our Co-Chief Executive Officer and Chairman of the Board, and Sebastian Lux, who serves as our Co-Chief Executive Officer, Chief Financial Officer, and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of September 30, 2023 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. Notwithstanding the identified material weaknesses, Senior Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

●	On August 7, 2023, the Company issued 6,883,399 shares of its Common Stock upon the cashless exercise of a Warrant.

●	On August 15, 2023, the Company issued 3,299,293 shares of its Common Stock upon the cashless exercise of a Warrant.

●	On August 23, 2023, the Company issued 10,000,000 shares of its Common Stock upon the mandatory exchange of the 50,000 Series A preferred shares, which Series A shares were then returned to treasury as authorized and unissued shares.

●	On September 11, 2023, the Company issued 1,010,402 shares of its Common Stock to the holder of a note previously issued by the Company in the original principal amount of $100,000. The shares were issued in connection with the agreement of the holder to extend the maturity date of note.

●	On September 22, 2023, the Company issued a total of 15,624,824 shares of its Common Stock to each of the five holders (the “Holders”) of convertible notes previously issued by the Company in the original cumulative principal amount of $1,550,000. The shares were issued in connection with the agreement of each of the Holders to extend the time by which each can voluntarily convert its respective Note into shares of Common Stock.

●	On September 22, 2023, the Company issued a total of 4,546,809 shares of its Common Stock to each of two purchasers of convertible notes issued by the Company in the original cumulative principal amount of $450,000. The shares were issued as additional consideration for the notes.

●	On September 22, 2023, the Company issued 8,500,000 shares of its Common Stock to a lender which provided $100,000 in net proceeds in exchange for a $125,000 short-term note issued by the Company ($25,000 of original issue discount). The shares were issued as additional consideration for the loan.

●	On October 20, 2023, the Company issued 9,210,526 shares of its Common Stock upon the exercise of a Warrant, in exchange for the payment of $35,000.

●	On October 20, 2023, the Company issued 525,000 shares of its common stock as compensation for services rendered by an independent consultant.

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

November 14, 2023	AMERICAN BATTERY MATERIALS, INC.

	By:	/s/ Sebastian Lux
Sebastian Lux,
Co-Chief Executive Officer,
President, and Chief Financial Officer

	By:	/s/ David Graber
David Graber,
Co-Chief Executive Officer