Form 10-K
period 2023-12-31
AMERICAN BATTERY MATERIALS, INC.
filed 2024-04-01
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023: $13,963,544

The number of shares of registrant’s common stock outstanding as of April 1, 2024: 11,375,459.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN BATTERY MATERIALS, INC.

FORM 10-K

December 31, 2023

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report, which include, but are not limited to, the following:

●	doubt regarding our ability to continue as a going concern;

●	the need for additional capital to fund our operations;

●	potential challenges and uncertainties in our new lithium extraction operation, such as unexpected geological formations, technological hurdles, regulatory changes, unforeseen costs, and construction delays;

●	anticipated exploration results, feasibility assessments, regulatory approvals, and property development plans;

●	expected growth in the lithium battery market;

●	intense competition in our market and the lack of sufficient financial and other resources to maintain and enhance our competitive position;

●	our expectations, beliefs, future plans, strategies, and anticipated developments;

●	anticipated government regulations concerning electric and gas-powered vehicles;

●	evaluation of strategic alternatives related to our business;

●	timeframe for addressing internal control weaknesses and improving disclosure controls;

●	our expectation of obtaining or renewing permits;

●	other risks detailed in the “Risk Factors” section.

The risks described above should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report.

ii

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time-to-time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

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

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “BLTH”, the “registrant”, and the “Company” refer to AMERICAN BATTERY MATERIALS, INC., a Delaware corporation, unless otherwise stated. “SEC” and the “Commission” refer to the Securities and Exchange Commission. Reverse split occurred and is reflected (p. F-13)

iii

PART I

Item 1. Business.

Overview of Our Company

We operate as a U.S. based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. We formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the Covid-19 pandemic, we spent a portion of 2020 restructuring and retiring certain corporate debt and obligations, and focusing on implementing a new operational direction.

Through the corporate reorganization and repositioning process, we found a unique opportunity to acquire mining claims that historically reported high levels of lithium and other tech minerals. We hired and affiliated ourselves with industry veterans that bring decades of experience, credibility and relationships.

On November 5, 2021, we acquired the rights to 102 federal mining claims located in the Lisbon Valley of Utah for $100,000 plus the future payment of royalties based on a percentage of the net revenue from the sale of lithium produced from a portion of the mining property. The acquisition was driven by historical mineral data from seven existing wells with brine aquifer access. We have not yet commenced any mining operations, and we are an exploration stage issuer, as defined in SEC Regulation S-K Item 1300 (“Regulation S-K 1300”). An independent third-party technical report indicated that further investment and development in the claims was warranted, although no determination has been made whether we have any reserves of minerals. Similarly, no determination has been made whether mineralization could be economically and legally produced or extracted. We have no mineral reserves as defined by Regulation S-K 1300 and have had no mining revenue to date.

In July 2023, we acquired and staked additional lithium mining claims adjacent to our Lisbon Valley Project in Utah. The new claims have been registered with the Bureau of Land Management (BLM). We now own a total of 743 placer claims over 14,320 acres, comprised of the 102 original claims held and the 641 new claims.

Our Growth Strategy

Our strategic goal is to become a producer of lithium in the United States. We believe that a strategy of employing advanced brine extractive technology methodologies for selective mineral extraction is the most cost-effective and environmentally friendly approach currently available. We believe that this approach is environmentally friendly because we would not deconstruct land structures which leave dirty tailings, but rather we would extract the desired minerals and metals from subsurface brines that re-inject the brines back down into the aquafer to maintain pressure after lithium extraction. We plan, as part of our sustainability goals within our overall environmental, social and governance (“ESG”) strategy, to develop sustainable production operations. Our plan is to develop our projects and strategic equity investments on a measured timeline to provide the potential for both near-term cash flow and long-term value maximization.

We have been executing the necessary steps to determine analytical results from our technical report, which should provide current results, analytical, geotech modeling, aquifer modeling, recharge, flows and depth. We have engaged RESPEC Company LLC as our geotech, engineering and resource management partner to assist in the exploration of the Lisbon Valley brine extraction project. Leveraging its expertise, we will focus on several initiatives, which include the following:

●	advancement of geotech, engineering, geology and fieldwork to complete technical reports on the Lisbon Valley Project;

●	understanding Lisbon Valley brines, on and around owned leases;

●	develop a well plan to re-enter, sample and test the “Superior Well,” that has a historical lithium concentration of 340 ppm (parts per million);

●	enter other prospective plugged and abandoned wells, taking brine samples and performing hydrological testing at each identified high potential zone to evaluate the properties of the clastic formation;

●	as information is advanced, prepare technical reports following the Regulation S-K 1300 Standards of Disclosure for Mineral Projects, initially a Preliminary Economic Assessment (PEA) and longer term, a Preliminary Feasibility Study (PFS);

●	test the collected brines for lithium, but also for previously identified high value elements such as cobalt, manganese, magnesium, and suites of metals in the alkaline earth metals, transition metals, and halogens group; and

●	based on the results of the Superior well, develop area resource estimates.

The Lisbon Valley of Utah also provides many added benefits:

●	historically rich industrial and natural resource extraction area;

●	a developed infrastructure including high voltage electrical, proximity to major roadways and rail spurs; and

●	state and local agency support through the Utah Division of Oil, Gas and Mining (UDOGM) and the Trust Land Administration (SITLA).

We will also look to expand our holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities. We continue to explore and evaluate opportunities to further expand our resource base and production capacity through the possible acquisition of properties and projects in other areas of the United States, as well as in South America, particularly Argentina.

As part of our strategy for growth, our projects and strategic investments will be developed on a measured timeline, and we will evaluate all opportunities to further expand our resource base and production capacity. We understand that our timelines are subject to a variety of risks and variables, including, without limitation, obtaining permits, approvals and funding. We are also focused on the implementation of direct lithium extraction (DLE) technologies, which we believe have the potential to significantly increase the supply of lithium from our brine projects, similar to the impact which shale did for oil.

To achieve our goal of becoming a producer of lithium, we will rely on our competitive strengths and experienced management team to explore and consider all opportunities to generate revenue and increase our projects, properties and assets, as well as all potential funding options. Some opportunities for growth may be in the form of (i) strategic partnerships, (ii) off-take agreements, (iii) diversification of projects and properties, (iv) acquisitions of companies and technologies, and (v) participation in related commercial development activities.

The Lithium Market

Lithium is on the list of the 35 minerals considered critical to the economic and national security of the United States, as first published by the U.S. Department of the Interior on May 18, 2018. In June 2021, the U.S. Department of Energy published a report titled “National Blueprint for Lithium Batteries 2021-2030” (the “NBLB Report”) which was developed by the Federal Consortium for Advanced Batteries (“FCAB”), a collaboration by the U.S. Departments of Energy, Defense, Commerce, and State. According to the Report, one of the main goals of this U.S. government effort is to “secure U.S. access to raw materials for lithium batteries.” In the NBLB Report, Jennifer M. Granholm, the U.S. Secretary of Energy, states: “Lithium-based batteries power our daily lives from consumer electronics to national defense. They enable electrification of the transportation sector and provide stationary grid storage, critical to developing the clean-energy economy.”

The NBLB Report summarizes the U.S. government’s views on the need for lithium and the expected growth of the lithium battery market as follows:

●	“A robust, secure, domestic industrial base for lithium-based batteries requires access to a reliable supply of raw, refined, and processed material inputs…”

●	“The worldwide lithium battery market is expected to grow by a factor of 5 to 10 in the next decade.”

The growth in electric vehicles (“EVs”) will provide the greatest needs for lithium-based batteries. The NBLB Report states: “Bloomberg projects worldwide sales of 56 million passenger electric vehicles in 2040, of which 17% (about 9.6 million EVs) will be in the U.S. market.” Source: NBLB Report (defined above). Original Source: Bloomberg NEF Long-Term Electric Vehicle Outlook 2019.

In a February 2021 report, Canalys, a global technology market analyst firm, states that global sales of EVs in 2020 increased by 39% year on year to 3.1 million units. This compares with a sales decline of 14% of the total passenger car market in 2020. Canalys forecasts that the number of EVs sold will rise to 30 million in 2028 and EVs will represent nearly half of all passenger cars sold globally by 2030.

Bloomberg’s Long-Term Electric Vehicle Outlook 2021 report states: “The outlook for EV adoption is getting much brighter, due to a combination of more policy support, further improvements in battery density and cost, more charging infrastructure being built, and rising commitments from automakers. Passenger EV sales are set to increase sharply in the next few years, rising from 3.1 million in 2020 to 14 million in 2025. Globally, this represents around 16% of passenger vehicle sales in 2025, but some countries achieve much higher shares. In Germany, for example, EVs represent nearly 40% of total sales by 2025, while China — the world’s largest auto market — hits 25%.”

Regarding the lithium battery growth derived from grid storage demands, the NBLB Report states: “In addition to the EV market, grid storage uses of advanced batteries are also anticipated to grow, with Bloomberg projecting total global deployment to reach over 1,095 GW by 2040, growing substantially from 9 GW in 2018;” and “Bloomberg forecasts 3.2 million EV sales in the U.S. for 2028, and over 200 GW of lithium-ion battery-based grid storage deployed globally by 2028. With an average EV battery capacity of 100 kWh, 320 GWh of domestic lithium-ion battery production capacity will be needed just to meet passenger EV demand.

On August 25, 2022, the Washington Post published an article titled “Did California just kill the gas-powered car?” and with the sub-heading “California’s decision to ban the sales of combustion engine cars is the latest victory in the transition to electric vehicles.” A particularly relevant passage from this article reads as follows:

“…the transition from gas-powered, internal combustion engine vehicles to electric vehicles no longer feels niche, or speculative. It feels inevitable. And this week, another profound development: California, which already leads the nation with 18 percent of new cars sold electric, is expected to approve a regulation to ban the sales of new gas-only powered vehicles by 2035. In addition to EVs, only a limited number of plug-in hybrids will be allowed to be sold. This is a big deal: California’s car market is only slightly smaller than those of France, Italy and Britain — and while many countries have promised to phase out sales of gas cars by such-and-such date, few have concrete regulations like California. Sixteen states have traditionally followed California’s lead in setting its own independent fuel standards — they could soon follow.”

Although no assurances can be given, these recent developments, if left unchallenged, may potentially increase demand for lithium in the U.S., as well as globally. Benchmark Mineral Intelligence, a global consulting firm specializing in the battery supply chain market, in a September 6, 2022 report, predicted that:

●	demand for lithium-ion batteries is set to grow six-fold by 2032 as global automakers scale up production of EVs; and

●	to meet the world’s lithium requirements would require 74 new lithium mines with an average size of 45,000 tonnes by 2035.

While these figures are robust relative to historical data, there can be no guarantee that ultimate consumer adoption for EVs and plug-in-hybrid vehicles (PHEV) will drive lithium demand as predicted.

Lithium Brine Deposits and Direct Lithium Extraction

Lithium is mined from three different deposit types: lithium brine deposits, pegmatite lithium deposits (also referred to as “hard rock”), and sedimentary lithium deposits (also referred to as clay deposits). Brine deposits are the most common, accounting for more than half of the world’s known lithium reserves. All our projects are in brine deposits.

As described by the U.S. Geological Survey, lithium brine deposits are accumulations of saline groundwater that are enriched in dissolved lithium. All producing lithium brine deposits share a number of first-order characteristics: (1) arid climate, (2) closed basin containing a playa or salar, (3) tectonically driving subsidence, (4) associated igneous or geothermal activity, (5) suitable lithium source-rocks, and (6) one or more adequate aquifers. South American countries Chile and Argentina are where the majority of the lithium produced from brines originates, as well as Nevada, to a much smaller extent.

It is anticipated that we will use a direct lithium extraction (“DLE”), and reinjection of the processed brine back into the subsurface, rather than using evaporation ponds to recover the lithium and other potential mineral from brines, should the project advance to the production stage. This method has been gaining favor in the lithium industry over the last several years because it does not involve the use of evaporation ponds. DLE uses a much smaller footprint than evaporation ponds and is therefore more acceptable from an environmental standpoint. As yet, we have not done any testing for the possibility of using DLE and will not be able to do any testing until samples of brine are acquired from the target formations.

DLE technologies precipitate lithium out of brine using filters, membranes, ceramic beads, or other equipment, which is often housed in a small warehouse, significantly shrinking the environmental footprint of evaporation ponds used to produce commercial quantities of lithium traditionally. In a DLE operation, brine is pumped to a processing unit where an adsorption, resin or membrane material is used to extract only the lithium from the brine, while spent brine can be reinjected into the basin aquifers. The more rapid production time frame and possible brine reinjection into the aquifer is a key environmental differentiator between the DLE process and traditional lithium process that uses evaporation ponds.

While there may still be challenges around scalability, water consumption, and the possible dilutive effects of brine reinjection, over the past decade many DLE technologies have arisen to separate lithium from brine. DLE has the potential to significantly impact the lithium industry, with implementation on the extraction of lithium brines potentially having a dramatic positive impact on production, capacity, timing, and environmental impact. Similar to the impact shale exploration had on the oil industry, DLE has the potential to significantly increase the supply of lithium from brine projects, nearly doubling lithium production/yield (taking recoveries from 40-60% to 70-90%+) and improving project returns. DLE should also offer lower perceived environmental risk and yield significant environmental benefits when compared to traditional brine ponds, offering sustainability benefits and ESG credentials. It is estimated that approximately 12% of the world’s lithium supply in 2019 was produced using DLE technology. DLE technologies are broadly grouped into three main categories: adsorption, ion exchange and solvent extraction.

●	Adsorption physically absorbs LiCl molecules onto the surface of a sorbent from a lithium loaded solution. The lithium is then stripped from the surface of the sorbent with water.

●	Ion exchange takes lithium ions from the solution and replaces them with a different positively charged cation that is contained in the sorbent material. An acidic (or basic) solution is required to strip the lithium from the material and regenerate the sorbent material.

●	Solvent extraction removes lithium ions from solution by contacting the solution with an immiscible fluid (i.e., oil or kerosene) that contains an extractant that attaches to lithium ions and brings them into the immiscible fluid. The lithium is then stripped from the fluid with water or chemical treatment.

Our identification as an “environmentally friendly” business is evidenced by our commitment to deploy direct lithium extraction rather than the typical extraction techniques of hard-rock mining or underground brine water. Unlike those traditional methods for producing lithium, DLE uses filters, membranes, or resin materials to extract the mineral from brine water, resulting in:

●	usage of less water;

●	recycling of the majority of the brine water used;

●	consumption of less fossil fuels;

●	reduction in the need for additional processing and alternative mining sources; and

●	leaving a smaller environmental footprint.

Traditionally, lithium produced from brine water is stored in evaporation ponds. As the water evaporates, the other elements of the brine such as magnesium or calcium precipitate out, leaving the brine more concentrated to produce lithium carbonate. The evaporation process can take 9-18 months depending on the type of project and weather conditions. With DLE, that process can be shortened to days or even hours. DLE also reduces the amount of land required for the pond evaporation process, while the potential to reinject the remaining brine water after the process further reduces the environmental impact.

Our Market Opportunity

Our Lisbon Valley Project (the “Project”) is located in San Juan County, Utah, approximately 35 miles southeast of the city of Moab, part of an area known as the Paradox Basin. The Project consists of 743 placer mining claims staked on U. S. government land administered by the BLM covering 14,300 acres, part of a semi-contiguous group named the LVL Group. The below map shows the approximate location of our claims:

Standrod
Lynn
Park Valley
Grouse Creek
Snowville
Clarkston
Garden City
Smithfield
Laketown
North Logan
Providence
Howell
Fielding
Tremonton
Honeyville
Hyrum
Paradise
Randolph
Brigham City
Mantua
Woodruff
Lucin
Pleasant View
North Ogden
Ogden
South Ogden
Wahsatch
Lakeside
Clinton
Layton
Kaysville
Farmington
Henefer
Coalville
Centerville
Manila
Low
Salt Lake City
Saltaire
Wendover
Knolls
West Valley City
Park City
Oakley
Kamas
Grantsville
West Jordan
Sandy
Tooele
Riverton
Draper
Heber
Stockton
Alpine
Lehi
Highland
Wallsburg
Whiterocks
Vernal
Jensen
Rush Valley
American Fork
Tabiona
Altamont
Roosevelt
Fort Duchesne
Cedar Fort
Orem
Provo
Gold Hill
Faust
Springville
Fruitland
Duchesne
Vernon
Spanish Fork
Mapleton
Ouray
Payson
Bonanza
Woodland Hills
Eureka
Santaquin
Goshute
Callao
Colton
Mona
Jericho
Nephi
Scofield
Helper
Trout Creek
Fairview
Price
Lynndyl
Leamington
Levan
Moroni
Wattis
East Carbon
Gandy
Sugarville
Delta
Oak City
Ephraim
Hinckley
Huntington
Cleveland
Scipio
Manti
Woodside
Fayette
Castle Dale
Clear Lake
Gunnison
Holden
Centerfield
Ferron
Westwater
Garrison
Salina
Fillmore
Green River
Thompson
Meadow
Emery
Kanosh
Sigurd
Richfield
Glenwood
Black Rock
Castle Valley
Elsinore
Monroe
Moab
Sulphurdale
Koosharem
Marysvale
Milford
Loa
Hanksville
Manderfield
Bicknell
Caineville
La Sal
Beaver
Junction
Minersville
Circleville
Grover
PROJECT LOCATION
Latimer
Antimony
Spry
Zane
Boulder
Parowan
Modena
Panguitch
White Canyon
Monticello
Iron Springs
Escalante
Newcastle
Cedar City
Hatch
Tropic
Blanding
Enterprise
Henrieville
Kanarraville
New Harmony
Alton
Pine Valley
Pintura
Gunlock
Leeds
Orderville
Bluff
Montezuma Creek
Ivins
Santa Clara
Washington
Springdale
Mexican Hat
Big Water
Hildale
Kanab
US Highways
Interstate Highways
0
50 KM
50 Miles
© geology.com

The maps above are referenced with Professional Land Survey System (PLSS) and a latitude/longitude reference coordinate, accurate to 50 feet.

Our placer claims are plotted on the figures above, which is a Public Land Survey System (PLSS) map using Salt Lake City Prime Meridian. The claims are located in Southeast Utah in sections 17-18, 20-22, 25-29, 33-35 of Township 30 South and Range 25 East; sections 1, 3, 4, 8-15 of Township 31 South and Range 25 East; sections 31 of Township 30 South and Range 26 East and sections 5-9, 17 and 18 of Township 31 South and Range 26 East. The latitude and longitude of the southeast corner of Section 36, Township 30 South, 25 East is noted on the figure is accurate to +/- 50 feet.

There is a network of dirt and paved roads within the claims area, which service the oil and gas wells and the Lisbon Valley Copper Mine. Two existing natural gas pipelines traverse the claims. Power is supplied to the copper mine, also within the claim area, for use in their electrowinning copper recovery process. Nine wellbores (8 oil and gas and 1 potash) are available for re-entry and nearby water rights and private land are available for sale or lease.

Moab, Utah, the nearest population center to the property, is a city of 5,336 persons (2020 Census). It is located in a relatively remote portion of Utah but is easily accessed by U. S. Highway 191. Highway 191 intersects with Interstate 70 about 30 miles (48 kilometers) north of Moab, at Crescent Junction. Moab is a tourist destination and has numerous motels and restaurants. Moab would also be the nearest source of labor in the region.

The region has a history of mining, primarily uranium and vanadium that dates back as far as 1881. The Lisbon Valley Copper Mine is in the heart of the Lisbon Valley and is currently producing copper cathode. An all-weather road and electric power supply the mine. A few gravel roads cross the property. Oil and gas drilling and production, along with ranching have made the area relatively accessible.

There has been no exploration or drilling conducted on the property by us or our predecessors other than the gathering and assimilation of data from all available sources. It will be necessary for us to re-enter an oil and gas well or to drill a new well to obtain brine samples for analysis and metallurgical testing. Permits for such operations will be required from the BLM and the UDOGM. We are in the process of permitting two appraisal wells.

We believe there is abundant evidence from oil, gas and potash wells drilled in the Paradox Basin indicating a probability of identifying and producing super saturated brines from beneath the Project. The geology of the area of the Project and of the Paradox Basin as a whole is complex, although zones have been targeted and proven and they are mappable within and beyond the claims area. It is not likely that the same zones vary significantly in terms of reservoir quality and thickness as evidenced by log analysis; however, these parameters have not been confirmed by actual testing by us.

We have not calculated mineral and resource estimation and has no revenue being generated from the subject property. The only way to determine if the lithium enriched brines exist and can be economically produced from the target zones is to drill exploration wells to produce and test brine from the targeted zones. We through our wholly owned operating company Mountain Sage Minerals, LLC intends to drill two appraisal wells on the subject property to evaluate reservoir properties (porosity, permeability and pressure), flow rates and in situ mineral concentrations. Information from the two wells will be used to assess the resource potential and devise a detailed development plan.

The subsurface data collected from the two wells will be used to refine our proprietary subsurface model. The development model will include a proprietary 3D seismic survey to refine the subsurface model and delineate reservoir(s) continuity below the subject property and allow the team to select optimal spacing of future well locations and the network of production and injection wells required to fully develop potential mineral (brine) resources. Based on a substantial number of studies with lithium analyses from the Paradox Basin, we believe there is a substantial indication that lithium mineralization in brines occurs beneath the Project.

We have retained a third-party consulting firm to assist with drilling, completion and review of test results for the two appraisal wells. Any extracted brines should be tested to determine lithium and other important mineral concentrations and to prove the economic viability of a pilot and permanent production program. We have identified an appraisal and development program that is proprietary. This information will be disclosed in an advanced technical report after the appraisal wells are drilled and individual zones are identified and fully evaluated. Cost estimates and authority for expenditures for both well tests and the 3D Survey are currently in process.

The Technical Report Summary on the Project prepared by Bradley C. Peek, MSc. of CPG Peek Consulting, Inc., in accordance with Regulation S-K 1300, is included as an exhibit to our registration statement, filed on February 12, 2024. The effective date of the report is October 31, 2023.

Internal Controls

Even though we have yet to establish mineral resource and reserve estimates, we have established internal controls for reviewing and documenting the information we intend to use to support mineral reserve and mineral resource estimates. We have engaged third party service providers and specialists in geosciences, and data and engineering for exploration and mine productivity and efficiency. A review of all progress on the development of our mineral resources and reserves estimates, including related assumptions, is undertaken and finalized by our qualified person (“QP”).

When determining resources and reserves, as well as the differences between resources and reserves, our QP will develop specific criteria, each of which must be met to qualify as a resource or reserve, respectively. The QP and our management must agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. These criteria, such as demonstration of economic viability, points of reference, and grade, must be specific and attainable. All estimates require a combination of historical data and key assumptions and parameters. When possible, historical data and resources, data from public information, and generally accepted industry sources will be used to develop these estimations.

We have developed quality control and quality assurance (“QC/QA”) procedures at our Lisbon Valley property, which were reviewed by our QP to ensure the process for developing mineral resource and reserve estimates is sufficiently accurate. QC/QA procedures include independent checks on samples by third party laboratories, and duplicate sampling, among others. In addition, our QP will review the consistency of historical production as part of its analysis of the QC/QA procedures.

We recognize the risks inherent in mineral resource and reserve estimates, such as the geological complexity, interpretation and extrapolation of data, changes in operating approach, macroeconomic conditions and new data, among others. Overestimated resources and reserves resulting from these risks could have a material effect on future profitability.

Raw Materials

We do not have any material dependence on any raw materials or raw material suppliers. All the raw materials that we need are available from numerous suppliers and at market-driven prices.

Intellectual Property

We do not own or license any intellectual property which we consider to be material.

Sales and Marketing

We currently do not have the commercial capabilities required to market and distribute lithium. There is no assurance that we will be able to attain the necessary sales and marketing capabilities or secure the services of a firm to provide those capabilities, to achieve our sales expectations.

Customers

We have no customers and have no off-take agreements with customers at this stage of our development.

Future Production and Sales

We expect the demand for our lithium, if and when in production, to be facilitated by increasing global demand for lithium. We intend on utilizing intermediaries for sales in order to focus on our core competencies of exploration and extraction.

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

While we compete with other exploration companies in acquiring suitable properties, we believe there will be readily available purchasers of lithium chemical products or other industrial minerals if they are produced from any of our owned or leased properties. The price of our planned products may be affected by factors beyond our control, including fluctuations in the market prices for lithium, supplies of lithium, demand for lithium, and mining activities of others. If we identify lithium mineralization that is determined to be of economic grade and in sufficient quantity to justify production, additional capital would be required to develop, mine and sell that production.

Government Regulation

Exploration and development activities for our projects are subject to extensive laws and regulations, which are overseen and enforced by multiple U.S. federal, state and local authorities as well as foreign jurisdictions. These applicable laws govern exploration, development, production, exports, various taxes, labor standards, occupational and mine health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other matters. Various permits from government bodies are required for drilling, mining, or manufacturing operations to be undertaken, and we cannot be assured such permits will be received. Environmental laws and regulations may also, among other things:

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

Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of December 31, 2023, we have not been required to spend material amounts on compliance regarding environmental regulations.

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

Human Capital Management

As of April 1, 2024, we had two full-time employees, who are our Co-Chief Executive Officers. We also utilize four independent contractors, two to provide us with accounting support and two for geological expertise. We are committed to diversity, equity, and inclusion as part of our growth strategy. We will treat each employee and job applicant without regard to race, color, age, sex, religion, national origin, citizenship, sexual orientation, gender identity, ancestry, veteran status, or any other category protected by law. We believe in allocating resources and establishing, in an equitable manner, policies and procedures that are fair, impartial, and just. To provide a diverse and inclusive workplace, we will focus our efforts on creating a culture where all employees can contribute their skills and talents and be themselves.

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

We have an accumulated deficit of approximately $20,239,639 as of December 31, 2023. We expect to continue to incur losses unless and until such time as our projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. We recognize that if we are unable to generate cash flows from our operations, we will not be able to earn profits or continue operations. At this early stage of our lithium operations, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In the report by our auditor dated April 1, 2024 the auditor expressed doubt about our ability to continue as a going concern.

There is uncertainty regarding our ability to implement our business plan and to grow our operations with our existing financial resources without additional financing. Our ability to implement our business plan is dependent on us generating cash from operations, the sale of our stock and/or obtaining debt financing. Historically, we have funded our operations primarily through the issuance of debt and equity securities. Management’s plan to fund our capital requirements and ongoing operations includes the generation of revenue from our lithium operations and projects. Management’s secondary plan to cover any shortfall is selling our equity securities and obtaining debt financing. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

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

Our level of profitability, if any, in future years will depend to a great degree on lithium prices and whether our properties can be brought into production. Exploration and development of lithium resources are highly speculative in nature, and it is impossible to ensure that any of our existing properties will establish reserves. Whether it will be economically feasible to extract lithium depends on a number of factors, including, but not limited to: (i) the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; (ii) lithium prices; (iii) extraction, processing, and transportation costs; (iv) the willingness of lenders and investors to provide project financing; (v) labor costs and possible labor strikes; (vi) non-issuance of permits; and (vii) governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations.

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

The mineral and chemical processing industry is intensely competitive.

The mineral and chemical processing industry is intensely competitive. We may be at a competitive disadvantage because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we do. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable exploration properties. We may also encounter increasing competition from other mineral and chemical processing companies in our efforts to locate acquisition targets, hire experienced mining professionals and acquire exploration resources.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays and severe weather phenomena.

Our long-term success will depend ultimately on our ability to generate revenues, achieve and maintain profitability, and develop positive cash flows from our lithium activities.

Our ability to (i) acquire additional lithium projects, and (ii) initiate and continue exploration, development, commissioning of lithium ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. The economic viability of our future extraction activities has many risks and uncertainties including, but not limited to:

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

Our success as a company producing lithium and related products depends to a great extent on our research and development capabilities for direct lithium extraction and our ability to secure capital for the implementation of brine processing plants.

Our success as a producer of lithium and related products is dependent on our ability to develop and implement more efficient production capabilities based on mineral rich brine and implementation of direct lithium extraction (DLE) technologies, which while having the potential to significantly increase the supply of lithium from brine projects, the technology for DLE remains subject to many questions. A number of DLE technologies are emerging and being tested at scale, with a handful of projects already in commercial construction. However, there remain challenges around scalability and water consumption/ brine reinjection. We expect to make significant investment in research and development of the DLE process, and we will need to continue to invest heavily to scale our manufacturing to ultimately producing sufficient amounts of lithium. We cannot assure you that our future product research and development projects and financing efforts will be successful or be completed within the anticipated time frame or budget. There is no guarantee we will achieve anticipated sales target or in a profitable manner. In addition, we cannot assure you that our existing or potential competitors will not develop products which are similar or superior to our products or are more competitively priced. As it is often difficult to project the time frame for developing new products and the duration of market window for these products, there is a substantial risk that we may have to abandon a potential product that is no longer commercially viable, even after we have invested significant resources in the development of such product and our facilities. If we fail in our product launching efforts, our business, prospects, financial condition and results of operations may be materially and adversely affected.

The development of non-lithium battery technologies could adversely affect us.

The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues. Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. Alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use no, or significantly less, lithium could materially and adversely impact our prospects and future revenues.

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

Our operations face substantial regulation of health and safety.

Our operations are subject to extensive and complex laws and regulations governing worker health and safety across our operating regions and our failure to comply with applicable legal requirements can result in substantial penalties. Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position.

Our mining claims are inspected on a regular basis by government regulators who may issue citations and orders when they believe a violation has occurred under local mining regulations. If inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures.

In addition to potential government restrictions and regulatory fines, penalties or sanctions, our ability to operate (including the effect of any impact on our workforce) and thus, our results of operations and our financial position (including because of potential related fines and sanctions), could be adversely affected by accidents, injuries, fatalities or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

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

Risks Related to an Investment in Our Common Stock

An active trading market for our common stock may not develop, and you may be unable to resell your shares at or above the price you paid for them.

Our common stock trading over the counter has not been historically active. An active trading market for our shares may never develop or be sustained. No assurance can be given that our common stock will be accepted to trade on a national securities exchange. In the absence of an active trading market for our common stock, shareholders may not be able to sell their common stock at or above the price they paid for them.

Our stock price may be volatile, and the market price of our common stock may drop below the price you pay due to a variety of factors, many of which are beyond our control.

The market price of our common stock could be subject to significant fluctuations, and it may decline. Market prices for securities of early-stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for them. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to our company;

●	changes in estimates of our financial results or recommendations by securities analysts;

●	failure of our business to achieve or maintain market acceptance in the lithium industry;

●	changes in market valuations of similar companies;

●	success of competitive service offerings or technologies;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	announcements by us or our competitors of significant services, contracts, acquisitions, or strategic alliances;

●	changes in market valuations of similar companies;

●	success of competitive service offerings or technologies;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	announcements by us or our competitors of significant services, contracts, acquisitions, or strategic alliances;

●	regulatory developments in the United States, foreign countries, or both;

●	litigation involving us;

●	additions or departures of key personnel;

●	investors’ general perception of us; and

●	other events or factors, including those resulting from macroeconomic conditions, geopolitical crises, outbreak of hostilities or acts of war such as the Russian invasion of Ukraine, the Israeli-Hamas war, and Houthi rebel ship attacks in the Red Sea, incidents of terrorism, global pandemics such as the Covid-19 pandemic, natural disasters, and similar events, as well as responses to these and similar events.

In addition, if the market for lithium and technology sector stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Stockholders may experience substantial dilution in the future.

In the future, your percentage ownership in us may be diluted if we issue additional shares of our common stock or convertible debt securities in connection with acquisitions, capital market transactions, or other corporate purposes, including equity awards that we may grant to our directors, officers and employees.

Officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors currently own or control 50.5% of our outstanding shares of common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, stockholders may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our company to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each annual report on Form 10-K.

We have identified our disclosure controls and procedures were not effective and that material weaknesses exist in our internal control over financial reporting. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. Due to the material weaknesses in internal control over financial reporting and disclosure controls and procedures, there may be errors in our consolidated financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

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

Our Certificate of Incorporation authorizes the issuance of up to 4,500,000,000 shares of our common stock, and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors without stockholder approval. As of April 1, 2024, there were 11,375,459 shares of our common stock outstanding and 0 shares of our preferred stock issued and outstanding.

Our stock is a penny stock subject to SEC penny stock regulations, which could restrict the trading activity and limit the ability to buy and sell our stock.

Our company's stock qualifies as a penny stock, as defined by Rule 15g-9 of the Securities and Exchange Commission (SEC), due to its market price being below $5.00 per share. This classification subjects our stock to regulatory restrictions imposed by the SEC and FINRA.

Under SEC regulations, broker-dealers are required to comply with additional sales practice requirements when trading penny stocks with individuals who are not established customers or accredited investors. These requirements include the delivery of a standardized risk disclosure document approved by the SEC, provision of current bid and offer quotations, disclosure of broker-dealer compensation, and issuance of monthly account statements to customers holding penny stocks. Prior to executing a transaction involving penny stocks, broker-dealers must assess the suitability of the investment for the purchaser and obtain written agreement from the purchaser.

Furthermore, FINRA mandates that broker-dealers must have reasonable grounds to believe that an investment is suitable for a customer before recommending it. This requirement necessitates gathering information about the customer's financial status, tax status, investment objectives, and other relevant details. FINRA's regulations regarding speculative low-priced securities create additional hurdles for broker-dealers in recommending or trading our company's common stock.

These regulatory obligations may diminish the level of trading activity in the secondary market for our stock, potentially limiting investors' ability to buy and sell our stock efficiently. Investors should be aware that these regulatory constraints on penny stock trading could impact the marketability and liquidity of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our company recognizes the critical importance of addressing cybersecurity threats and managing associated risks. As part of our risk management strategy, our Board of Directors actively oversees and reviews our strategic direction, considering our risk profile and exposure.

Given that our day-to-day operations involve a limited number of individuals, we rely on technology systems operated and managed by third parties. We have established agreements with these third parties for hardware, software, telecommunications, and other information technology services essential to our business operations. Additionally, we collaborate with third-party business partners and operators who have their own cybersecurity risk management procedures and tools. Our entire Board of Directors with our senior officers monitor cybersecurity readiness

As of the date of this filing, we are not aware of any cybersecurity threats that have materially affected our business. However, we acknowledge the evolving nature of cybersecurity threats and remain committed to enhancing our protective measures as needed.

For more detailed information about the specific cybersecurity risks our company faces, please refer to the risk factor titled “Our business is subject to cybersecurity risks” in Item IA. Risk Factors of this Form 10-K.

Item 2. Properties.

The Company’s address is 500 West Putnam Avenue, Suite 400, Greenwich, Connecticut 06830. We have contracted a third-party office provider to provide full office services on a need basis, with a monthly payment of $142.

Details about our mining claims can be found on pages 6-8 of this report, under the section titled “Our Lisbon Valley Lithium Project”.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

There is no established public trading market for our Common Stock. Our Common Stock is currently quoted on the OTC Markets Group’s Pink (Current Information) Open Market under the trading symbol “BLTH”. For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$6.00	$2.40
Second Quarter	$6.60	$2.70
Third Quarter	$7.20	$2.70
Fourth Quarter	$6.30	$0.30

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$3.60	$1.20
Second Quarter	$6.30	$0.30
Third Quarter	$5.70	$2.40
Fourth Quarter	$0.99	$0.60

The last reported sales price of our common stock on the OTC Pink on March 28, 2024 was $0.64. All stock prices reflect the 1-for-300 reverse stock split effective as of December 8, 2023.

The market value of our common stock is susceptible to significant changes driven by fluctuations in our quarterly operational results, general market trends, and various external factors, many of which are outside our direct control. Additionally, broader market volatility, along with general economic, business, and political conditions, may adversely affect the market demand for our common stock, regardless of our actual or forecasted performance.

Penny Stock Rules

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stock under the Securities Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 4,500,000,000 shares of common stock, par value $0.001; and 10,000,000 shares of preferred stock, par value $0.001. As of April 1, 2024, the Company had 11,375,459 shares of common stock, and 50,000 shares of preferred stock, issued and outstanding.

Stockholders

As of April 1, 2024, the Company had approximately 739 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during the years ended December 31, 2023 and 2022. The Company has never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Stock Transfer Agent and Warrant Agent

The Company’s stock transfer agent is Transfer Online, 512 SE Salmon Street 2nd Floor, Portland, OR 97214-3444. The Company acts as its own warrant agent for its outstanding warrants and maintains all records for its preferred shares.

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

●	On January 5, 2023, in consideration of the payment of $14,000, the company issued 12,281 shares of its common stock upon the cash exercise of a warrant.

●	On January 31, 2023, in consideration of the payment of $140,000, the company issued 122,808 shares of its common stock upon the cash exercise of a warrant.

●	On February 28, 2023, the company issued 8,987 shares of its common stock upon the cashless exercise of a warrant.

●	On March 27, 2023, in consideration of the payment of $35,000, the company issued 30,702 shares of its common stock upon the exercise of a warrant.

●	On April 8, 2023, the company issued 10,679 shares of its common stock upon the cashless exercise of a warrant.

●	On April 30, 2023, the company issued 2,390 shares of its common stock upon the cashless exercise of a warrant.

●	On April 30, 2023, the company issued 833 shares of its common stock as payment for services rendered.

●	On May 16, 2023, the company issued 100,000 shares of its common stock as payment for services rendered.

●	On May 22, 2023, the company issued 65,558 shares of its common stock as payment for services rendered.

●	On July 31, 2023, the company issued 833 shares of its common stock as payment for services rendered.

●	On August 7, 2023, the company issued 22,945 shares of its common stock upon the cashless exercise of a warrant.

●	On August 15, 2023, the company issued 10,998 shares of its common stock upon the cashless exercise of a warrant.

●	On August 23, 2023, the company issued 33,333 shares of its common stock to retire preferred stock.

●	On September 7, 2023, the company issued 8,420 shares of its common stock related to the issuance of new convertible note.

●	On September 9, 2023, the company issued 6,736 shares of its common stock related to the issuance of new convertible note.

●	On September 11, 2023, the company issued 3,368 shares of its common stock in consideration for the extension of the maturity date of a convertible note.

●	On September 13, 2023, the company issued 38,732 shares of its common stock in consideration for the extension of the maturity date of three convertible notes.

●	On September 14, 2023, the company issued 1,684 shares of its common stock in consideration for the extension of the maturity date of a convertible note.

●	On September 20, 2023, the company issued 1,750 shares of its common stock as payment for services rendered.

●	On September 21, 2023, the company issued 11,667 shares of its common stock in consideration for the extension of the maturity date of a convertible note.

●	On September 21, 2023, the company issued 28,333 shares of its common stock related to the issuance of a new convertible note.

●	On October 17, 2023, in consideration of the payment of $35,000, the company issued 30,702 shares of its common stock upon the cash exercise of a warrant.

●	On October 31, 2023, the company issued 833 shares of its common stock as payment for services rendered.

Shares Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2023 and 2022.

Securities Authorized for Issuance under Equity Compensation Plans

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 16,667 shares. On November 16, 2017, the Board of Directors approved an increase of 33,334 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 50,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years.

The Company records share-based payments under the provisions of FASB ASC 718. Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model on certain assumptions. The Company estimated the expected volatility based on data used by peer group of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following table sets forth information as of December 31, 2023, regarding equity compensation plans under which the equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available under equity compensation Plans
Equity compensation plans approved by securities holders (1)	-	$-	50,000
Equity compensation plans not approved by security holders	-	$-
Total	-	-	50,000

(1)	Pursuant to the 2011 Equity Incentive Plan, as amended.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements”. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

●	Our expectations about the strength of the global demand for lithium;

●	Lithium prices may experience fluctuations due to market dynamics and economic conditions;

●	The sustainability of industries relying on lithium may be influenced by factors such as consumer preferences and regulatory requirements;

●	Expected benefits from business activities, such as the expectation that we will derive revenue from lithium extraction;

●	Higher than expected capital costs due to, among other things, supply chain disruptions, higher transportation costs, and inflation;

●	Anticipated production costs and production estimates.

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

Overview

We are a U.S. based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. We formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the Covid-19 pandemic, we spent a portion of 2020 restructuring and retiring certain corporate debt and obligations, and focusing on implementing a new operational direction.

Through the corporate reorganization and repositioning process, we found ourselves with the unique opportunity to acquire mining claims that historically reported high levels of lithium and other technical minerals. We hired and affiliated ourselves with industry veterans that bring decades of experience, credibility and relationships.

On November 5, 2021, we acquired the rights to 102 federal mining claims located in the Lisbon Valley of Utah for $100,000 plus the future payment of royalties based on a percentage of the net revenue from the sale of lithium produced from a portion of the mining property. The acquisition was driven by historical mineral data from seven existing wells with brine aquifer access. We have not yet commenced any mining operations, and we are an exploration stage issuer, as defined in SEC Regulation S-K, Item 1300 (“Regulation S-K 1300”). An independent third-party technical report indicated that further investment and development in the claims was warranted, although no determination has been made whether we have any reserves of minerals. Similarly, no determination has been made whether mineralization could be economically and legally produced or extracted. We have no mineral reserves as defined by Regulation S-K 1300 and have had no mining revenue to date.

We have been moving forward with our strategy of employing advanced brine extractive technology methodologies and have been in talks with numerous extraction providers. Selective mineral extraction is clearly the most cost-effective and ESG friendly approach currently available. Technologies are being utilized that can extract the desired minerals and metals from the brine and then re-inject the brines back down into the aquafer. The prospective partners have been provided the analytical results from the technical reports, but will soon provide current results, analytical, geotech modeling, aquifer modeling, recharge, flows, and depth. We will need funding to support continuing operations and support our growth strategy, and we will need to finance operations by offering any combination of equity offerings, debt financing, collaborations, strategic alliances, or other licensing arrangements. There is no assurance we will be able to raise sufficient capital to finance our operations.

Corporate Actions

On October 20, 2022 we, following receipt of written approval from stockholders acting without a meeting and holding at least the minimum number of votes that would be necessary to authorize or take such action at a meeting, filed an amendment to our certificate of incorporation to (i) change the name of our company to “American Battery Materials, Inc.” (the “Name Change”); and (ii) increase the total number of authorized shares of our common stock, par value $0.001 per share, from 600,000,000 to 4,500,000,000 (the “Authorized Share Increase”). The Name Change was processed by FINRA and was effective on May 1, 2023, at which time our trading symbol was also changed to BLTH. The Authorized Share Increase was effective as of October 20, 2022.

On October 20, 2022, in addition to the Name Change and the Authorized Share Increase, the holder of 63.86% of the outstanding shares of stock of our company entitled to vote took action by written consent and without a meeting, pursuant to Delaware General Corporate Law Section 228, and adopted and approved the following actions:

1.	Future amendment of our certificate of incorporation to implement a decrease in the authorized shares of our common stock from 4,500,000,000 to a number of not less than 10,000,000 and not more than 2,000,000,000 (the “Authorized Share Reduction”), at any time prior to October 20, 2023 (the “Anniversary Date”), with the Board having the discretion to determine whether or not the Authorized Share Reduction is to be effected, and if effected, the exact number of the Authorized Share Reduction within the above range.

2.	Future amendment of our certificate of incorporation to implement a reverse stock split of our common stock by a ratio of not less than 1-for-10 and not more than 1-for-1,000 (the “Reverse Split”), at any time prior to the Anniversary Date, with the Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range.

On April 25, 2023, we formed Mountain Sage Minerals LLC, a Utah limited liability company. We will look to expand our holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities through this new entity.

On June 1, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seaport Global Acquisition II Corp. (“SGII”), and Lithium Merger Sub, Inc., a wholly owned subsidiary of SGII. SGII is a blank check company, also referred to as a special purpose acquisition company, formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. Following material changes to the transaction proposed by SGII making the transaction untenable to us, on November 20, 2023, SGII notified us that it had elected to terminate the Merger Agreement.

On August 4, 2023, the Company filed an Amendment to the Certificate of Incorporation (the “Amendment”) in order to effect a reverse stock split in the ratio of 1-for-300 (the “Reverse Split”). The Company and its shareholders holding a majority of the issued and outstanding shares of stock of the Company entitled to vote previously approved a reverse stock split for not less than 1-for-10 and not more than 1-for-1,000, at any time prior to October 20, 2023, with the Company’s Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range. On August 1, 2023, the Company’s unanimously approved the Reverse Split and authorized the filing of the Amendment. On December 8, 2023, the company effectuated the reverse split of the common stock by a ratio of one-for-300 (the “Reverse Split”). All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split.

Results of Operations

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Revenue

For the years ended December 31, 2023, and 2022, the Company had no revenue.

Operating Expenses

General and administrative expenses for the year ended December 31, 2023, were $2,453,700, an increase of $1,318,612 or 116%, compared to $1,135,088 for the year ended December 31, 2022. The increase in operating expenses was mainly due to an increase in professional fees, mining maintenance fees and stock compensation expenses. In the second quarter of 2022, the Company activated consulting teams to pursue additional land acquisitions, and to begin the State and Federal permitting process for project development work.

In addition, the Company initiated construction strategies based on reports from RESPEC, the Company’s engineering partner, for geological modeling and drill entry design and related planning.

Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $211,345. The underlying convertible notes were converted during the fourth quarter of 2022, resulting in no derivative liabilities during the year ended December 31, 2023.

Gain on Settlement of Liabilities

During the year ended December 31, 2023, the Company recorded a gain on settlement of liabilities of $441,041, consisting of $7,008 in principal and $60,976 in interest forgiven by noteholders, and $373,057 in aged payables write-off. During the year ended December 31, 2022, creditors forgave $32,019 in notes payable, which has been recorded as a gain on settlement.

Fair value of stock issued for note modification

During the year ended December 31, 2023, the Company recorded a fair value of stock issued for note modification of $168,856. No such transactions were noted during the year ended December 31, 2022.

Interest Expense

Interest expense for the year ended December 31, 2023, was $203,287, as compared to $595,124 during the year ended December 31, 2022, due to the conversion of convertible notes payable.

Net Loss

As a result of the foregoing, the net loss for the year ended December 31, 2023, was $2,384,802 as compared to the net loss of $1,486,848 during the year ended December 31, 2022.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of $2,384,802 during the year ended December 31, 2023, had accumulated losses totaling $20,239,639, and a working capital deficit of $3,222,893 as of December 31, 2023. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the year ended December 31, 2023, the Company used $2,278,206 of cash in operating activities as a result of the Company’s net loss of $2,384,802, increased by gain on debt settlement of $441,041 and amortization of debt discount of $28,497, and offset by fair value of options issued for note modification of $168,856, share-based compensation of $275,465, and net changes in operating assets and liabilities of $131,813.

During the year ended December 31, 2022, the Company used $910,709 of cash in operating activities as a result of the Company’s net loss of $1,486,848, offset by share-based compensation of $62,080, net changes in operating assets and liabilities of $757,423, and increased by gain on change in fair market value of derivative liability of $211,345 and gain on settlement of debt of $32,019.

Cash Flows from Investing Activities

During the year ended December 31, 2023, the Company expended $106,000 for staking activities related to new federal mining claims located in the Lisbon Valley of Utah.

During the year ended December 31, 2022, the Company had no investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2023, financing activities provided $2,349,000, resulting from $2,025,000 in proceeds from convertible notes, $100,000 in proceeds from promissory notes, and $224,000 in proceeds from the exercise of warrants.

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

AMERICAN BATTERY MATERIALS, INC.

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American Battery Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Battery Materials, Inc. (the Company) as of December 31, 2023, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2022, were audited by other auditors whose report dated April 20, 2023, expressed an unqualified opinion on those statements.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

April 1, 2024

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

AMERICAN BATTERY MATERIALS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$7,376	$42,582
Prepaid expenses and other assets	143,202	62,717
Total current assets	150,578	105,299
Noncurrent assets
Mineral claims	206,000	100,000
Total assets	$356,578	$205,299

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$164,948	$438,667
Accrued expenses	449,196	482,881
Accrued interest	251,570	190,901
Promissory notes payable, net of discount	300,000	357,008
Promissory notes payable – related party	175,000	-
Convertible notes payable, net of discount	1,971,503	-
Convertible notes payable – related party	25,000	-
Current capital lease obligation	36,254	36,254
Total current liabilities	3,373,471	1,505,711
Total Liabilities	3,373,471	1,505,711

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 50,000 shares issued and outstanding, respectively	0	5
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 11,373,793 and 10,818,522 shares issued and outstanding, respectively	11,373	10,819
Additional paid in capital	17,211,373	16,543,601
Accumulated deficit	(20,239,639)	(17,854,837)
Total stockholders’ deficit	(3,016,893)	(1,300,412)
Total liabilities and stockholders’ deficit	$356,578	$205,299

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Operating Expenses
General and administrative	$2,453,700	$1,135,088
Total operating expenses	2,453,700	1,135,088

Operating loss	(2,453,700)	(1,135,088)

Other Expenses / Income
Gain on change in fair value of derivative liabilities	-	211,345
Gain on settlement of liabilities	441,041	32,019
Fair value of stock issued for note modification	(168,856)	-
Interest expense	(203,287)	(595,124)
Total other income (expenses)	68,898	(351,760)

Loss from operations before income taxes	(2,384,802)	(1,486,848)

Provision for income taxes	-	-

Net Loss	$(2,384,802)	$(1,486,848)

Net loss per share – basic and diluted	$(0.21)	$(1.33)

Weighted average common shares – basic and diluted	11,158,353	1,119,263

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2023 and 2022

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2021	-	-	1,119,263	1,120	7,324,198	(16,367,989)	(9,042,671)
Preferred stock issued for cash	50,000	5	-	-	49,995	-	50,000
Shares issued for note conversion	-	-	9,560,224	9,560	8,977,467	-	8,987,027
Shares issued for warrant exercise	-	-	114,035	114	129,886	-	130,000
Shares issued for services	-	-	25,000	25	50,975	-	51,000
Fair value of warrants	-	-	-	-	11,080	-	11,080
Net loss	-	-	-	-	-	(1,486,848)	(1,486,848)
Balance as of December 31, 2022	50,000	5	10,818,522	10,819	16,543,601	(17,854,837)	(1,300,412)

Shares issued for services	-	-	170,509	171	202,831	-	203,002
Shares issued for warrant exercise	-	-	196,491	196	223,804	-	224,000
Shares issued for cashless warrant exercise	-	-	55,998	56	(56)	-	-
Conversion of preferred stock to common stock	(50,000)	(5)	33,333	33	(28)	-	-
Shares issued for note modification	-	-	55,451	55	168,801	-	168,856
Shares issued with notes	-	-	43,489	43	72,420	-	72,463
Net loss	-	-	-	-	-	(2,384,802)	(2,384,802)
Balance as of December 31, 2023	-	-	11,373,793	11,373	17,211,373	(20,239,639)	(3,016,893)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(2,384,802)	$(1,486,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	275,465	62,080
Gain on settlement of liabilities	(441,041)	(32,019)
Gain on change in fair value of debt and warrant liabilities	-	(211,345)
Fair value of stock issued for note modification	168,856	-
Amortization of debt discount	(28,497)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(80,485)	(60,954)
Accounts payable and accrued expenses	165,781	373,099
Accrued interest	46,517	445,278
Net cash used in operating activities	(2,278,206)	(910,709)

Cash Flows from Investing Activities:
Acquisition of mineral claims	(106,000)	-
Net cash used in investing activities	(106,000)	-

Cash Flows from Financing Activities
Proceeds from convertible notes	2,025,000	590,000
Proceeds from promissory notes	100,000	250,000
Proceeds from issuance of preferred stock	-	50,000
Proceeds from warrant exercises	224,000	130,000
Repayment of convertible note	-	(75,000)
Net cash provided by financing activities	2,349,000	945,000
		-
Net (decrease) increase in cash	(35,206)	34,291

Cash, beginning of period	42,582	8,291

Cash, end of period	$7,376	$42,582

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$-	$16,667
Convertible notes converted to common stock	$-	$6,659,705
Accrued interest on convertible notes converted to common stock	$-	$2,327,322

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

On June 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seaport Global Acquisition II Corp., a Delaware corporation (“SGII”), and Lithium Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SGII (“Merger Sub”). SGII is a blank check company, also referred to as a special purpose acquisition company, formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. Following material changes to the transaction proposed by SGII making the transaction untenable to us, on November 20, 2023, SGII notified us that it had elected to terminate the Merger Agreement..

On August 4, 2023, the Company filed an Amendment to the Certificate of Incorporation (the “Amendment”) in order to effect a reverse stock split in the ratio of 1-for-300 (the “Reverse Split”). The Company and its shareholders holding a majority of the issued and outstanding shares of stock of the Company entitled to vote previously approved a reverse stock split for not less than 1-for-10 and not more than 1-for-1,000, at any time prior to October 20, 2023, with the Company’s Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range. On August 1, 2023, the Company’s unanimously approved the Reverse Split and authorized the filing of the Amendment. On December 8, 2023, the company effectuated the reverse split of the common stock by a ratio of one-for-300 (the “Reverse Split”). All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $2,384,802 during the year ended December 31, 2023, has accumulated losses totaling $20,239,639, and has a working capital deficit of $3,222,893 as of December 31, 2023. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 3 - Summary of Significant Accounting Policies

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,260 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the years ended December 31, 2023, or 2022.

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

As of December 31, 2023, and December 31, 2022, there were approximately 290,000 and 320,000 shares potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the years ended December 31, 2023 and 2022 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all stock-based awards granted to employees, directors, and non-employees to be measured at grant date fair value of the equity instrument issued and recognized as expense. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equivalent to the vesting period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The measurement date for the non-forfeitable awards to non-employees that vest immediately is the date the award is issued.

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

The Company recognized $0 revenue during the years ended December 31, 2023, and 2022.

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

Note 4 - Debt

Promissory Notes Payable and Promissory Note Payable – Related Party

In 2014 and 2016, the Company issued two promissory notes in the total principal amount of $70,000; a $40,000 Note issued December 19, 2014; and a $30,000 Note issued on March 29, 2016. Each note had a one-year maturity date; was governed by California law; bears interest at 10% per annum; and requires notice from the holder in order for the respective Note to be in default. The holder of each Note has failed to provide a notice of default under either Note. Further, enforceability of each Note is uncertain as California law has a 6-year statute of limitations (commences on the maturity date) to initiate a collection action on a note. At December 31, 2023 and December 31, 2022, neither of the Notes was in default, and the balance outstanding was $70,000.

During the year ended December 31, 2016, the Company issued two additional unsecured promissory notes and borrowed an aggregate amount of $80,000. $30,000 is represented by a note issued on September 23, 2016. This note had a one-year maturity date; was governed by California law; bears interest at 10% per annum; and requires notice from the holder in order to be in default. The holder of this Note has failed to provide a notice of default. Further, enforceability of this Note is uncertain as California law has a 6-year statute of limitations (commences on the maturity date) to initiate a collection action on a note. At December 31, 2023 and December 31, 2022, this Note was not in default, and the balance outstanding was $30,000. $50,000 is represented by a note issued on Nov 20, 2016. During the year ended December 31, 2022, total principal and accrued interest in the amount of $50,000 of principal and $27,972 of interest were converted into a $95,088 convertible note dated September 23, 2022. The replacement note was converted in shares of our common stock during the quarter ended December 31, 2022. As of December 31, 2023 and December 31, 2022, the original $50,000 note was no longer issued and outstanding.

Accrued interest at December 31, 2023 and December 31, 2022 on these notes totaled $134,414 and $131,414, respectively.

During the year ended December 31, 2022, the Company entered into 5 promissory note agreements in the aggregate amount of $250,000, of which $175,000 with the related parties. The notes have a 1-year term, bear interest of 7% and 9% if paid in cash. During the year ended December 31, 2023, due dates of 4 promissory notes were extended for 7 – 9 months, of which 3 notes with related parties for $175,000. A total of 3,368 shares of common stock were issued to related party in connection with the agreement of the holder to extend the maturity date of a $100,000 note. The outstanding principal balance was $250,000 as of December 31, 2023. Accrued interest at December 31, 2023 and December 31, 2022 on these notes totaled $19,880 and $7,513, respectively.

During the year ended December 31, 2023, the Company entered into a short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 8,500,000 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan.

During the year ended December 31, 2023, $7,008 in principal and $60,976 in interest were forgiven by noteholders.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note has a 1-year term, bears interest of 9%, and has a conversion price equal to the lesser of (1) the most recent issuance price; or (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of December 31, 2023. Accrued interest as of December 31, 2023, was $1,881.

During the year ended December 31, 2023, the Company entered into Note Purchase Agreements with seven investors not affiliated with the Company (the “Purchasers”) pursuant to which the Purchasers purchased from the Company convertible notes (the “Convertible Notes”) with an aggregate principal amount of $2,000,000. A total of 67,239 shares of common stock were issued according to the note agreements or as additional consideration for the issuance of the notes. The outstanding principal and accrued interest balances on December 31, 2023 were $2,000,000 and $95,396, respectively.

The Convertible Notes provide for a maturity of 12-months; 7.5% interest per annum; and no right to prepay during the first 6-months after the date of issuance (the “Issuance Date”). The Convertible Notes are convertible into shares of common stock of the Company (the “Conversion Shares”) as follows:

(a) The Convertible Notes automatically convert into Conversion Shares upon the shares of the Company’s common stock being listed on a higher exchange due to the (i) pricing and funding of a form S-1 registration statement; or (ii) the closing of a transaction resulting in the uplist (either, a “Triggering Transaction”). The conversion price for the Conversion Shares in an automatic conversion shall be equal to:

(1)	75% of the price under the Triggering Transaction if within 120-days of the Issuance Date;

(2)	70% of the price under the Triggering Transaction if within 121 to 150-days of the Issuance Date;

(3)	65% of the price under the Triggering Transaction if more than 150-days of the Issuance Date.

(b) The Purchasers have the right to convert into Conversion Shares, in whole or in part, at any time after 180 days following the Issuance Date. The conversion price for the Conversion Shares in a voluntary conversion shall be equal to 65% of the volume weighted average price for the Company’s common stock during the 20-consecutive trading days preceding the conversion.

Scheduled maturities of debt remaining as of December 31, 2023, for each respective fiscal year end are as follows:

2023	$0
2024	2,471,503
Total	$2,471,503

The following table reconciles, for the years ended December 31, 2023, and 2022, the beginning and ending balances for financial instruments related to the embedded conversion features that are recognized at fair value in the consolidated financial statements.

	Year ended
	December 31, 2023		December 31, 2022
Balance of embedded derivative at the beginning of the period	$		$211,345
Change in fair value of conversion features			(211,345)
Balance of embedded derivatives at the end of the period		$-	$-

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018, the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of December 31, 2023.

2023	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

Note 6 - Capital Stock

The Company filed a certificate of amendment to its certificate of incorporation, which effectuated as of December 8, 2023, a reverse split of the Company’s common stock by a ratio of one-for-300 (the “Reverse Split”). All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split.

On October 20, 2022 the Company, following receipt of written approval from stockholders acting without a meeting and holding at least the minimum number of votes that would be necessary to authorize or take such action at a meeting, filed an amendment to its Certificate of Incorporation to (i) change the name of the Company to “AMERICAN BATTERY MATERIALS, INC.” (the “Name Change”); and (ii) increase the total number of authorized shares of the Company’s common stock, par value $0.001 per share, from 600,000,000 to 4,500,000,000 (the “Authorized Share Increase”). The Authorized Share Increase was effective as of October 20, 2022. The Name Change was processed by FINRA and was effective as of May 1, 2023, at which time the Company’s trading symbol was changed to BLTH.

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

Preferred Stock

The Company has authorization for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2023, and December 31, 2022, there were 10,000,000 shares of preferred stock authorized, and 0 and 50,000 shares issued and outstanding, respectively.

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

During the year ended December 31, 2023, the Company converted 50,000 shares of its Series A Preferred stock into 33,333 shares of its common stock.

Common Stock

The Company has authorized 4,500,000,000 shares of common stock, with 11,373,793 and 10,818,522 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2023, the Company issued 555,271 shares of its common stock, including 170,509 shares of common stock for services valued at $203,002; 196,491 shares of common stock upon warrant exercises for an aggregate exercise price of $224,000; 55,998 shares of common stock upon cashless warrant exercise; 33,333 shares of common stock upon conversion of 50,000 shares of its Series A Preferred stock, 55,451 shares of common stock for note modification, and 43,489 shares of common stock in relation to issuance of promissory and convertible notes.

During the year ended December 31, 2022, the Company issued 9,699,259 shares of its common stock, including 9,560,224 shares upon the conversion of $8,987,027 of convertible notes and accrued interest; 114,035 shares upon warrant exercises for an aggregate exercise price of $130,000; and 25,000 shares for services valued at $51,000 issued pursuant to an Investors Relations Consulting Agreement with a third party dated December 12, 2022.

Note 7 - Stock Options and Warrants

Warrants

As of December 31, 2023, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2018 Warrants – financing	3,166	$1.14	September 2024
2019 Warrants –financing	135,000	$1.67	March - October 2024
2019 Warrants for services	4,167	$1.14	March - April 2024
2020 Warrants for services	10,000	$1.14	February 2025
2022 Exchange warrants	237,232	$1.14	September 2025
Total	389,565

A summary of all warrant activity for the year ended December 31, 2023, is as follows:

Post-split	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2022	422,205	$4.86	2.32
Granted	-	-	-
Exercised	(15,211)	1.26	-
Cancelled	-	-	-
Expired	(17,429)	21.00	-
Balance outstanding at December 31, 2023	389,565	$1.34	1.35
Exercisable at December 31, 2023	389,565	$1.34	1.35

The intrinsic value of the outstanding warrants as of December 31, 2023, was $0, as the exercise prices exceeded the common stock’s fair market value per share on that date.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 16,667 shares. On November 16, 2017, the Board of Directors approved an increase of 33,333 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 50,000 shares. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. There are currently no awards issued and outstanding under the Plan.

Note 8 - Income Taxes

Loss from operations before provision (benefit) for income taxes and associated tax provision (benefit) are summarized in the following table:

	Years ended December 31,
Net Loss	2023		2022
Domestic		$(2,384,802)		$(1,430,872)
Foreign		-		-
		$(2,384,802)		$(1,430,872)

Current
Federal		$-		$-
State
Foreign		-		-
Total Current	$		$

Deferred
Federal		$(590,371)		$(270,482)
State		(112,452)		(51,521)
Foreign		-		-
Total Deferred		(702,823)		(322,003)
Less Increase in Allowance		702,823		322,003
Net Deferred		$-		$-

Total Income Tax Provision	$		$

The significant components of the deferred tax assets and liabilities are summarized below:

	Years ended December 31,
	2023	2022
Deferred Tax Assets (Liabilities):
Net Operating Loss Carry-Forwards	$4,273,846	$3,677,645
Depreciable and Amortizable Assets	(20,520)	(20,520)
Stock Based Compensation	118,228	67,477
Beneficial Conversion Feature	609,101	556,265
Loss Reserve	457	457
Accrued Compensation	37,326	35,146
Other	32,364	31,509
Total	5,050,802	4,347,979
Less Valuation Allowance	(5,050,802)	(4,347,979)
Net Deferred Tax Assets (Liabilities)	$-	$-

At December 31, 2023 and 2022, the Company has available net operating loss carry-forwards for federal and state income tax purposes of approximately $15.2 million and $12.8 million, respectively. Of the federal net operating loss carryforward, $9.5 million, if not utilized earlier, expires through 2039 and $3.3 million will carry-forward indefinitely. The state net operating loss carryforwards expire through 2042, if not utilized earlier. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carry-forwards before they expire, the Company has recorded a valuation allowance to fully offset the net operating loss carry-forwards, as well as the total net deferred tax assets.

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

During the years ended December 31, 2023, and 2022, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, as well as the states of California, Florida, Illinois and New York. The tax years 2019-2023 generally remain open to examination by the U.S. federal and state taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table:

	Years ended December 31,
	2023	2022
Statutory United States federal rate	21.00%	21.00%
State income tax, net of federal benefit	4.00	4.00
Change in valuation allowance	(29.47)	(22.50)
Stock based compensation	2.13	1.08
Permanent differences	0.04	0.11
Other	2.31	(3.69)
Effective tax rate benefit (provision)	-%	-%

Note 9 - Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2023, through the date these financial statements were issued and determined the following significant events require disclosure:

●	On January 1, 2024, the Company executed an exchange agreement to substitute a promissory note originally valued at $125,000 with a new promissory note valued at $175,000. The additional principal of $50,000 was provided as non-cash consideration for extending the maturity date of the original note.

●	On January 16, 2024, a new convertible promissory note was issued with a principal amount of $30,000.

●	On January 31, 2024, the company issued 833 shares of its common stock as payment for services rendered.

●	On February 23, 2024, the company issued 833 shares of its common stock as payment for services rendered.

●	On February 29, 2024, a new convertible promissory note was issued with a principal amount of $25,000.

●	On February 29, 2024, the Company executed an exchange agreement to substitute a promissory note originally valued at $175,000 with a new promissory note valued at $225,000. The additional principal of $50,000 was provided as non-cash consideration for extending the maturity date of the original note.

●	On March 21, 2024, a new convertible promissory note was issued for a value of $254,713.44, including $50,000 in additional capital, cancellation of a $50,000 promissory note dated July 27, 2022, cancellation of a $25,000 promissory note dated November 8, 2022, cancellation of accrued salary amounting to $96,653.84 as of February 29, 2024, and cancellation of $30,350 due in un-reimbursed advances.

●	On March 22, 2024, a new convertible promissory note was issued for a value of $138,073.94, involving the cancellation of a $25,000 promissory note dated February 28, 2022, and a $100,000 promissory note dated September 12, 2022.

●	On March 22, 2024, a new convertible promissory note was issued for a value of $55,321.92, including the cancellation of a $50,000 promissory note dated September 14, 2022, which had a balance of $55,321.92.

●	On March 22, 2024, a new convertible promissory note was issued for a value of $102,996.71, involving the cancellation of three promissory notes: a $40,000 note dated December 19, 2014, a $30,000 note dated March 29, 2016, and a $30,000 note dated September 23, 2016, with a combined current balance of $102,996.71.

●	On March 22, 2024, a new convertible promissory note was issued for a value of $25,404.88, involving the cancellation of accrued expenses amounting to $25,404.88.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Agustin Cabo (“Cabo”), who serves as our Chief Financial Officer, and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2023, that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Cabo, as our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and, (iii) is currently considering appointing audit committee members in the future.

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

Item 9B. Other Information.

The company issued securities in accordance with an exemption provided by Section 4(a)(2) of the Securities Act, which exempts transactions conducted by the issuer that do not constitute public offerings and are therefore exempt from registration requirements.

●	On January 1, 2024, the Company executed an exchange agreement to substitute a promissory note originally valued at $125,000 with a new promissory note valued at $175,000. The additional principal of $50,000 was provided as non-cash consideration for extending the maturity date of the original note.

●	On January 16, 2024, a new convertible promissory note was issued with a principal amount of $30,000.

●	On January 31, 2024, the company issued 833 shares of its common stock as payment for services rendered.

●	On February 23, 2024, the company issued 833 shares of its common stock as payment for services rendered.

●	On February 29, 2024, a new convertible promissory note was issued with a principal amount of $25,000.

●	On February 29, 2024, the Company executed an exchange agreement to substitute a promissory note originally valued at $175,000 with a new promissory note valued at $225,000. The additional principal of $50,000 was provided as non-cash consideration for extending the maturity date of the original note.

●	On March 21, 2024, a new convertible promissory note was issued for a value of $254,713.44, including $50,000 in additional capital, cancellation of a $50,000 promissory note dated July 27, 2022, cancellation of a $25,000 promissory note dated November 8, 2022, cancellation of accrued salary amounting to $96,653.84 as of February 29, 2024, and cancellation of $30,350 due in un-reimbursed advances.

●	On March 22, 2024, a new convertible promissory note was issued for a value of $138,073.94, involving the cancellation of a $25,000 promissory note dated February 28, 2022, and a $100,000 promissory note dated September 12, 2022.

●	On March 22, 2024, a new convertible promissory note was issued for a value of $55,321.92, including the cancellation of a $50,000 promissory note dated September 14, 2022, which had a balance of $55,321.92.

●	On March 22, 2024, a new convertible promissory note was issued for a value of $102,996.71, involving the cancellation of three promissory notes: a $40,000 note dated December 19, 2014, a $30,000 note dated March 29, 2016, and a $30,000 note dated September 23, 2016, with a combined current balance of $102,996.71.

●	On March 22, 2024, a new convertible promissory note was issued for a value of $25,404.88, involving the cancellation of accrued expenses amounting to $25,404.88.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

David Graber was appointed by the Board of Directors to serve as the Company’s sole Chief Executive Officer and remains the Company’s Chairman of the Board.

Sebastian Lux, resigned as the Company’s Co-Chief Executive Officer and interim Chief Financial Officer, and remains as the President of the company in addition to being appointed as the Chief Operating Officer by the Board of Directors. Mr. Lux’s resignation did not result from any disagreement with the Company concerning any matter relating to the Company’s operations, policies or practices.

Agustin Cabo, was appointed by the Board of Directors to serve as the Company’s Chief Financial Officer and principal financial and accounting officer.

For biographical information concerning Messrs. Graber, Lux and Cabo, see Item 10, “Directors, Executive Officers and Corporate Governance” in this Form 10-K, which is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
David Graber	52	CEO and Chairman	February 2017
Sebastian Lux	52	President, COO, Director	July 2022
Agustin Cabo	38	CFO	March 2024
Dylan Glenn	55	Director	May 2023
Jared Levinthal	51	Director	December 2018
Andrew Suckling	52	Director	August 2022
Justin Vorwerk	64	Director	August 2022
Dr. Adam Lipson	51	Director	July 2022

The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

David Graber served as the Chief Executive Officer and a director of our company from February 2017 to November 2018 and has served as a member of our Board since July 2022 and our co-CEO and Chairman of the Board since March 2023. On March 2024, he was appointed sole CEO of the company. Mr. Graber is the managing principal of Cobrador Capital Advisors, LLC, an investment advisory firm focused on the consumer sector and energy transition. Prior to Cobrador Capital Advisors, LLC, Mr. Graber was Managing Director, investment banking at New Century Capital Partners (2011-2014) and National Securities Corporation (2009-2010) where he focused on natural resources and energy transportation sectors. From 1994-2005, Mr. Graber was a senior vice president and director in the equities division of Donaldson, Lufkin & Jenrette and subsequently, Credit Suisse First Boston (CSFB) in New York and Los Angeles. Mr. Graber holds dual Master of Business Administration (MBA) from Columbia University Graduate School of Business in New York City and London Business School in the UK. He also holds a B.A. in Psychology from Tulane University. Mr. Graber brings extensive natural resource industry knowledge to our company and a deep background in corporate finance and capital market activities.

Sebastian Lux was appointed to serve previously as our CEO and interim CFO in July 2022, becoming the Co-CEO in March 2023, in addition to being appointed to our Board of Directors. On March 2024, he was appointed President and COO of the company. Mr. Lux has over 25 years’ of experience working with multinational companies. Immediately prior to joining us, Mr. Lux served as co-founder of Blue Duck Data, a cloud-based analytical solutions provider for end-to-end supply chain analysis. Previously, Mr. Lux served from 2015 through 2020 as co-founder and director of supply chain logistics for Genuine Origin, a division of Volcafe & ED&F Man. He is a multilingual professional experienced in strategic planning for international operations, data analytics, financial modeling, logistics, purchasing, product development, supplier partnership management, process improvements, negotiations, e-business, and franchise development. Mr. Lux earned an MBA in Entrepreneurship from Babson’s F.W. Olin Graduate School of Business, an MSAS in E-Commerce from Boston University, and a B.A. in Economics from Roanoke College. In addition to his operational leadership of our company, Mr. Lux has experience in entrepreneurial ventures in the United States, Europe and South America where he developed international supply chains for the distribution of coffee, food goods, and after-market auto-parts as well as having created multiple market entry programs and brand development projects for new and existing companies, making him well qualified as a member of the Board.

Agustin Cabo, CFA, CMA, was appointed to serve as our CFO in March 2024, previously serving as Director of Finance of the company. Prior to this, he was the CFO at Americhem Sales Company (2020-2023). Agustin also served as an Associate of Strategic Business Development at Scientific Games International (2018-2020), Additionally, he worked as a Senior Research Analyst at Crisil Limited, an S&P company (2010-2016). He holds an M.B.A. from Emory University's Goizueta Business School, where he graduated in May 2018 as an Acosta International Scholar and a B.A. in Economics from University of Buenos Aires. Agustin is also a Chartered Financial Analyst (CFA) and a member of the CFA Institute, having earned his certification in September 2015, and a Certified Management Accountant (CMA) and member of the Institute of Management Accountants (IMA), certified in January 2024.

Dylan Glenn became a director of our company in May 2023. He has been a Senior Director at Eldridge, a diversified holding company headquartered in Greenwich, Connecticut, where he has been since October 2021. He is the former Chairman of Guggenheim KBBO Partners, Ltd., a Dubai-based joint venture partnership between the KBBO Group and Guggenheim Partners. Prior to this role, Mr. Glenn was Senior Managing Director of Guggenheim Partners, where he worked for nearly 15 years. While at Guggenheim Partners, Mr. Glenn worked mostly in two capacities. First, he coordinated the joint venture – Guggenheim KBBO Partners, Ltd., a merchant banking business which leveraged Guggenheim’s investment banking and asset management capabilities with an important strategic partner in the Middle East. Additionally, he led Guggenheim’s Government Relations effort in Washington and was a Member of the Guggenheim Partners Public Affairs Committee. Prior to joining Guggenheim, Mr. Glenn served as Deputy Chief of Staff to Governor Sonny Perdue of Georgia. As a Deputy Chief of Staff, Mr. Glenn was responsible for all External Affairs. Mr. Glenn also served in the White House in Washington, D.C. as Special Assistant for President George W. Bush for Economic Policy. He was a member of the National Economic Council team advising the President on various economic issues. Mr. Glenn is a director of the George W. Bush Presidential Center. Mr. Glenn is a Director of the Renewable Energy Group, a leading global producer and supplier of renewable fuels like biodiesel, renewable diesel, renewable chemicals and other products. He is also a Director of Intellicheck, Inc., a leading authentication services company, since March 2020. Additionally, he serves on the Board of Managers of Stonebriar Commercial Finance based in Plano, Texas. Mr. Glenn is a Trustee of Davidson College, where he earned his B.A. degree and is also a Trustee of the Episcopal High School at Alexandria, Virginia. Mr. Glenn’s extensive experience in finance and economics, insight into regulatory affairs and his expertise in oversight and governance gained through service in the public sector, bring unique and valuable perspective to our Board and make him well qualified to be a member of the Board.

Jared Levinthal has served as a Director of our company since December 2018. Mr. Levinthal, an attorney, is a partner with Lightfoot Franklin & White, PLLC in Houston, Texas. Mr. Levinthal is a graduate, with Honors, Order of the Coif, from the University of Texas School of Law. Mr. Levinthal is a graduate of Tulane University with a BA and is a member of the Texas Bar. Mr. Levinthal is well qualified to serve as a director due to his substantial knowledge and working knowledge in corporate governance and controls.

Andrew Suckling has served as a director of our company since August 2022. Mr. Suckling has over 25 years’ experience in the commodity industry and is currently the non-executive chairman of Cadence Minerals (AIM: KDNC), the non-executive director of Macarthur Minerals (TSX-V: MMS, ASX: MIO. Mr. Suckling started his professional career in 1994 as a trader on the London Metal Exchange, and subsequently became a founding partner, research analyst and trader with the multibillion fund management group, Ospraie. Mr. Suckling is a graduate of Brasenose College, Oxford University, earning a B.A. (Hons) in Modern History and an MA in Modern History. Mr. Suckling’s in-depth knowledge of the mining industry and the broad range of mineral companies in the industry make him well qualified as a member of the Board.

Justin Vorwerk has served as a director of our company since August 2022. For more than the past five years, Mr. Vorwerk has had a distinguished career in finance and capital markets, holding positions as a managing director in investment banking with Goldman Sachs, The Royal Bank of Scotland and Deutsche Bank Securities, as well as Donaldson, Lufkin & Jenrette and Credit Suisse, where he co-headed the financial sponsors group. Mr. Vorwerk also served as head of investment banking and capital markets at CRT Capital Group, where he structured debt and equity products and advised on mergers and acquisitions. Mr. Vorwerk holds an MBA from The University of Pennsylvania (Wharton) and attended Princeton University, where he earned an A.B. degree in Economics. Mr. Vorwerk has extensive knowledge of capital markets, making his input invaluable to the Board’s discussions of our capital raising initiatives.

Dr. Adam Lipson was appointed to our Board of Directors in July 2022. Dr. Lipson is a world-renowned neurosurgeon, serving for more than the past five years as managing partner of IGEA Brain, Spine & Orthopedics in New York City and New Jersey, a private medical practice generating $30-40 million annual revenue with 75 employees. He has over a decade of experience as a private investor in over 20 biotechnology and biomedical device companies. He has co-founded several other companies, including IGEA Ventures and STRYDD. He is passionate about finding technologies that facilitate advances in energy transition, biomedical devices and cancer therapeutics. Dr. Lipson is a graduate of Dartmouth College with a B.A. degree in Chemistry and History and M.D. degree from Harvard Medical School, Honors Society in Neuroscience, and was a Fulbright Fellow at Karolinska Institute in Stockholm, Sweden. Dr. Lipson’s leadership of numerous medical and other technology growth companies and as an investor in many early-stage companies make him well qualified as a member of the Board.

Term of Office

Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are held at such time each year as designated by the Board of Directors. Our officers are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of shareholders. Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

Committees of the Board of Directors

We do not currently have any committees of the Board of Directors. We consider a majority of our Board members (consisting of Messrs. Glenn, Levinthal, Suckling and Vorwerk) to be independent directors under NYSE American rules.

Corporate Governance

We do not currently have an audit committee, compensation committee, or nominating and corporate governance committee. To date, the functions of each such committee have been performed by the entire Board of Directors. As part of our application to have our shares of common stock trade on the NYSE American, our corporate governance structure will be enhanced by, among other things, forming required Board committees with qualified individuals.

Item 11. Executive Compensation

The following table discloses compensation received by our Co-Chief Executive Officers, David Graber and Sebastian Lux, for the years ended December 31, 2023, and 2022.

The following table also sets forth information regarding all cash and non-cash compensation earned by or paid to the executive officers of the Company who served during the fiscal year ended December 31, 2023, for services in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant Awards ($)	All Other Compensation ($)	Total ($)
David Graber	2022	-	-	-	-	-	-
Co-CEO	2023	200,000					200,000
Sebastian Lux	2022	106,667	-	-	-	-	106,667
Co-CEO, President, CFO	2023	240,000					240,000

Employment Arrangements

Messrs. Graber and Lux, in consultation with our independent directors, have agreed to receive a monthly salary as our Co-Chief Executive Officers at a rate of $20,000. Of this amount, $15,000 is payable in cash and $5,000 is accrued until such time as we are able to make the payment. Both Messrs. Graber and Lux work full time for our company and there is no set term for their employment.

Directors Compensation

Our non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 16,667 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. As of December 31, 2023, the Company had no options outstanding under the Plan to employees, directors and outside consultants.

On November 16, 2017, the Company’s Board of Directors approved the increase of the 33,333 shares reserved under the Plan. On November 22, 2017, stockholders of the Company holding a majority of the outstanding shares of the Company’s common stock approved, by written consent, an increase in the number of shares reserved under the Plan by 33,333 shares. After this increase of 33,333 shares, the total number of shares of common stock reserved under the Plan totals 50,000 shares.

 Limitation on Liability and Indemnification of Officers and Directors

Our certificate of Incorporation provides that no director will be liable to our company or our stockholders for monetary damages for breach of fiduciary duty acting in his/her capacity as a director, except for liability (i) for any breach of the duty of loyalty to us or our stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporation Law (the “DGCL”); or, (iv) for any transaction from which the director derived an improper personal benefit. If the DGCL is amended to authorize corporate action further limiting or eliminating the personal liability of a director, then the liability of a director to us shall be limited or eliminated to the fullest extent permitted by the DGCL, as so amended from time-to-time.

Our certificate of incorporation and bylaws provide that we will indemnify any director, officer, employee, fiduciary, or agent of our company (each a “Covered Person”) who was or is made or is threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Proceeding”), other than a Proceeding by or in the right of our company, by reason of the fact that such person is or was a Covered Person, or, while a Covered Person, or is or was serving at the request of our company as a Covered Person of another corporation, partnership, joint venture, trust or other enterprise, against all liability and loss suffered and expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with such Proceeding if such person acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of our company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that such person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of our company and, with respect to any criminal action or proceeding, had reasonable cause to believe that such person’s conduct was unlawful. We will also have the power to indemnify our Covered Persons as set forth in the DGCL or other applicable law.

Our certificate of incorporation and bylaws also provide that we will indemnify any person who was or is made a party or is threatened to be made a party to any Proceeding by or in the right of our company to procure a judgment in its favor by reason of the fact that such person is or was a Covered Person of our company or is or was serving at the request of our company as a Covered Person of another corporation, partnership, joint venture, trust or other enterprise, against all liability and loss suffered and expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of our company and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to our company unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery of the State of Delaware or such other court shall deem proper. Notwithstanding the foregoing, our company shall be required to indemnify a person in connection with a Proceeding (or part thereof) commenced by such person only if the commencement of such Proceeding (or part thereof) by such person was authorized in the specific case by the Board.

Our bylaws further provide that, to the extent that a Covered Person has been successful on the merits or otherwise in defense of any Proceeding referred to above, or in defense of any claim, issue or matter therein, we will indemnify such person against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection therewith.

Expenses actually and reasonably incurred by a Covered Person in defending a civil or criminal Proceeding may be paid by our company in advance of the final disposition of such Proceeding upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by our company. Such expenses may be so paid upon such terms and conditions, if any, as the Board deems appropriate.

We may purchase and maintain insurance on behalf of any person who is or was a Covered Person, or is or was serving at the request of our company as a Covered Person of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of his status as such, whether or not our company would have the power to indemnify such person against such liability under the provisions of our bylaws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 1, 2024, there were 11,375,459 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of April 1, 2024, by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is at 500 West Putnam Avenue, Suite 400, Greenwich, CT, 6830.

The following table sets forth, as of April 1, 2024, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock; (ii) each director of the Company; (iii) each of the named executive officers; and, (iv) all executive officers and directors of the Company as a group:

	Number of Shares		Percentage of
Name and Address(1)	Beneficially Owned(2)		Outstanding Shares(3)

Executive Officers & Directors
David Graber	4,003,806	(4)	35.2%
Sebastian Lux	115,602		1.0%
Dylan Glenn	5,556		< 1.0%
Jared Levinthal	6,556		< 1.0%
Andrew Suckling	5,556		< 1.0%
Justin Vorwerk	8,924		< 1.0%
Dr. Adam Lipson	1,627,610		14.3%
Agustin Cabo	-		< 1.0%
All Current Executive Officers and Directors as a Group (8 Persons)	5,773,610		50.5%

5% Shareholders
David Graber	4,003,806	(4)	35.2%
Dr. Adam Lipson	1,627,610		14.3%
Marilyn Kane	1,815,058	(5)	16.0%

(1)	The mailing address for each officer and director is c/o American Battery Materials, Inc., 500 West Putnam Avenue, Suite 400, Greenwich, CT 06830.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of April 1, 2024. In determining the percent of common stock owned by a person or entity as of April 1, 2024 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities; and, (b) the denominator is the sum of (i) the total shares of common stock outstanding as of April 1, 2024, which is 11,375,459, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Based on 11,375,459 outstanding shares as of April 1, 2024.

(4)	Includes shares owned by Cobrador Multi-Strategy Partners, LP, of which Mr. Graber is the managing partner.

(5)	Includes shares owned by (i) Automated Retail Leasing Partners, LP, of which Ms. Kane is the managing partner, and (ii) AJS Properties LLC, of which Ms. Kane is the manager. Mr. Graber owns a non-controlling interest in Automated Retail Leasing Partners.

Changes in Control

The issuance of 50,000 shares of Series A Preferred Stock to Dr. Adam Lipson on August 23, 2022, was a change in control as it afforded Dr. Lipson the voting power of 60% of all shares of common stock issued and outstanding, giving Dr, Lipson voting control over all matters submitted to a vote of the common stockholders. The preferred stock was converted to common stock on August 23, 2023. We are not aware of any other arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Given our small size and limited financial resources to date, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant stockholders. While we satisfy the requirements of the DGCL for such related party transactions, we intend to establish additional formal policies and procedures in the future so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.

Director Independence

As our common stock is currently quoted on the OTC Pink Open Market, we are not subject to the rules of any national securities exchange that requires a majority of a listed company’s directors and specified committees of the board of directors to meet independence standards prescribed by such rules. However, we consider a majority of our Board members (consisting of Messrs. Glenn, Levinthal, Suckling and Vorwerk) to be independent directors in accordance with NYSE American listing rules.

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the professional audit services and other services rendered to us by GreenGrowth CPAs for the last two quarters of our fiscal year ended December 31, 2023, and Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC), for audit and review services for the year ended December 31, 2022, and first two quarters of 2023. All fees described below were approved by Board:

Fee Type	2023	2022
Audit Fees(1)	$40,082	$38,034
Audit-Related Fees(2)	–	–
Tax Fees(3)	–	–
All Other Fees(4)	–	1,000
Total

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Pinnacle in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	“Tax Fees” consist of fees billed for professional services rendered by Pinnacle for tax compliance, tax advice, and tax planning.

(4)	“All Other Fees” consist of fees billed for products and services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees.

Audit-Related Fees

During 2023 and 2022, there were no fees paid to our principal accountants in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. No other fees were billed by principal accountants for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed by principal accountants during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by principal accountants in 2023 or 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report:

(1)	The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

(2)	Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)	Report of Independent Registered Public Accounting Firm.

(4)	Notes to Financial Statements.

(b)	Exhibits:

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.2	Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.3	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).

3.4	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2018).

3.5	Certificate of Designation for Series A Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2022).

3.6	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2022).

4.1	Description of Securities

21.1	Subsidiaries of the Registrant.*

31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Interim Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

96.1	Technical Report. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 12, 2024)

101	Interactive Data files pursuant to Rule 405 of Regulation S-T.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

The Company has elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BATTERY MATERIALS, INC.

Date: April 1, 2024	BY:	/s/ David Graber
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Graber	Chief Executive Officer and Chairman	April 1, 2024
(Principal Executive Officer)

/s/ Agustin Cabo	Chief Financial Officer	April 1, 2024
(Principal Financial and Accounting Officer)

/s/ Sebastian Lux	President, Chief Operating Officer, Director	April 1, 2024

/s/ Dylan Glenn	Director	April 1, 2024

/s/ Jared Levinthal	Director	April 1, 2024

/s/ Andrew Suckling	Director	April 1, 2024

/s/ Justin Vorwerk	Director	April 1, 2024

/s/ Dr. Adam Lipson	Director	April 1, 2024