Form 10-Q
period 2024-03-31
AMERICAN BATTERY MATERIALS, INC.
filed 2024-05-15
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Common Stock

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

The number of shares of registrant’s common stock outstanding as of May 15, 2024: 11,612,709.

AMERICAN BATTERY MATERIALS, INC.

FORM 10-Q

For the Three months ended March 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$26,490	$7,376
Prepaid expenses and other assets	107,871	143,202
Total current assets	134,361	150,578
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$340,361	$356,578

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$199,867	$164,948
Accrued expenses	408,668	449,196
Accrued interest	16,451	251,570
Promissory notes payable, net of discount	260,471	300,000
Promissory notes payable – related party	-	175,000
Convertible notes payable, net of discount	2,869,691	1,971,503
Convertible notes payable – related party	422,787	25,000
Current capital lease obligation	36,254	36,254
Total current liabilities	4,214,189	3,373,471
Total Liabilities	4,214,189	3,373,471

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 11,612,709 and 11,373,793 shares issued and outstanding, respectively	11,612	11,373
Additional paid in capital	17,218,082	17,211,373
Accumulated deficit	(21,103,522)	(20,239,639)
Total stockholders’ deficit	(3,873,828)	(3,016,893)
Total liabilities and stockholders’ deficit	$340,361	$356,578

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Operating Expenses
General and administrative	$264,035	$446,476
Total operating expenses	264,035	446,476

Operating loss	(264,035)	(446,476)

Other Expenses / Income
Gain (loss) on settlement of liabilities	(516,083)	67,984
Fair value of stock issued for note modification	(5,382)	-
Interest expense	(78,383)	(10,154)
Total other expenses / income	(599,848)	57,830

Income (loss) from operations before income taxes	(863,883)	(388,646)

Provision for income taxes	-	-

Net Income (Loss)	$(863,883)	$(388,646)

Net loss per share – basic and diluted	$(0.08)	$(0.00)

Weighted average common shares – basic and diluted	11,379,895	10,915,087

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	50,000	5	10,818,522	10,819	16,543,601	(17,854,837)	(1,300,412)
Shares issued for warrant exercise	-	-	165,789	166	188,834	-	189,000
Shares issued for cashless exercise of warrants	-	-	8,987	9	(9)	-	-
Net loss	-	-	-	-	-	(388,646)	(388,646)
Balance as of March 31, 2023	50,000	5	10,993,298	10,994	16,732,426	(18,243,483)	(1,500,058)

Balance as of December 31, 2023	-	-	11,373,793	11,373	17,211,373	(20,239,639)	(3,016,893)
Shares issued for services	-	-	1,666	2	1,564	-	1,566
Shares issued for note modification	-	-	237,250	237	5,145	-	5,382
Net loss	-	-	-	-	-	(863,883)	(863,883)
Balance as of March 31, 2024	-	-	11,612,709	11,612	17,218,082	(21,103,522)	(3,873,828)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(863,883)	$(388,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,566	-
Gain/loss on settlement of liabilities	516,083	(67,984)
Fair value of stock issued for note modification	5,382	-
Amortization of debt discount	20,235	-
Changes in operating assets and liabilities:	-
Prepaid expenses and other assets	35,331	52,144
Accounts payable and accrued expenses	146,799	77,419
Accrued interest	52,601	9,454
Net cash used in operating activities	(85,886)	(317,613)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	105,000	1,100,000
Proceeds from convertible notes – related party		25,000
Proceeds from warrant exercises		189,000
Net cash provided by financing activities	105,000	1,314,000
		-
Net increase (decrease) in cash	19,114	996,387

Cash, beginning of period	7,376	42,582

Cash, end of period	$26,490	$1,038,969

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$316,211	$-
Receivable for convertible notes		$400,000
Cashless exercise of warrants	$-	$2,696

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Three months ended March 31, 2024 and 2023

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

On April 25, 2023, the Company formed Mountain Sage Minerals, LLC, a Utah limited liability company, of which it is the 100% owner. The Company will look to expand its holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities through this new LLC.

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

The Company has been moving forward with its strategy of employing advanced brine extractive technology methodologies and has been in talks with numerous extraction providers. Selective mineral extraction is clearly the most cost-effective and ESG friendly approach currently available. Technologies are being utilized that can extract the desired minerals and metals from the brine and then re-inject the brines back down into the aquifer. The prospective partners have been provided the analytical results from the technical reports, but will soon provide current results, analytical, geotech modeling, aquifer modeling, recharge, flows and depth.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $863,883 during the three months ended March 31, 2024, has accumulated losses totaling $21,103,522, and has a working capital deficit of $4,079,828 as of March 31, 2024. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,260 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, and December 31, 2023, there were approximately 290,000 shares potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the three months ended March 31, 2024 and 2023 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all stock-based awards granted to employees, directors and non-employees to be measured at grant date fair value of the equity instrument issued and recognized as expense. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equivalent to the vesting period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The measurement date for the non-forfeitable awards to non-employees that vest immediately is the date the award is issued.

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

The Company recognized $0 revenue during the three months ended March 31, 2024 and 2023.

Recent Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for public business entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021 and for all other entities for fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities no earlier than for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effects this ASU will have on its financial statements.

The Company has examined all other recent accounting pronouncements and determined that they will not have a material impact on its financial position, results of operations, or cash flows.

Note 4 - Debt

Promissory Notes Payable

In 2014 and 2016, the Company issued two promissory notes in the total principal amount of $70,000; a $40,000 Note issued Dec 19, 2014; and, a $30,000 Note issued on March 29, 2016. Each note had a one-year maturity date; was governed by California law; bears interest at 10% per annum; and, requires notice from the holder in order for the respective Note to be in default. The holder of each Note has failed to provide a notice of default under either Note. Further, enforceability of each Note is uncertain as California law has a 6-year statute of limitations (commences on the maturity date) to initiate a collection action on a note. At December 31, 2023, neither of the Notes was in default and the balance outstanding was $70,000.

During the year ended December 31, 2016, the Company issued two additional unsecured promissory notes and borrowed an aggregate amount of $80,000. $30,000 is represented by a note issued on Sept 23, 2016. This note had a one-year maturity date; was governed by California law; bears interest at 10% per annum; and, requires notice from the holder in order to be in default. The holder of this Note has failed to provide a notice of default. Further, enforceability of this Note is uncertain as California law has a 6-year statute of limitations (commences on the maturity date) to initiate a collection action on a note. At December 31, 2023, this Note was not in default and the balance outstanding was $30,000. $50,000 is represented by a note issued on Nov 20, 2016. During the year ended December 31, 2022, total principal and accrued interest in the amount of $50,000 of principal and $27,972 of interest were converted into a $95,088 convertible note dated September 23, 2022. The replacement note was converted in shares of our common stock during the quarter ended December 31, 2022. As of December 31, 2023, the original $50,000 note was no longer issued and outstanding.

Accrued interest at December 31, 2023 on these notes totaled $134,414.

During the three months ended March 31, 2024, the above mentioned promissory notes were forgiven. The principal in the amount of $100,000 and accrued interest in the amount of $2,997 were exchanged by the new convertible note in the amount of $102,997. Accrued interest in the amount of $131,417 was forgiven by noteholder.

During the year ended December 31, 2022, the Company entered into 5 promissory note agreements in the aggregate amount of $250,000, of which $175,000 with the related parties. The notes have a 1-year term, bear interest of 7% and 9% if paid in cash. During the year ended December 31, 2023, due dates of 4 promissory notes were extended for 7 – 9 months, of which 3 notes with related parties for $175,000. A total of 1,010,402 shares of common stock were issued to related party in connection with the agreement of the holder to extend the maturity date of a $100,000 note. The outstanding principal balance was $250,000 as of December 31, 2023. Accrued interest at December 31, 2023 on these notes totaled $19,880.

During the three months ended March 31, 2024:

-	2 promissory note agreements with the related party in the aggregate amount of $75,000 and accrued interest in the amount of $2,710 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.
-	1 promissory note in the aggregate amount of $50,000 and accrued interest in the amount of $5,322 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.
-	1 promissory note agreement with the related party in the aggregate amount of $100,000 and accrued interest in the amount of $10,500 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.
-	1 promissory note agreement in the aggregate amount of $25,000 was amended with increase in principal to $35,471, increase of intertest rate from 9% to 10% and extended for 1 year. A total of 3,250 shares of common stock were issued as additional consideration for the note amendment. Accrued interest as of March 31, 2024 was $30.

During the year ended December 31, 2023, the Company entered into short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 8,500,000 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan. On December 29, 2023, the promissory note was bought by another holder not affiliated with the Company, then exchanged by a new note on January 1, 2024 with an increase of principal to $175,000 and interest rate of 10%. During the three months ended March 31, 2024 the note was extended to June 30, 2024, increasing principal to $225,000. Accrued interest as of March 31, 2024 was $4,743.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note has a 1 year term, bears interest of 9% and has a conversion price equal to the lesser of (1) the most recent issuance price; or, (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of December 31, 2023. Accrued interest as of December 31, 2023 was $1,881. During the three months ended March 31, 2024, total principal in the amount of $25,000 and accrued interest in the amount of $2,574 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

During the year ended December 31, 2023, the Company entered into Note Purchase Agreements with seven investors not affiliated with the Company (the “Purchasers”) pursuant to which the Purchasers purchased from the Company convertible notes (the “Convertible Notes”) with an aggregate principal amount of $2,000,000. A total of 20,171,633 shares of common stock were issued according to the note agreements or as additional consideration for the issuance of the notes. The outstanding principal and accrued interest balances at December 31, 2023 were $2,000,000 and $95,396, respectively.

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

During the three months ended March 31, 2024, notes with six investors not affiliated with the Company were amended with increase in principal from $1,800,000 to $2,469,229, increase of intertest rate from 7.5% to 10% and extended until September 30, 2024. A total of 234,000 shares of common stock were issued according to the note agreements or as additional consideration for the note amendment. As of March 31, 2024 total principal and accrued interest on these seven notes totaled $2,669,229 and $9,872, respectively.

During the three months ended March 31, 2024, the Company entered into seven convertible promissory note agreements in the aggregate amount of $631,511, of which $422,787 with the related parties. The Convertible Notes provide for a maturity of 10 and 12-months; 7.5% and 8% interest per annum. Accrued interest as of March 31, 2024 was $1,806.

Scheduled maturities of debt remaining as of March 31, 2024 for each respective fiscal year end are as follows:

2024	$2,847,384
2025	705,565
Total	$3,552,949

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018, the Company entered into various capital lease agreements. The leases expire at various points through the three months ended March 31, 2024.

The following schedule provides minimum future rental payments required as of March 31, 2024.

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

On October 20, 2022, in addition to the Name Change and the Authorized Share Increase, the holder of 63.86% of the issued and outstanding shares of stock of the Company entitled to vote took action by written consent and without a meeting, pursuant to Delaware General Corporate Law Section 228 and adopted and approved the following actions:

1.	Future amendment of the Company’s Certificate of Incorporation to implement a decrease in the authorized shares of the Company’s Common Stock from 4,500,000,000 to a number of not less than 10,000,000 and not more than 2,000,000,000 (the “Authorized Share Reduction”), at any time prior to October 20, 2023 (the “Anniversary Date”), with the Board having the discretion to determine whether or not the Authorized Share Reduction is to be effected, and if effected, the exact number of the Authorized Share Reduction within the above range.

2.	Future amendment of the Company’s Certificate of Incorporation to implement a reverse stock split of the Company’s Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-1,000, (the “Reverse Split”), at any time prior to the Anniversary Date, with the Board having the discretion to determine whether or not the Reverse Split is to be effected and if effected, the exact ratio for the Reverse Split within the above range.

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of March 31, 2024 and December 31, 2023, there were 10,000,000 shares of preferred stock authorized, and 0 and 0 shares issued and outstanding, respectively.

Common Stock

The Company has authorized 4,500,000,000 shares of common stock, with 11,612,709 and 11,373,793 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, the Company issued 1,666 shares of common stock for services valued at $1,566 and 237,250 shares of common stock for note modification.

During the three months ended March 31, 2023, the Company issued 165,789 shares of common stock upon warrant exercises for an aggregate exercise price of $189,000, and 8,987 shares of common stock upon cashless warrant exercise.

Note 7 - Stock Options and Warrants

Warrants

As of March 31, 2024, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2018 Warrants –financing	3,166	$1.14	September - November 2024
2019 Warrants –financing	33,333	$1.50	March - October 2024
2019 Warrants for services	10,000	$1.50	March - April 2024
2020 Warrants for services	10,000	$1.50	February 2025
2022 Exchange warrants	237,231	$1.14	September 2025
Total	293,730

A summary of all warrant activity for the three months ended March 31, 2024, is as follows:

Post-split	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2023	297,064	$1.34	2.32
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(3,334)	1.50	-
Balance outstanding at March 31, 2024	293,730	$1.21	1.29
Exercisable at March 31, 2024	293,730	$1.21	1.29

The intrinsic value of the outstanding warrants as of March 31, 2024, was $0, as the exercise prices exceeded the common stock’s fair market value per share on that date.

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

Note 8 Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand our results of operations and financial condition as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. This discussion and analysis is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements”. Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 1, 2024 and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, any ongoing effects of the Covid-19 pandemic, including resurgences and the emergence of new variants and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude, or the extent to which they may negatively impact our business.

Objective

The objective of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is to provide users of our financial statements with the following:

●	a narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

●	useful context to the financial statements; and

●	information that allows assessment of the relationship between our past performance and future performance.

This Management’s Discussion and Analysis is a supplement to, and should be read together with, our financial statements, including notes, referenced elsewhere in this report, and is provided to enhance your understanding of our operations and financial condition. Due to rounding, some parts of this discussion may not sum or calculate precisely to the totals and percentages provided in the tables.

The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the consolidated financial statements and footnotes that appear elsewhere in this Quarterly Report on Form 10-Q.

Overview and Outlook

We are a U.S. based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. We formerly developed, marketed and distributed various self-serve electronic kiosks and mall/airport co-branded islands throughout North America. Due to the nationwide shutdown related to the Covid-19 pandemic, we spent a portion of 2020 restructuring and retiring certain corporate debt and obligations and focusing on implementing a new operational direction.

Through the corporate reorganization and repositioning process, we found ourselves with the unique opportunity to acquire mining claims that historically reported high levels of lithium and other technical minerals crucial to produce batteries used in many technology products and markets. We hired and affiliated ourselves with industry veterans that bring decades of experience, credibility and relationships.

On November 5, 2021, we acquired the rights to 102 federal mining claims located in the Lisbon Valley of Utah for $100,000 plus the future payment of royalties based on a percentage of the net revenue from the sale of lithium produced from a portion of the mining property. The acquisition was driven by historical mineral data from seven existing wells with brine aquifer access. We are defined as an exploration stage issuer, under SEC Regulation S-K Item 1300. An independent third-party technical report indicated that further investment and development in the claims was warranted, although no determination has been made whether we have any reserves of minerals. Similarly, no determination has been made whether mineralization could be economically and legally produced or extracted. We have no mineral reserves as defined by Regulation S-K Item 1300 and have had no mining revenue to date.

In July 2023, we acquired and staked additional lithium mining claims adjacent to our Lisbon Valley Project in Utah. The new claims have been registered with the BLM. We now own a total of 743 placer claims over 14,320 acres (approximately 22 square miles), comprised of the 102 original mining claims and 641 new claims.

On April 25, 2023, we formed Mountain Sage Minerals, LLC, a Utah limited liability company. We plan to expand our holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities through this entity.

On June 1, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seaport Global Acquisition II Corp. (“SGII”) and Lithium Merger Sub, Inc., a wholly owned subsidiary of SGII. SGII is a blank check company, also referred to as a special purpose acquisition company, formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. As a result of the Merger Agreement, we would have become a wholly owned subsidiary of SGII. Following material changes to the transaction proposed by SGII making the transaction untenable to us, on November 20, 2023, SGII notified us that it had elected to terminate the Merger Agreement.

We have been moving forward with our strategy of employing advanced brine extractive technology methodologies and have been in talks with numerous extraction providers. Selective mineral extraction is the most cost-effective and ESG friendly approach currently available. Technologies are being utilized that can extract the desired minerals and metals from the brine and then re-inject the brines back down into the aquifer. The prospective partners have been provided the analytical results from the technical reports, but will soon provide current results, analytical, geotech modeling, aquifer modeling, recharge, flows and depth. We will need funding to support continuing operations and support our growth strategy and we will need to finance operations by offering any combination of equity offerings, debt financing, collaborations, strategic alliances or other licensing arrangements. There is no assurance we will be able to raise sufficient capital to finance our operations.

Results of Operations

Three months ended March 31, 2024, Compared to Three months ended March 31, 2023

Revenue

For the three months ended March 31, 2024, and 2023, our company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2024, were $264,035, a decrease of $182,411 or 41%, compared to $446,476 for the three months ended March 31, 2023. The decrease in operating expenses was mainly due to a decrease in professional fees.

In addition, we initiated construction strategies based on reports from RESPEC Company LLC, the Company’s geotech, engineering and resource management partner, for geological modeling and drill entry design and related planning.

Gain (Loss) on Settlement of Liabilities

During the three months ended March 31, 2024, our company recorded a loss on settlement of liabilities of $516,083. During the three months ended March 31, 2023, our company recorded a gain on settlement of liabilities of $67,984, consisting of $7,008 in principal and $60,976 in interest forgiven by creditors.

Fair Value of Stock Issued for Note Modification

During the three months ended March 31, 2024, our company recorded a fair value of stock issued for note modification of $5,382. No such transactions were noted during the three months ended March 31, 2023.

Interest Expense

Interest expense for the three months ended March 31, 2024, was $78,383, as compared to $10,154 during the three months ended March 31, 2023.

Net Loss

As a result of the foregoing, the net loss for the three months ended March 31, 2024, was $863,883 as compared to the net loss of $388,646 during the three months ended March 31, 2023.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $863,883 during the three months ended March 31, 2024, had accumulated losses totaling $21,103,522, and a working capital deficit of $4,079,828 as of March 31, 2024. These factors, among others, indicate that our company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since we acquired our first mining claims in November 2021, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. Our company will need to raise additional financing in order to fund its operations for the next 12 months and to allow us to continue the development of its business plans and satisfy its obligations on a timely basis. Should additional financing not be available, we will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance that our company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all and we may not obtain the capital we require by other means. Unless we can attract additional investment, our operating as a going concern is in doubt.

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

Cash Flows from Operating Activities

During the three months ended March 31, 2024, our company used $85,886 of cash in operating activities as a result of our net loss of $863,883, offset by loss on debt settlement of $516,083 and amortization of debt discount of $20,235, fair value of stock issued for note modification of $5,382, share-based compensation of $1,566, and net changes in operating assets and liabilities of $110,814.

During the three months ended March 31, 2023, our company used $317,613 of cash in operating activities as a result of our net loss of $388,646, increased by gain on debt settlement of $67,984 and offset by net changes in operating assets and liabilities of $139,017.

Cash Flows from Investing Activities

During the three months ended March 31, 2024 and 2023, our company had no investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, financing activities provided $105,000 in proceeds from convertible notes.

During the three months ended March 31, 2023, financing activities provided $1,314,000, resulting from $1,125,000 in proceeds from convertible notes, and $189,000 in proceeds from the exercise of warrants.

Amendments to Outstanding Promissory Notes

On various dates from April 1 to April 8, 2024, with an effective date as of March 29, 2024, we entered into the following transactions regarding our outstanding promissory notes:

●	Pursuant to a Convertible Note Amendment Agreement with each of five investors holding convertible notes in the aggregate principal amount of $1,750,000 with accrued interest of $125,646, each of these investors agreed to (a) extend the maturity date of their note to the earlier of (i) September 30, 2024 or (ii) the closing of an “uplisting” transaction in which our common stock is traded on a national securities exchange and (b) impose a limitation on their conversions so that the investor will not effect a conversion under its note until the earlier of (i) the uplisting transaction closing or (ii) July 1, 2024.

●	Pursuant to a Convertible Note Amendment Agreement with one investor holding a convertible note in the principal amount of $50,000 with accrued interest of $3,583, the investor agreed to: (a) extend the maturity date of its note to the earlier of (i) March 31, 2025 or (ii) the closing of an uplisting transaction in which our common stock is traded on a national securities exchange and (b) impose a limitation on its conversions so that the investor will not effect a conversion under its note until the earlier of (i) the uplisting transaction closing or (ii) the maturity date.

●	Pursuant to a Promissory Note Amendment Agreement with one investor holding a promissory note in the principal amount of $25,000 with accrued interest of $2,971, the investor agreed to: (a) extend the maturity date of its note to the earlier of (i) March 31, 2025 or (ii) the closing of an uplisting transaction in which our common stock is traded on a national securities exchange and (b) impose a limitation on conversions so that the investor will not effect a conversion under its note until the earlier of (i) the uplisting transaction closing or (ii) the maturity date.

In consideration for the extensions of the maturity date and agreement not to convert their notes, the principal amount due under each note was increased by 30% and the interest rate of each note was increased to 10% beginning on the effective date of March 29, 2024. We negotiated the note amendments with the investors, all of whom are unaffiliated with our company, on an arm’s-length basis. As additional consideration for each note amendment, we also issued to the investors a total of 237,250 shares of our common stock on a pro rata basis.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to our short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by us. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

●	Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Certain warrants issued by us contain terms that result in the warrants being classified as derivative liabilities for accounting purposes. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David Graber, who serves as our Chief Executive Officer and Chairman of the Board, Sebastian Lux, who serves as our President and Chief Operating Officer and Agustin Cabo, who serves as our Chief Financial Officer and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of March 31, 2024 that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

●	We do not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represents a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represents a material weakness.

●	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Notwithstanding the identified material weaknesses, Senior Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the Securities and Exchange Commission on April 1, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, our company is not required to provide any additional information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information represents securities sold by our company during the period covered by this Quarterly Report and the subsequent period, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. All issuances were exempt under Section 4(a)(2) of the Securities Act unless otherwise noted.

On January 31, 2024, our company issued 833 shares of its common stock for services rendered.

On February 23, 2024, our company issued 833 shares of its common stock for services rendered.

On March 29, 2024, our company issued 237,250 shares of its common stock in consideration for the extension of maturity dates of 6 convertible notes and a promissory note. Additionally, the principal amount due under each note was increased by 30% and the interest rate of each note was increased to 10% beginning on the effective date of March 29, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).
3.2	Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).
3.3	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).
3.4	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2018).
3.5	Certificate of Designation for Series A Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2022).
3.6	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2022).
3.7	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2023).
4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 21, 2023).
10.1	Form of Note Amendment and Extension Agreement between the Company and investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.2*	Certificate of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
32.2*	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2024	AMERICAN BATTERY MATERIALS, INC.

	By:	/s/ David E. Graber
David E. Graber
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Agustin Cabo
Agustin Cabo
Chief Financial Officer
(Principal Financial and Accounting Officer)

