Form 10-Q
period 2024-06-30
AMERICAN BATTERY MATERIALS, INC.
filed 2024-08-14
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

800-998-7962

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BLTH	N/A

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

The number of shares of registrant’s common stock outstanding as of August 14, 2024: 11,674,934.

AMERICAN BATTERY MATERIALS, INC.

FORM 10-Q

For the quarter ended June 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$18,404	$7,376
Prepaid expenses and other assets	125,347	143,202
Total current assets	143,751	150,578
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$349,751	$356,578

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$274,400	$164,948
Accrued expenses	602,842	449,196
Accrued interest	102,490	251,570
Promissory notes payable, net of discount	260,471	300,000
Promissory notes payable – related party	179,182	175,000
Convertible notes payable, net of discount	2,874,193	1,971,503
Convertible notes payable – related party	422,787	25,000
Current capital lease obligation	36,254	36,254
Total current liabilities	4,752,619	3,373,471
Total Liabilities	4,752,619	3,373,471

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 11,674,934 and 11,373,793 shares issued and outstanding, respectively	11,675	11,373
Additional paid in capital	17,239,714	17,211,373
Accumulated deficit	(21,654,257)	(20,239,639)
Total stockholders’ deficit	(4,402,868)	(3,016,893)
Total liabilities and stockholders’ deficit	$349,751	$356,578

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Operating Expenses
General and administrative	$445,791	$1,094,066	$709,826	$1,540,542
Total operating expenses	445,791	1,094,066	709,826	1,540,542

Operating loss	(445,791)	(1,094,066)	(709,826)	(1,540,542)

Other Expenses / Income
Gain (loss) on settlement of liabilities	-	-	(516,083)	67,984
Fair value of stock issued for note modification	(9,000)	-	(14,382)	-
Interest expense	(95,944)	(37,063)	(174,327)	(47,217)
Total other expenses / income	(104,944)	(37,063)	(704,792)	20,767

Income (loss) from operations before income taxes	(550,735)	(1,131,129)	(1,414,618)	(1,519,775)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(550,735)	$(1,131,129)	$(1,414,618)	$(1,519,775)

Net loss per share – basic and diluted	$(0.05)	$(0.10)	$(0.12)	$(0.00)

Weighted average common shares – basic and diluted	11,654,312	11,089,888	11,517,104	11,002,970

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Six months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	50,000	5	10,818,522	10,819	16,543,601	(17,854,837)	(1,300,412)
Shares issued for warrant exercise	-	-	183,056	183	373,467	-	373,650
Shares issued for cashless exercise of warrants	-	-	187,845	188	188,812	-	189,000
Net loss	-	-	-	-	-	(1,519,775)	(1,519,775)
Balance as of June 30, 2023	50,000	5	11,189,423	11,190	17,105,880	(19,374,612)	(2,257,537)

Balance as of December 31, 2023	-	-	11,373,793	11,373	17,211,373	(20,239,639)	(3,016,893)
Shares issued for services	-	-	41,391	42	14,219	-	14,261
Shares issued for note modification	-	-	259,750	260	14,122	-	14,382
Net loss	-	-	-	-	-	(1,414,618)	(1,414,618)
Balance as of June 30,2024	-	-	11,674,934	11,675	17,239,714	(21,654,257)	(4,402,868)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(1,414,618)	$(1,519,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	14,261	373,650
Gain/loss on settlement of liabilities	516,083	(67,984)
Fair value of stock issued for note modification	14,382	-
Amortization of debt discount	24,737	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	17,855	(58,454)
Accounts payable and accrued expenses	415,506	(265,385)
Accrued interest	138,640	46,517
Net cash used in operating activities	(273,154)	(1,491,431)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	(106,000)
Net cash provided by (used in) investing activities	-	(106,000)

Cash Flows from Financing Activities
Proceeds from convertible notes	25,000	1,575,000
Proceeds from convertible notes – related party	80,000	-
Proceeds from promissory notes	179,182	-
Proceeds from warrant exercises	-	189,000
Net cash provided by financing activities	284,182	1,764,000
		-
Net increase (decrease) in cash	11,028	166,569

Cash, beginning of period	7,376	42,582

Cash, end of period	$18,404	$209,151

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$440,129	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months ended June 30, 2024 and 2023

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $1,414,618 during the six months ended June 30, 2024, has accumulated losses totaling $21,654,257, and has a working capital deficit of $4,608,868 as of June 30, 2024. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,260 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, and December 31, 2023, there were approximately 549,951 and 657,407 shares  respectively, potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the six months ended June 30, 2024 and 2023 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

The Company recognized $0 revenue during the six months ended June 30, 2024 and 2023.

Recent Accounting Pronouncements

The Company has examined recent accounting pronouncements and determined that they will not have a material impact on its financial position, results of operations, or cash flows.

Note 4 – Debt

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

During the six months ended June 30, 2024, the above mentioned promissory notes were forgiven. The principal in the amount of $100,000 and accrued interest in the amount of $2,997 were exchanged by the new convertible note in the amount of $102,997. Accrued interest in the amount of $131,417 was forgiven by noteholder.

During the year ended December 31, 2022, the Company entered into 5 promissory note agreements in the aggregate amount of $250,000, of which $175,000 with the related parties. The notes have a 1-year term, bear interest of 7% and 9% if paid in cash. During the year ended December 31, 2023, due dates of 4 promissory notes were extended for 7 – 9 months, of which 3 notes with related parties for $175,000. A total of 168,400 shares of common stock were issued to related party in connection with the agreement of the holder to extend the maturity date of a $100,000 note. The outstanding principal balance was $250,000 as of December 31, 2023. Accrued interest at December 31, 2023 on these notes totaled $19,880.

During the six months ended June 30, 2024:

●	Two (2) promissory note agreements with the related party in the aggregate amount of $75,000 and accrued interest in the amount of $2,710 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

●	One (1) promissory note in the aggregate amount of $50,000 and accrued interest in the amount of $5,322 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

●	One (1) promissory note agreement with the related party in the aggregate amount of $100,000 and accrued interest in the amount of $10,500 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

●	One (1) promissory note agreement in the aggregate amount of $25,000 was amended with increase in principal to $35,471, increase of intertest rate from 9% to 10% and extended for 1 year. A total of 3,250 shares of common stock were issued as additional consideration for the note amendment. Accrued interest as of June 30, 2024 was $926.

●	Two (2) short-term promissory notes in the aggregate amount of $179,182 were issued to the related party. The notes bare interest of 8%. The outstanding principal balance was $179,182 as of June 30, 2024. Accrued interest at June 30, 2024 on these notes totaled $1,205.

During the year ended December 31, 2023, the Company entered into short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 8,500,000 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan. On December 29, 2023, the promissory note was bought by another holder not affiliated with the Company, then exchanged by a new note on January 1, 2024 with an increase of principal to $175,000 and interest rate of 10%. During the six months ended June 30, 2024 the note was extended to July 12, 2024, increasing principal to $225,000. A total of 22,500 shares of common stock were issued as additional consideration for the note extension. Accrued interest as of June 30, 2024 was $10,431.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note has a 1 year term, bears interest of 9% and has a conversion price equal to the lesser of (1) the most recent issuance price; or, (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of December 31, 2023. Accrued interest as of December 31, 2023 was $1,881. During the six months ended June 30, 2024, total principal in the amount of $25,000 and accrued interest in the amount of $2,574 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

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

During the six months ended June 30, 2024, notes with six investors not affiliated with the Company were amended with increase in principal from $1,800,000 to $2,469,229, increase of intertest rate from 7.5% to 10% and extended until September 30, 2024. A total of 234,000 shares of common stock were issued according to the note agreements or as additional consideration for the note amendment. As of June 30, 2024 total principal and accrued interest on these six notes totaled $2,469,229 and $63,788, respectively.

Conditions of the note with one (1) Purchaser remained unchanged. As of June 30, 2024 total principal and accrued interest of the note totaled $200,000 and $12,292 respectively.

During the six months ended June 30, 2024, the Company entered into seven convertible promissory note agreements in the aggregate amount of $631,511, of which $422,787 with the related parties. The Convertible Notes provide for a maturity of 10 and 12-months; 7.5% and 8% interest per annum. Accrued interest as of June 30, 2024 was $13,848.

Scheduled maturities of debt remaining as of June 30, 2024 for each respective fiscal year end are as follows:

2024	$3,034,829
2025	705,565
Total	$3,740,394

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018, the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of June 30, 2024.

2024	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

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

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of June 30, 2024 and December 31, 2023, there were 10,000,000 shares of preferred stock authorized, and 0 and 0 shares issued and outstanding, respectively.

Common Stock

The Company has authorized 4,500,000,000 shares of common stock, with 11,674,934 and 11,373,793 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024, the Company issued 41,391 shares of common stock for services valued at $14,261 and 259,750 shares of common stock for note modification.

During the six months ended June 30, 2023, the Company issued 183,056 shares of common stock for services valued at $373,650; 165,789 shares of common stock upon warrant exercises for an aggregate exercise price of $189,000; and, 22,056 shares of common stock upon cashless warrant exercise.

Note 7 - Stock Options and Warrants

Warrants

As of June 30, 2024, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2018 Warrants –financing	3,166	$1.14	September - November 2024
2019 Warrants –financing	33,333	$1.14	March - October 2024
2020 Warrants for services	10,000	$1.14	February 2025
2022 Exchange warrants	237,231	$1.14	September 2025
Total	283,730

A summary of all warrant activity for the six months ended June 30, 2024, is as follows:

Post-split	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2023	297,064	$1.34	2.32
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(13,334)	1.50	-
Balance outstanding at June 30, 2024	283,730	$1.19	1.09
Exercisable at June 30, 2024	283,730	$1.19	1.09

The intrinsic value of the outstanding warrants as of June 30, 2024, was $0, as the exercise prices exceeded the common stock’s fair market value per share on that date.

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

Note 8 - Subsequent Events

●	On July 11, 2024, a new convertible promissory note was issued to David E. Graber with a principal amount of $200,000

●

On July 11, 2024, the Company reached a settlement agreement involving the outstanding note held by Dallas Salazar. As part of this settlement, the Company paid off $150,000 of Salazar’s note, which had an original principal amount of $225,000 plus accrued interest. Concurrently, the Company issued a new promissory note to Dallas for the remaining balance of $107,551.37.

●	On August 6, 2024, a new convertible promissory note was issued to William Robinson, an unaffiliated party, with a principal amount of $30,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand our results of operations and financial condition as of June 30, 2024 and for the six months ended June 30, 2024 and 2023. This discussion and analysis is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations

Three months ended June 30, 2024, Compared to Three months ended June 30, 2023

Revenue

For the three months ended June 30, 2024, and 2023, our company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2024, were $445,791, a decrease of $648,275 or 59%, compared to $1,094,066 for the three months ended June 30, 2023. The decrease in operating expenses was mainly due to a decrease in professional fees. In the three months ended June 30, 2023 the higher operating expenses were attributable to costs incurred for staking new claims in Utah, exploration well permitting, development of technical reports and geological modeling, and legal fees associated with the SPAC business combination

Fair Value of Stock Issued for Note Modification

During the three months ended June 30, 2024, our company recorded a fair value of stock issued for note modification of $9,000. No such transactions were noted during the three months ended June 30, 2023.

Interest Expense

Interest expense for the three months ended June 30, 2024, was $95,944, as compared to $37,063 during the three months ended June 30, 2023.

Net Loss

As a result of the foregoing, the net loss for the three months ended June 30, 2024, was $550,735 as compared to the net loss of $1,131,129 during the three months ended June 30, 2023.

Six months ended June 30, 2024, Compared to Six months ended June 30, 2023

Revenue

For the six months ended June 30, 2024, and 2023, our company had no revenue.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2024, were $709,826, a decrease of $830,716 or 54%, compared to $1,540,542 for the six months ended June 30, 2023. The decrease in operating expenses was mainly due to a decrease in professional fees. In the six months ended June 30, 2023 the higher operating expenses were attributable to costs incurred for staking new claims in Utah, exploration well permitting, development of technical reports and geological modeling, and legal fees associated with the SPAC business combination

Gain (Loss) on Settlement of Liabilities

During the six months ended June 30, 2024, our company recorded a loss on settlement of liabilities of $516,083. During the six months ended June 30, 2023, our company recorded a gain on settlement of liabilities of $67,984, consisting of $7,008 in principal and $60,976 in interest forgiven by creditors.

Fair Value of Stock Issued for Note Modification

During the six months ended June 30, 2024, our company recorded a fair value of stock issued for note modification of $14,382. No such transactions were noted during the six months ended June 30, 2023.

Interest Expense

Interest expense for the six months ended June 30, 2024, was $174,327, as compared to $47,217 during the six months ended June 30, 2023.

Net Loss

As a result of the foregoing, the net loss for the six months ended June 30, 2024, was $1,414,618 as compared to the net loss of $1,519,775 during the six months ended June 30, 2023.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $1,414,618 during the six months ended June 30, 2024, had accumulated losses totaling $21,654,257, and a working capital deficit of $4,608,868 as of June 30, 2024. These factors, among others, indicate that our company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the six months ended June 30, 2024, our company used $273,154 of cash in operating activities as a result of our net loss of $1,414,618, offset by loss on debt settlement of $516,083 and amortization of debt discount of $24,737, fair value of stock issued for note modification of $14,382, share-based compensation of $14,261, and net changes in operating assets and liabilities of $572,001.

During the six months ended June 30, 2023, the Company used $1,491,431 of cash in operating activities as a result of the Company’s net loss of $1,519,775, increased by gain on debt settlement of $67,984 and net changes in operating assets and liabilities of $277,322, and offset by share-based compensation of $373,650.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, our company had no investing activities.

During the six months ended June 30, 2023, the Company expended $106,000 for staking activities related to new federal mining claims located in the Lisbon Valley of Utah.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, financing activities provided $284,182 resulting from $105,000 in proceeds from convertible notes and $179,182 in proceeds from promissory notes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David Graber, who serves as our Chief Executive Officer and Chairman of the Board, Sebastian Lux, who serves as our President and Chief Operating Officer and Agustin Cabo, who serves as our Chief Financial Officer and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of June 30, 2024 that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

●	On June 13, 2024, we issued 833 shares of our common stock as payment for services rendered.

●	On June 13, 2024, we issued 38,892 shares of our common stock as payment for Board of Directors services rendered.

●	On June 13, 2024, we issued 22,500 shares of our common stock in consideration for the extension of the maturity date of one promissory note.

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

August 14, 2024	AMERICAN BATTERY MATERIALS, INC.

	By:	/s/ David E. Graber
David E. Graber
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Agustin Cabo
Agustin Cabo
Chief Financial Officer
(Principal Financial and Accounting Officer)

