Form 10-Q
period 2024-09-30
AMERICAN BATTERY MATERIALS, INC.
filed 2024-11-14
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of registrant’s common stock outstanding as of November 14, 2024: 11,931.869.

AMERICAN BATTERY MATERIALS, INC.

FORM 10-Q

For the quarter ended September 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$3,233	$7,376
Prepaid expenses and other assets	111,441	143,202
Total current assets	114,674	150,578
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$320,674	$356,578

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$340,088	$164,948
Accrued expenses	752,760	449,196
Accrued interest	183,760	251,570
Promissory notes payable, net of discount	143,022	300,000
Promissory notes payable – related party	564,182	175,000
Convertible notes payable, net of discount	2,907,953	1,971,503
Convertible notes payable – related party	422,787	25,000
Current capital lease obligation	36,254	36,254
Total current liabilities	5,350,806	3,373,471
Total Liabilities	5,350,806	3,373,471

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 11,674,934 and 11,373,793 shares issued and outstanding, respectively	11,675	11,373
Additional paid in capital	17,239,714	17,211,373
Accumulated deficit	(22,281,521)	(20,239,639)
Total stockholders’ deficit	(5,030,132)	(3,016,893)
Total liabilities and stockholders’ deficit	$320,674	$356,578

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Operating Expenses
General and administrative	$506,019	$624,952	$1,215,845	$2,165,494
Total operating expenses	506,019	624,952	1,215,845	2,165,494

Operating loss	(506,019)	(624,952)	(1,215,845)	(2,165,494)

Other Expenses / Income
Gain (loss) on settlement of liabilities	-	-	(516,083)	67,984
Fair value of stock issued for note modification	-	(168,856)	(14,382)	(168,856)
Extension fees due to SPAC Sponsor	-	(101,662)	-	(101,662)
Interest expense	(121,245)	(47,554)	(295,572)	(94,771)
Total other expenses / income	(121,245)	(318,072)	(826,037)	(297,305)

Income (loss) from operations before income taxes	(627,264)	(943,024)	(2,041,882)	(2,462,799)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(627,264)	$(943,024)	$(2,041,882)	$(2,462,799)

Net loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.18)	$(0.22)

Weighted average common shares – basic and diluted	11,716,085	11,237,858	11,570,098	11,082,127

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Nine months Ended September 30, 2024 and 2023

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2022	50,000	$5	10,818,522	$10,819	$16,543,601	$(17,854,837)	$(1,300,412)
Shares issued for services	-	-	183,056	183	373,467	-	373,650
Shares issued for warrant exercise	-	-	165,789	166	188,834	-	189,000
Shares issued for cashlesswarrant exercise	-	-	55,998	56	(56)	-	-
Conversion of preferred stock to common stock	(50,000)	(5)	33,333	33	(28)	-	-
Shares issued for note modification	-	-	55,451	55	168,801	-	168,856
Shares issued with notes	-	-	43,489	43	72,420	-	72,463
Net loss	-	-	-	-	-	(2,462,799)	(2,462,799)
Balance as of September 30, 2023	-	-	11,355,638	11,355	17,347,039	(20,317,636)	(2,959,242)

Balance as of December 31, 2023	-	-	11,373,793	11,373	17,211,373	(20,239,639)	(3,016,893)
Shares issued for services	-	-	41,391	42	14,219	-	14,261
Shares issued for note modification	-	-	259,750	260	14,122	-	14,382
Net loss	-	-	-	-	-	(2,041,882)	(2,041,882)
Balance as of September 30, 2024	-	$-	11,674,934	$11,675	$17,239,714	$(22,281,521)	$(5,030,132)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(2,041,882)	$(2,462,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	14,261	446,113
Loss (Gain) on settlement of liabilities	516,083	(67,984)
Fair value of stock issued for note modification	14,382	168,856
Amortization of debt discount	28,497	(89,876)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	31,761	(17,851)
Accounts payable and accrued expenses	631,112	65,424
Accrued interest	219,910	46,517
Net cash used in operating activities	(585,876)	(1,911,600)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	(106,000)
Net cash provided by (used in) investing activities	-	(106,000)

Cash Flows from Financing Activities
Proceeds from convertible notes	55,000	2,025,000
Proceeds from convertible notes – related party	80,000	-
Proceeds from promissory notes	671,733	100,000
Repayment of promissory notes	(225,000)	-
Proceeds from warrant exercises	-	189,000
Net cash provided by financing activities	581,733	2,314,000
		-
Net increase (decrease) in cash	(4,143)	296,400

Cash, beginning of period	7,376	42,582

Cash, end of period	$3,233	$338,982

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$440,129	$-
Receivable for convertible notes	$-	$-
Cashless exercise of warrants	$-	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine months ended September 30, 2024 and 2023

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net loss of $2,041,882 during the nine months ended September 30, 2024, has accumulated losses totaling $22,281,521, and has a working capital deficit of $5,236,132  as of September 30, 2024. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,260 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, and December 31, 2023, there were approximately 285,728 and 657,407 shares respectively, potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the nine months ended September 30, 2024 and 2023 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

The Company recognized $0 revenue during the nine months ended September 30, 2024 and 2023.

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

During the nine months ended September 30, 2024, the above mentioned promissory notes were forgiven. The principal in the amount of $100,000 and accrued interest in the amount of $2,997 were exchanged by the new convertible note in the amount of $102,997. Accrued interest in the amount of $131,417 was forgiven by noteholder.

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

During the nine months ended September 30, 2024:

●	On March 21, 2024, two (2) promissory note agreements with the related party in the aggregate amount of $75,000 and accrued interest in the amount of $2,710 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

●	On March 22, 2024, one (1) promissory note in the aggregate amount of $50,000 and accrued interest in the amount of $5,322 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

●	On March 22, 2024, one (1) promissory note agreement with the related party in the aggregate amount of $100,000 and accrued interest in the amount of $10,500 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

●	On March 28, 2024, one (1) promissory note agreement in the aggregate amount of $25,000 was amended with increase in principal to $35,471, increase of intertest rate from 9% to 10% and extended for 1 year. A total of 3,250 shares of common stock were issued as additional consideration for the note amendment. Accrued interest as of September 30, 2024 was $1,833.

●	Between May 16 and August 28, 2024, five (5) short-term promissory notes in the aggregate amount of $564,182 were issued to the related party. The notes bare interest of 8%. The outstanding principal balance was $564,182 as of September 30, 2024. Accrued interest at September 30, 2024 on these notes totaled $10,125.

During the year ended December 31, 2023, the Company entered into short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 8,500,000 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan. On December 29, 2023, the promissory note was bought by another holder not affiliated with the Company, then exchanged by a new note on January 1, 2024 with an increase of principal to $175,000 and interest rate of 10%. During the nine months ended September 30, 2024 the note was extended to July 12, 2024, increasing principal to $225,000. A total of 22,500 shares of common stock were issued as additional consideration for the note extension. During the nine months ended September 30, 2024 the note was partially repaid in the amount of $150,000. Remaining principal in the amount of $75,000 and accrued interest in the amount of $32,551 were exchanged into a new note promissory note. The new short-term promissory note in the amount of $107,551 bears interest of 10%. The outstanding principal balance was $107,551 as of September 30, 2024. Accrued interest as of September 30, 2024 was $2,420.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note has a 1 year term, bears interest of 9% and has a conversion price equal to the lesser of (1) the most recent issuance price; or, (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of December 31, 2023. Accrued interest as of December 31, 2023 was $1,881. During the nine months ended September 30, 2024, total principal in the amount of $25,000 and accrued interest in the amount of $2,574 were forgiven by noteholder. The noteholder was issued new convertible note in exchange.

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

During the nine months ended September 30, 2024, notes with six investors not affiliated with the Company were amended with increase in principal from $1,800,000 to $2,469,229, increase of intertest rate from 7.5% to 10% and extended until September 30, 2024. A total of 234,000 shares of common stock were issued according to the note agreements or as additional consideration for the note amendment. As of September 30, 2024 total principal and accrued interest on these six notes totaled $2,469,229 and $126,891, respectively.

Conditions of the note with one (1) Purchaser remained unchanged. As of September 30, 2024 total principal and accrued interest of the note totaled $200,000 and $16,125 respectively.

During the nine months ended September 30, 2024, the Company entered into seven convertible promissory note agreements in the aggregate amount of $661,511, of which $422,787 with the related parties. The Convertible Notes provide for a maturity of 10 and 12-months; 7.5% and 8% interest per annum. Accrued interest as of September 30, 2024 was $26,366.

Scheduled maturities of debt remaining as of September 30, 2024 for each respective fiscal year end are as follows:

2024	$3,302,379
2025	735,565
Total	$4,037,944

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018, the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of September 30, 2024.

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

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of September 30, 2024 and December 31, 2023, there were 10,000,000 shares of preferred stock authorized, and 0 and 0 shares issued and outstanding, respectively.

Common Stock

The Company has authorized 4,500,000,000 shares of common stock, with 11,674,934 and 11,373,793 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, the Company issued 41,391 shares of common stock for services valued at $14,261 and 259,750 shares of common stock for note modification.

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

Note 7 - Stock Options and Warrants

Warrants

As of September 30, 2024, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2018 Warrants –financing	1,833	$1.14	November 2024
2019 Warrants –financing	33,333	$1.14	October 2024
2020 Warrants for services	10,000	$1.14	February 2025
2022 Exchange warrants	237,231	$1.14	September 2025
Total	282,397

A summary of all warrant activity for the nine months ended September 30, 2024, is as follows:

Post-split	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2023	297,064	$1.34	2.32
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(14,667)	1.47	-
Balance outstanding at September 30, 2024	282,397	$1.20	0.84
Exercisable at September 30, 2024	282,397	$1.20	0.84

The intrinsic value of the outstanding warrants as of September 30, 2024, was $0, as the exercise prices exceeded the common stock’s fair market value per share on that date.

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

Note 8 - Subsequent Events

●	On October 7, 2024, the Company issued a convertible promissory note for the principal amount of $50,000.

●	On October 21, 2024, the Company issued a convertible promissory note to a related party for the principal amount of $25,000.

●	On October 23, 2024, the principal of a convertible note was increased by $82,937.50 in exchange for extending the maturity date of the note to March 31, 2025. Additionally, the Corporation issued 71,879 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of a convertible note was increased by $82,937.50 in exchange for extending the maturity date of the note to March 31, 2025. Additionally, the Corporation issued 71,879 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of a promissory note was increased by $32,265.41 in exchange for extending the maturity date of the note to March 31, 2025. Additionally, the Corporation issued 27,963 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of a convertible note was increased by $101,125.00 in exchange for extending the maturity date of the note to March 31, 2025. Additionally, the Corporation issued 87,642 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of a convertible note was increased by $311,203.13 in exchange for extending the maturity date of the note to March 31, 2025. Additionally, the Corporation issued 269,709 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of a convertible note was increased by $145,162.50 in exchange for extending the maturity date of the note to March 31, 2025. Additionally, the Corporation issued 125,808 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of a related party convertible note was increased by $9,000.00 in exchange for extending the maturity date of the note to March 31, 2025. Additionally, the Corporation issued 7,800 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of a convertible note was increased by $60,000.00 in exchange for extending the maturity date of the note to March 31, 2025. Additionally, the Corporation issued 52,000 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of five promissory notes of a related party was increased by $169,254.50 in exchange for extending the maturity date of the consolidation promissory note to March 31, 2025. Additionally, the Corporation issued 146,687 shares of Common Stock to facilitate the extension of the maturity date.

●	On October 23, 2024, the principal of related party convertible note was increased by $76,414.03 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 66,225 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a related party convertible note was increased by $90,388.56 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 63,466 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a convertible note was increased by $71,067.73 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 48,202 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a promissory note was increased by $10,641.37 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 9,223 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a related party convertible note was increased by $7,500.00 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 6,500 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a convertible note was increased by $7,500.00 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 6,500 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a convertible note was increased by $16,596.58 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 14,384 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a convertible note was increased by $7,621.46 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 6,605 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a convertible note was increased by $20,575.00 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 17,832 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a convertible note was increased by $9,000.00 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 7,800 shares of Common Stock, in compliance with the MFN terms.

●	On October 23, 2024, the principal of a convertible note was increased by $15,000.00 under the Most Favored Nation (MFN) provision. Additionally, the Corporation issued 13,000 shares of Common Stock, in compliance with the MFN terms.

●	On October 16, 2024, the non-binding letter of intent (LOI) between American Battery Materials, Inc. (OTC Pink: BLTH) and a Nasdaq-listed special purpose acquisition company (SPAC) for a potential merger transaction expired without a completed agreement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand our results of operations and financial condition as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023. This discussion and analysis is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations

Three months ended September 30, 2024, Compared to Three months ended September 30, 2023

Revenue

For the three months ended September 30, 2024, and 2023, our company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2024, were $506,019, a decrease of $118,933 or 19%, compared to $624,952 for the three months ended September 30, 2023. The decrease in operating expenses was mainly due to a decrease in professional fees. In the three months ended September 30, 2023 the higher operating expenses were attributable to costs incurred for staking new claims in Utah, exploration well permitting, development of technical reports and geological modeling, and legal fees associated with the SPAC business combination

Interest Expense

Interest expense for the three months ended September 30, 2024, was $121,245, as compared to $47,554 during the three months ended September 30, 2023.

Net Loss

As a result of the foregoing, the net loss for the three months ended September 30, 2024, was $627,264 as compared to the net loss of $943,024 during the three months ended September 30, 2023.

Nine months ended September 30, 2024, Compared to Nine months ended September 30, 2023

Revenue

For the nine months ended September 30, 2024, and 2023, our company had no revenue.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2024, were $1,215,845, a decrease of $949,649 or 44%, compared to $2,165,494 for the nine months ended September 30, 2023. The decrease in operating expenses was mainly due to a decrease in professional fees. In the nine months ended September 30, 2023 the higher operating expenses were attributable to costs incurred for staking new claims in Utah, exploration well permitting, development of technical reports and geological modeling, and legal fees associated with the SPAC business combination

Gain (Loss) on Settlement of Liabilities

During the nine months ended September 30, 2024, our company recorded a loss on settlement of liabilities of $516,083. During the nine months ended September 30, 2023, our company recorded a gain on settlement of liabilities of $67,984, consisting of $7,008 in principal and $60,976 in interest forgiven by creditors.

Fair Value of Stock Issued for Note Modification

During the nine months ended September 30, 2024, our company recorded a fair value of stock issued for note modification of $14,382. During the nine months ended September 30, 2023, the Company recorded a fair value of stock issued for note modification of $168,856.

Extension fees due to SPAC Sponsor

During the nine months ended September 30, 2023, the Company recorded $101,662 of extension fees due to SPAC Sponsor. No such transactions were noted during the nine months ended September 30, 2024.

Interest Expense

Interest expense for the nine months ended September 30, 2024, was $295,572, as compared to $94,771 during the nine months ended September 30, 2023.

Net Loss

As a result of the foregoing, the net loss for the nine months ended September 30, 2024, was $2,041,882 as compared to the net loss of $2,462,799 during the nine months ended September 30, 2023.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $2,041,882 during the nine months ended September 30, 2024, had accumulated losses totaling $22,281,521, and a working capital deficit of $5,236,132 as of September 30, 2024. These factors, among others, indicate that our company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, our company used $585,876 of cash in operating activities as a result of our net loss of $2,041,882, offset by loss on debt settlement of $516,083 and amortization of debt discount of $28,497, fair value of stock issued for note modification of $14,382, share-based compensation of $14,261, and net changes in operating assets and liabilities of $882,783.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, our company had no investing activities.

During the nine months ended September 30, 2023, the Company expended $106,000 for staking activities related to new federal mining claims located in the Lisbon Valley of Utah.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, financing activities provided $581,733 resulting from $135,000 in proceeds from convertible notes and $671,733 in proceeds from promissory notes, offset by repayment of promissory notes of $225,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David Graber, who serves as our Chief Executive Officer and Chairman of the Board, Sebastian Lux, who serves as our President and Chief Operating Officer and Agustin Cabo, who serves as our Chief Financial Officer and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of September 30, 2024 that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

●	On November 11, 2024, the Corporation issued 3,332 shares of Common Stock as compensation for services provided.

●	On November 11, 2024, the Corporation issued 2,499 shares of Common Stock as compensation for services provided.

●	On November 11, 2024, the Corporation issued 5,000 shares of Common Stock as compensation for services provided.

●	On November 11, 2024, the Corporation issued 50,000 shares of Common Stock to a related party as compensation for services provided.

●	On November 11, 2024, the Corporation issued 50,000 shares of Common Stock to a related party as compensation for services provided.

●	On November 11, 2024, the Corporation issued 25,000 shares of Common Stock to a related party as compensation for services provided.

●	On November 11, 2024, the Corporation issued 71,879 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 71,879 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 27,963 shares of Common Stock to facilitate the extension of the maturity date of a promissory note.

●	On November 11, 2024, the Corporation issued 87,642 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 269,709 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024,the Corporation issued 125,808 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 7,800 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 52,000 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 146,687 shares of Common Stock to a related party to facilitate the extension of the maturity date of a consolidation promissory note.

●	On November 11, 2024, the Corporation issued 66,225 shares of Common Stock to a related party in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 63,466 shares of Common Stock to a related party in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 48,202 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 9,223 shares of Common Stock to Brett Hawkin in compliance with the Most Favored Nation (MFN) terms of a promissory note.

●	On November 11, 2024, the Corporation issued 6,500 shares of Common Stock to a related party in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 6,500 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 14,384 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 6,605 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 17,832 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 7,800 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 13,000 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

.

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

November 14, 2024	AMERICAN BATTERY MATERIALS, INC.

	By:	/s/ David E. Graber
David E. Graber
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Agustin Cabo
Agustin Cabo
Chief Financial Officer
(Principal Financial and Accounting Officer)

