Form 10-K
period 2024-12-31
AMERICAN BATTERY MATERIALS, INC.
filed 2025-03-25
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024: $2,368,314

The number of shares of registrant’s common stock outstanding as of March 25, 2025: 2,586,982.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN BATTERY MATERIALS, INC.

FORM 10-K

December 31, 2024

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

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “BLTH”, the “registrant”, and the “Company” refer to AMERICAN BATTERY MATERIALS, INC., a Delaware corporation, unless otherwise stated. “SEC” and the “Commission” refer to the Securities and Exchange Commission. Reverse split occurred and is reflected (p. F-13)

ii

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

The Lithium Market

Lithium is on the list of the 35 minerals considered critical to the economic and national security of the United States, as first published by the U.S. Department of the Interior on May 18, 2018. In June 2021, the U.S. Department of Energy published a report titled “National Blueprint for Lithium Batteries 2021-2030” (the “NBLB Report”) which was developed by the Federal Consortium for Advanced Batteries (“FCAB”), a collaboration by the U.S. Departments of Energy, Defense, Commerce, and State. According to the Report, one of the main goals of this U.S. government effort is to “secure U.S. access to raw materials for lithium batteries.” The NBLB Report summarizes the U.S. government’s views on the need for lithium and the expected growth of the lithium battery market as follows:

● “A robust, secure, domestic industrial base for lithium-based batteries requires access to a reliable supply of raw, refined, and processed material inputs…”

● “The worldwide lithium battery market is expected to grow by a factor of 5 to 10 in the next decade.”

On March 20, 2025, President Donald J. Trump signed an Executive Order aimed at increasing American mineral production to enhance national security, reduce reliance on foreign minerals, and create jobs. The order directs federal agencies to expedite permitting for mineral projects, prioritize critical mineral deposits on federal lands, and utilize the Defense Production Act to expand domestic capacity. It also establishes a critical minerals fund and encourages collaboration with private industry to secure a resilient supply chain for materials like rare earths, uranium, copper, and coal. Highlighting the strategic importance of critical minerals for emerging technologies and military readiness, the administration seeks to address the U.S.’s significant import dependence—particularly on China, which supplies 70% of rare earths— and signal a clear shift in focus toward U.S.-centric projects and national security. Fastmarkets forecasts a significant growth in demand for lithium in the US of 487% to almost 412,000 tonnes of lithium carbonate equivalent by 2030.

The growth in electric vehicles (“EVs”) will provide the greatest needs for lithium-based batteries. The BloombergNEF Electric Vehicle Outlook 2024 presents an optimistic view of EV demand and sales growth, albeit not at the accelerated pace we witnessed during 2020-2024. Global passenger EV sales are projected to climb from 13.9 million in 2023 to over 30 million by 2027, with the EV share of new vehicle sales reaching 33%, driven by declining battery costs—down 90% over the past decade—and innovative models from automakers. Meanwhile, the commercial sector is accelerating, with electric vans and buses poised for significant gains; sales of electric light-duty delivery vans and trucks are spreading rapidly in China, South Korea, and Europe, approaching one-third of sales by 2030, while municipal buses are expected to exceed 60% of sales by the same year.

The U.S. electric vehicle (EV) market is showing promising growth, with Kelley Blue Book reporting 1.3 million EVs sold last year—a solid 7.3% rise from 2023—bolstered by a strong fourth quarter where sales grew over 15% compared to the previous year. Cox Automotive’s 2025 outlook offers a positive forecast, predicting EVs and hybrids will account for 25% of U.S. car sales, with full EVs expected to reach 10%, up from 7.5% last year, suggesting steady progress in electrification. Despite uncertainties around tariffs and potential changes to federal clean vehicle credits, EV adoption continues to climb—Rho Motion notes an encouraging 28% increase in sales for fully electric and plug-in hybrid models in the first two months of this year and forecast a 16% growth in U.S. and Canada in 2025 versus 2024, reflecting a resilient and growing interest in EVs among American buyers.

The Canaccord Genuity report from March 20, 2025, highlights that while EV sales are expected to grow at a slower pace —with a revised forecast showing more modest 10% CAGR to 2035, down from a 40% CAGR between 2020 and 2024—the burgeoning Battery Energy Storage Systems (BESS) market will help offset this decline. BESS installations have surged at a 150% CAGR since 2020, reaching 166 GWh in 2024, and are projected to grow to 2,100 GWh by 2035 at a 20% CAGR. This growth is driven not only by traditional grid and behind-the-meter applications but also by increasing integration with renewable energy sources for data centers, which are expected to account for 5% of global electricity demand by 2035 (up from 3%). This expansion in BESS capacity provides a robust counterbalance to the tempered EV market, supporting continued demand for battery materials despite the EV slowdown.

Despite current oversupply and low prices in battery raw material markets, in an article from January 7th, 2025, Benchmark Minerals forecasts significant deficits within a decade, with lithium and nickel facing shortfalls of 572,000 tonnes and 839,000 tonnes by 2034—seven times larger than today’s surpluses. To meet 2030 battery demand, $514 billion in investment is needed, including $220 billion for upstream projects, with nickel ($66 billion) and lithium ($51 billion) requiring the most. Lithium is seen as the primary bottleneck, needing mined supply to jump from over 1 million tonnes in 2024 to 2.7 million tonnes by 2030, driven largely by EVs. Western efforts to reduce reliance on China, where costs are lower due to lax regulations, may increase this investment figure, while the slow pace of mine development (5-25 years) versus faster midstream/downstream projects (under 5 years) highlights a critical disconnect, underscoring the urgent need for upstream investment to support gigafactories and future EV growth.

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

4

Our Market Opportunity

Our Lisbon Valley Project (the “Project”) is located in San Juan County, Utah, approximately 35 miles southeast of the city of Moab, part of an area known as the Paradox Basin. The Project consists of 743 placer mining claims staked on U. S. government land administered by the BLM covering 14,300 acres, part of a semi-contiguous group named the LVL Group. The map below shows the approximate location of our claims:

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

There has been no exploration or drilling conducted on the property by ABM; however, historical drilling by oil, gas, and potash operators on ABM claims, as well as in the surrounding area, has contributed valuable data registered with the USGS. It will be necessary for us to re-enter an existing well or drill a new well to obtain brine samples for further analysis and metallurgical testing. The exploration permit for the site has been obtained from both the Federal BLM and the State UDOGM. With permits in hand, ABM is currently preparing for the operational drilling phase of the project.

We believe there is abundant evidence from oil, gas and potash wells drilled in the Paradox Basin indicating a probability of identifying and producing super saturated brines from beneath the Project. The geology of the area of the Project and of the Paradox Basin as a whole is complex, although zones have been targeted and proven, and they are mappable within and beyond the claims area. It is not likely that the same zones vary significantly in terms of reservoir quality and thickness as evidenced by log analysis; however, these parameters have not been confirmed by actual testing by us.

We have not calculated mineral and resource estimation and have no revenue being generated from the subject property. The only way to determine if the lithium enriched brines exist and can be economically produced from the target zones is to drill exploration wells to produce and test brine from the targeted zones. We through our wholly owned operating company Mountain Sage Minerals, LLC intends to drill two appraisal wells on the subject property to evaluate reservoir properties (porosity, permeability and pressure), flow rates and in situ mineral concentrations. Information from the two wells will be used to assess the resource potential and devise a detailed development plan.

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

Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of December 31, 2024, we have not been required to spend material amounts on compliance regarding environmental regulations.

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

Human Capital Management

As of March 25, 2025, we had three full-time employees, who are our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. We also utilize four independent contractors, two to provide us with accounting support and two for geological expertise. We are committed to diversity, equity, and inclusion as part of our growth strategy. We will treat each employee and job applicant without regard to race, color, age, sex, religion, national origin, citizenship, sexual orientation, gender identity, ancestry, veteran status, or any other category protected by law. We believe in allocating resources and establishing, in an equitable manner, policies and procedures that are fair, impartial, and just. To provide a diverse and inclusive workplace, we will focus our efforts on creating a culture where all employees can contribute their skills and talents and be themselves.

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

We have an accumulated deficit of approximately $24,546,557 as of December 31, 2024. We expect to continue to incur losses unless and until such time as our projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. We recognize that if we are unable to generate cash flows from our operations, we will not be able to earn profits or continue operations. At this early stage of our lithium operations, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In the report by our auditor dated March 25, 2025 the auditor expressed doubt about our ability to continue as a going concern.

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

As defined under Regulation S-K 1300, we are an exploration stage company as we have no known mineral reserves, and we have not yet conducted any mining operations. Accordingly, we cannot assure you that we will ever realize any profits. Any profitability in the future from our business will be dependent upon the development of an economic deposit of minerals and further exploration and development of other economic deposits of minerals, each of which is subject to numerous risk factors. Further, we cannot assure you that any of our property interests can be commercially mined or that any exploration programs will result in profitable commercial mining operations. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time, which may or may not be reduced or eliminated through a combination of careful evaluation, experience, and skilled management. While the discovery of additional ore-bearing deposits may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenses may be required to construct processing facilities and to establish reserves.

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

Our success as a producer of lithium and related products is dependent on our ability to develop and implement more efficient production capabilities based on mineral rich brine and implementation of direct lithium extraction (DLE) technologies, which while having the potential to significantly increase the supply of lithium from brine projects, the technology for DLE remains subject to many questions. A number of DLE technologies are emerging and being tested at scale, with a handful of projects already in commercial construction. However, there remain challenges around scalability and water consumption/ brine reinjection. We expect to make significant investment in research and development of the DLE process, and we will need to continue to invest heavily to scale our manufacturing to ultimately producing sufficient amounts of lithium. We cannot assure you that our future product research and development projects and financing efforts will be successful or be completed within the anticipated time frame or budget. There is no guarantee we will achieve anticipated sales target in a profitable manner. In addition, we cannot assure you that our existing or potential competitors will not develop products which are similar or superior to our products or are more competitively priced. As it is often difficult to project the time frame for developing new products and the duration of market window for these products, there is a substantial risk that we may have to abandon a potential product that is no longer commercially viable, even after we have invested significant resources in the development of such product and our facilities. If we fail in our product launching efforts, our business, prospects, financial condition and results of operations may be materially and adversely affected.

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

Our operations face substantial regulations of health and safety.

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

Our executive officers and directors currently own or control 48.4% of our outstanding shares of common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

We have identified that our disclosure controls and procedures were not effective and that material weaknesses exist in our internal control over financial reporting. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles. Due to the material weaknesses in internal control over financial reporting and disclosure controls and procedures, there may be errors in our consolidated financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

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

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of our common stock, and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors without stockholder approval. As of March 25, 2025, there were 2,586,982 shares of our common stock outstanding and 0 shares of our preferred stock issued and outstanding.

Our stock is a penny stock subject to SEC penny stock regulations, which could restrict the trading activity and limit the ability to buy and sell our stock.

Our company’s stock qualifies as a penny stock, as defined by Rule 15g-9 of the Securities and Exchange Commission (SEC), due to its market price being below $5.00 per share. This classification subjects our stock to regulatory restrictions imposed by the SEC and FINRA.

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

Furthermore, FINRA mandates that broker-dealers must have reasonable grounds to believe that an investment is suitable for a customer before recommending it. This requirement necessitates gathering information about the customer’s financial status, tax status, investment objectives, and other relevant details. FINRA’s regulations regarding speculative low-priced securities create additional hurdles for broker-dealers in recommending or trading our company’s common stock.

These regulatory obligations may diminish the level of trading activity in the secondary market for our stock, potentially limiting investors’ ability to buy and sell our stock efficiently. Investors should be aware that these regulatory constraints on penny stock trading could impact the marketability and liquidity of our common stock.

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

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$18.00	$6.00
Second Quarter	$31.50	$1.50
Third Quarter	$28.50	$12.00
Fourth Quarter	$4.95	$3.00

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$5.00	$0.15
Second Quarter	$3.75	$0.15
Third Quarter	$2.50	$0.15
Fourth Quarter	$5.00	$1.35

The last reported sales price of our common stock on the OTC Pink on March 24, 2025, was $4.80. All stock prices reflect the 1-for-300 reverse stock split effective as of December 8, 2023, and the 1-for-5 reverse stock split effective January 24, 2025

The market value of our common stock is susceptible to significant changes driven by fluctuations in our quarterly operational results, general market trends, and various external factors, many of which are outside our direct control. Additionally, broader market volatility, along with general economic, business, and political conditions, may adversely affect the market demand for our common stock, regardless of our actual or forecasted performance.

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

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, par value $0.001; and 10,000,000 shares of preferred stock, par value $0.001. As of March 25, 2025, the Company had 2,586,982 shares of common stock, and 0 shares of preferred stock, issued and outstanding.

Stockholders

As of March 25, 2025, the Company had approximately 744 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during the years ended December 31, 2024, and 2023. The Company has never declared or paid any cash dividends or distributions on our common stock and intends to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

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

●	On November 11, 2024, the Corporation issued 3,332 shares of Common Stock as compensation for services provided.

●	On November 11, 2024, the Corporation issued 2,499 shares of Common Stock as compensation for services provided.

●	On November 11, 2024, the Corporation issued 5,000 shares of Common Stock as compensation for services provided.

●	On November 11, 2024, the Corporation issued 50,000 shares of Common Stock to a related party as compensation for services provided.

●	On November 11, 2024, the Corporation issued 50,000 shares of Common Stock to a related party as compensation for services provided.

●	On November 11, 2024, the Corporation issued 25,000 shares of Common Stock to a related party as compensation for services provided.

●	On November 11, 2024, the Corporation issued 71,879 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 71,879 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 27,963 shares of Common Stock to facilitate the extension of the maturity date of a promissory note.

●	On November 11, 2024, the Corporation issued 87,642 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 269,709 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 125,808 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 7,800 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 52,000 shares of Common Stock to facilitate the extension of the maturity date of a convertible note.

●	On November 11, 2024, the Corporation issued 146,687 shares of Common Stock to a related party to facilitate the extension of the maturity date of a consolidation promissory note.

●	On November 11, 2024, the Corporation issued 66,225 shares of Common Stock to a related party in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 63,466 shares of Common Stock to a related party in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 48,202 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 9,223 shares of Common Stock to Brett Hawkin in compliance with the Most Favored Nation (MFN) terms of a promissory note.

●	On November 11, 2024, the Corporation issued 6,500 shares of Common Stock to a related party in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 6,500 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 14,384 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 6,605 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 17,832 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 7,800 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

●	On November 11, 2024, the Corporation issued 13,000 shares of Common Stock in compliance with the Most Favored Nation (MFN) terms of a convertible note.

Shares Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2024, and 2023.

Securities Authorized for Issuance under Equity Compensation Plans

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 16,667 shares. On November 16, 2017, the Board of Directors approved an increase of 33,334 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 50,000 shares. On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or non-qualified stock options. Stock based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years.

The Company records share-based payments under the provisions of FASB ASC 718. Stock based compensation expense is recognized over the requisite service period based on the grant date fair value of the awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model on certain assumptions. The Company estimated the expected volatility based on data used by peer groups of public companies. The expected term was estimated using the simplified method. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following table sets forth information as of December 31, 2024, regarding equity compensation plans under which the equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available under equity compensation Plans
Equity compensation plans approved by securities holders (1)	560,000	$1.55-	240,000
Equity compensation plans not approved by security holders	-	$-
Total	-	-

(1)	Pursuant to the 2024 Equity Incentive Plan.

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

Results of Operations

Year ended December 31, 2024, Compared to Year ended December 31, 2023

Revenue

For the years ended December 31, 2024, and 2023, our company had no revenue.

Operating Expenses

General and administrative expenses for the year ended December 31, 2024, were $1,568,707, a decrease of $884,993 or 36%, compared to $2,453,700 for the year ended December 31, 2023. The decrease in operating expenses was mainly due to a decrease in professional fees. In the year ended December 31, 2023, the higher operating expenses were attributable to costs incurred for staking new claims in Utah, exploration well permitting, development of technical reports and geological modeling, and legal fees associated with the SPAC business combination.

Gain (Loss) on Extinguishment

During the year ended December 31, 2024, our company recorded a loss on extinguishment of debt of $1,842,273. During the year ended December 31, 2023, the Company recorded a gain on extinguishment of debt of $441,041, consisting of $7,008 in principal and $60,976 in interest forgiven by noteholders, and $373,057 in aged payables write-off.

Fair Value of Stock Issued for Note Modification

During the year ended December 31, 2024, our company recorded a fair value of stock issued for note modification of $449,660. During the year ended December 31, 2023, the Company recorded a fair value of stock issued for note modification of $168,856.

Interest Expense

Interest expense for the year ended December 31, 2024, was $446,278, as compared to $203,287 during the year ended December 31, 2023.

Net Loss

As a result of the foregoing, the net loss for the year ended December 31, 2024, was $4,306,918 as compared to the net loss of $2,384,802 during the year ended December 31, 2023.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $4,306,918 during the year ended December 31, 2024, had accumulated losses totaling $24,546,557, and a working capital deficit of $7,012,565 as of December 31, 2024. These factors, among others, indicate that our company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the year ended December 31, 2024, our company used $750,311 of cash in operating activities as a result of our net loss of $4,306,918, offset by loss on debt settlement of $1,842,273 and amortization of debt discount of $28,497, fair value of stock issued for note modification of $449,660, share-based compensation of $67,586, and net changes in operating assets and liabilities of $1,168,591.

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

Cash Flows from Investing Activities

During the year ended December 31, 2024, our company had no investing activities.

During the year ended December 31, 2023, the Company expended $106,000 for staking activities related to new federal mining claims located in the Lisbon Valley of Utah.

Cash Flows from Financing Activities

During the year ended December 31, 2024, financing activities provided $755,831 resulting from $210,000 in proceeds from convertible notes and $770,831 in proceeds from promissory notes and offset by repayment of promissory notes of $225,000.

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

December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of American Battery Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Battery Materials, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

I. Accounting for Convertible Notes

Critical Audit Matter Description

As discussed in Note 4 to the consolidated financial statements, the Company issued multiple convertible notes during 2024, which contained embedded features. Under ASC 815, Derivatives and Hedging, management is required to assess whether these embedded features should be bifurcated and accounted for separately as derivative liabilities.

The auditing of the Company’s convertible notes involved especially challenging auditor judgment due to the complexity of the embedded features and the application of complex accounting guidance and consideration of various terms and conditions within the convertible note agreements.

Audit Response

Our audit procedures to address the accounting of the convertible notes included the following, among others:

-	We obtained and read the terms and conditions of all convertible notes issued to understand the various features associated with the convertible notes.
-	We assessed whether the embedded features met the bifurcation criteria under ASC 815, including the evaluation of whether these features were clearly and closely related to the debt host.
-	We evaluated management’s application of ASC 815-15 and ASC 480 to determine whether the identified embedded features should be classified as derivatives and assessed the appropriateness of their conclusions.
-	We evaluated the competency and objectivity of management’s expert engaged by the Company to assist in the accounting analysis of the convertible notes.

March 25, 2025

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

AMERICAN BATTERY MATERIALS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2024	2023
Current assets
Cash	$12,896	$7,376
Prepaid expenses and other assets	104,073	143,202
Total current assets	116,969	150,578
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$322,969	$356,578

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$399,631	$164,948
Accrued expenses	826,688	449,196
Accrued interest	317,434	251,570
Promissory notes payable, net of discount	185,929	300,000
Promissory notes payable – related party	832,534	175,000
Convertible notes payable, net of discount	3,899,253	1,971,503
Convertible notes payable – related party	631,811	25,000
Current capital lease obligation	36,254	36,254
Total current liabilities	7,129,534	3,373,471
Total Liabilities	7,129,534	3,373,471

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,586,982 and 2,275,367 shares issued and outstanding, respectively	2,586	2,275
Additional paid in capital	17,737,406	17,220,471
Accumulated deficit	(24,546,557)	(20,239,639)
Total stockholders’ deficit	(6,806,565)	(3,016,893)
Total liabilities and stockholders’ deficit	$322,969	$356,578

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Operating Expenses
General and administrative	$1,568,707	$2,453,700
Total operating expenses	1,568,707	2,453,700

Operating loss	(1,568,707)	(2,453,700)

Other Expenses / Income
Gain (loss) on extinguishment of debt	(1,842,273)	441,041
Fair value of stock issued for note modification	(449,660)	(168,856)
Interest expense	(446,278)	(203,287)
Total other expenses / income	(2,738,211)	68,898

Income (loss) from operations before income taxes	(4,306,918)	(2,384,802)

Provision for income taxes	-	-

Net Income (Loss)	$(4,306,918)	$(2,384,802)

Net loss per share – basic and diluted	$(1.81)	$(1.07)

Weighted average common shares – basic and diluted	2,377,691	2,231,671

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2024 and 2023

					Additional		Total
	Preferred stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2022	50,000	$5	2,164,312	$2,164	$16,552,256	$(17,854,837)	$(1,300,412)
Shares issued for services	-	-	34,102	34	202,968	-	203,002
Shares issued for warrant exercise	-	-	39,298	39	223,961	-	224,000
Shares issued for cashless warrant exercise	-	-	11,200	11	(11)	-	-
Conversion of preferred stock to common stock	(50,000)	(5)	6,667	7	(2)	-	-
Shares issued for note modification	-	-	11,090	11	168,845	-	168,856
Shares issued with notes	-	-	8,698	9	72,454	-	72,463
Net loss	-	-	-	-	-	(2,384,802)	(2,384,802)
Balance as of December 31, 2023	-	$-	2,275,367	$2,275	$17,220,471	$(20,239,639)	$(3,016,893)

Balance as of December 31, 2023	-	$-	2,275,367	$2,275	$17,220,471	$(20,239,639)	$(3,016,893)
Shares issued for services	-	-	35,444	35	53,250	-	53,285
Shares issued for note modification	-	-	276,171	276	449,384	-	449,660
Share-based compensation	-	-	-	-	14,301	-	14,301
Net loss	-	-	-	-	-	(4,306,918)	(4,306,918)
Balance as of December 31, 2024	-	$-	2,586,982	$2,586	$17,737,406	$(24,546,557)	$(6,806,565)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(4,306,918)	$(2,384,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	67,586	275,465
Gain/loss on settlement of liabilities	1,842,273	(441,041)
Fair value of stock issued for note modification	449,660	168,856
Amortization of debt discount	28,497	(28,497)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	39,129	(80,485)
Accounts payable and accrued expenses	764,583	165,781
Accrued interest	364,879	46,517
Net cash used in operating activities	(750,311)	(2,278,206)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	(106,000)
Net cash provided by (used in) investing activities	-	(106,000)

Cash Flows from Financing Activities
Proceeds from convertible notes	105,000	2,025,000
Proceeds from convertible notes – related party	105,000	-
Proceeds from promissory notes	770,831	100,000
Repayment of promissory notes	(225,000)	-
Proceeds from warrant exercises	-	224,000
Net cash provided by financing activities	755,831	2,349,000
		-
Net increase (decrease) in cash	5,520	(35,206)
Cash, beginning of period	7,376	42,582
Cash, end of period	$12,896	$7,376

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$440,129	$-

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS, INC.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

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

On January 16, 2025, the Company filed a Certificate of Amendment with the Secretary of State of Delaware to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 5 shares outstanding prior to the effective date of the reverse stock split. The reverse stock split became effective on January 24, 2025. The total number of authorized shares of common stock was reduced from 4,500,000,000 shares to 100,000,000 shares. The par value of the class Common Stock will remain the same at $0.001 per share. The 10,000,000 authorized shares of the Corporation’s preferred stock, par value $0.001 per share will not change. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of $4,306,918 during the year ended December 31, 2024, has accumulated losses totaling $24,546,557, and has a working capital deficit of $7,012,565 as of December 31, 2024. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,260 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024, and December 31, 2023, there were approximately 63,236 and 126,324 shares respectively, potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the years ended December 31, 2024 and 2023 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

The Company recognized $0 revenue during the years ended December 31, 2024 and 2023.

Convertible Debt

The Company issues convertible notes as part of its financing strategy, which may contain embedded features such as conversion options, redemption provisions, and contractual adjustments like most favored nations clauses. Convertible debt is accounted for under ASC 470, Debt, as amended by ASU 2020-06, Debt—Debt with Conversion and Other Options, adopted by the Company effective January 1, 2024. This standard simplifies the accounting by eliminating certain separation models for convertible instruments, requiring the Company to evaluate the debt as a single instrument unless bifurcation of embedded derivatives is required under ASC 815, Derivatives and Hedging.

Convertible notes are initially recorded at their principal amount, net of issuance costs or discounts, and classified as liabilities unless specific features mandate equity classification. Interest expense is recognized using the effective interest method over the notes’ terms.

The Company’s convertible debt instruments are debt host financial instruments containing embedded features, some of which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC Topic 815, Derivatives and Hedging. Embedded features are assessed to determine if they require bifurcation as derivatives. Features are bifurcated if their economic characteristics and risks are not clearly and closely related to the debt host, the hybrid instrument is not remeasured at fair value through earnings, and the feature would qualify as a standalone derivative. Bifurcated derivatives are recorded at fair value, with subsequent changes recognized in earnings. However, features contingent on events with low probability (e.g., uplisting or an event of default) are assigned immaterial value. The Company continues to monitor its facts and circumstances in each reporting period to evaluate whether each immaterial embedded feature’s fair value or change to it is significant and would therefore need to be ascribed value.

Common stock issued with convertible notes are treated as freestanding equity instruments under ASC 815-40, recorded at fair value in additional paid-in capital, with proceeds allocated between the debt and shares using the relative fair value method. The fair value of the shares issued are treated as a discount to the value of the convertible debt issued.

Debt issuance costs are capitalized and amortized as additional interest expense over the debt term, unless allocated to bifurcated derivatives, in which case they are expensed immediately if material.

Refinancings of convertible and promissory notes previously issued by the Company are evaluated under ASC 470-50, Modifications and Extinguishments, or ASC 470-60, Troubled Debt Restructurings by Debtors. A refinancing is accounted for as an extinguishment if the present value of cash flows under the new terms differs by at least 10% from the original terms or if a substantive conversion option is added or eliminated. When an extinguishment occurs, the original debt is derecognized and the new debt is recorded at fair value, recognizing any gain or loss in earnings. If not extinguished, a refinancing is treated as a modification with no gain or loss recognition. If the Company were to experience multiple changes to the same debt within a one-year period, and the first of those changes were determined to be a modification, the Company would then evaluate the changes within the one-year period on a cumulative basis.

A refinancing is classified as a troubled debt restructuring (TDR) if the Company is experiencing financial difficulty and the creditor grants a concession (e.g., reduced effective interest rate). For TDRs, the carrying amount is adjusted only if undiscounted future cash flows fall below the net carrying value of the original debt. When the undiscounted future cash flows of refinanced debt fall below the net carrying value of the original debt, the Company would record a gain for the difference. It would further adjust the carrying value of the debt to the future undiscounted cash flow amount with no interest expense recorded going forward. All future interest payments would then reduce the carrying value of the respective debt modified. If the undiscounted future cash flows are greater than the carrying value of the original debt, no gain would be recorded. The Company would then calculate a new effective interest rate based upon the carrying value of the original debt and the revised future cash flows under the terms of the new debt.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective beginning after December 15, 2023 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. The Company adopted this guidance and applied it to its convertible notes issued throughout the years ended December 31, 2024 and 2023.

The Company has examined recent accounting pronouncements and determined that they will not have a material impact on its financial position, results of operations, or cash flows.

Note 4 – Debt

Promissory Notes Payable and Promissory Notes Payable - Related Party

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

During the year ended December 31, 2016, the Company issued two additional unsecured promissory notes and borrowed an aggregate amount of $80,000. $30,000 is represented by a note issued on Sept 23, 2016. This note had a one-year maturity date; was governed by California law; bears interest at 10% per annum; and requires notice from the holder in order to be in default. The holder of this Note has failed to provide a notice of default. Further, enforceability of this Note is uncertain as California law has a 6-year statute of limitations (commences on the maturity date) to initiate a collection action on a note. At December 31, 2023, this Note was not in default and the balance outstanding was $30,000. $50,000 is represented by a note issued on Nov 20, 2016. During the year ended December 31, 2022, total principal and accrued interest in the amount of $50,000 of principal and $27,972 of interest were converted into a $95,088 convertible note dated September 23, 2022. The replacement note was converted into shares of our common stock during the quarter ended December 31, 2022. As of December 31, 2023, the original $50,000 note was no longer issued and outstanding.

Accrued interest at December 31, 2023, on these notes totaled $134,414.

During the year ended December 31, 2024, the above-mentioned promissory notes were forgiven. The principal in the amount of $100,000 and accrued interest in the amount of $2,997 were exchanged by the new convertible note in the amount of $102,997. Accrued interest in the amount of $131,417 was forgiven by the noteholder.

During the year ended December 31, 2022, the Company entered into 5 promissory note agreements in the aggregate amount of $250,000, of which $175,000 with the related parties. The notes have a 1-year term, bear interest of 7% and 9% if paid in cash. During the year ended December 31, 2023, due dates of 4 promissory notes were extended for 7 – 9 months, of which 3 notes with related parties for $175,000. A total of 1,010,402   shares of common stock were issued to related party in connection with the agreement of the holder to extend the maturity date of a $100,000 note. The outstanding principal balance was $250,000 as of December 31, 2023. Accrued interest at December 31, 2023, these notes totaled $19,880.

During the year ended December 31, 2024:

●	On March 21, 2024, two (2) promissory note agreements with the related party in the aggregate amount of $75,000 and accrued interest in the amount of $2,710 were exchanged by a new convertible note.

●	On March 22, 2024, one (1) promissory note in the aggregate amount of $50,000 and accrued interest in the amount of $5,322 were forgiven by the noteholder. The noteholder was issued a new convertible note in exchange.

●	On March 22, 2024, one (1) promissory note agreement with the related party in the aggregate amount of $100,000 and accrued interest in the amount of $10,500 were forgiven by the noteholder. The noteholder was issued a new convertible note in exchange.

●	On March 28, 2024, one (1) promissory note agreement in the aggregate amount of $25,000 was amended with increase in principal to $35,471, increase of intertest rate from 9% to 10% and extended for 1 year. A total of 3,250 shares of common stock were issued as additional consideration for the note amendment. On October 23, 2024, the Company entered into a transaction that triggered certain most favored nations (MFN) provisions under the note. As such, the principal amount due under the note has increased resulting in a new principal amount of $46,113. Additionally, the Company issued 9,223 shares of common stock in compliance with the MFN terms. Accrued interest as of December 31, 2024, was $2,717.

●	Between May 16 and August 28, 2024, five (5) short-term promissory notes in the aggregate amount of $564,182 were issued to the related party. The notes beared interest of 8%. On September 30, 2024, these notes were consolidated into a new note with increase in principal to $733,436, increase of interest rate from 8% to 10% and 6-months term. A total of 146,687 shares of common stock were issued to a related party in connection with the agreement. The outstanding principal balance was $733,436 as of December 31, 2024. Accrued interest at December 31, 2024, on the note was $28,868.

During the year ended December 31, 2023, the Company entered into short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 8,500,000 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan. On December 29, 2023, the promissory note was bought by another holder not affiliated with the Company, then exchanged by a new note on January 1, 2024, with an increase of principal to $175,000 and interest rate of 10%. During the year ended December 31, 2024, the note was extended to July 12, 2024, increasing principal to $225,000. A total of 22,500 shares of common stock were issued as additional consideration for the note extension. During the year ended December 31, 2024, the note was partially repaid in the amount of $150,000. The remaining principal in the amount of $75,000 and accrued interest in the amount of $32,551 were exchanged into a new promissory note. The new short-term promissory note in the amount of $107,551 bears interest of 10%. The outstanding principal balance was $107,551 as of September 30, 2024. During the year ended December 31, 2024, the note was extended to March 31, 2025, increasing principal to $139,817. A total of 27,963 shares of common stock were issued as additional consideration for the note extension. Accrued interest as of December 31, 2024, was $5,993.

During the year ended December 31, 2024, short-term promissory note in the amount of $99,098 was issued to the related party. The note bears interest of 10%. The outstanding principal balance was $99,098 as of December 31, 2024. Accrued interest as of December 31, 2024, was $358.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note had a 1-year term, beared interest of 9% and had a conversion price equal to the lesser of (1) the most recent issuance price; or, (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of December 31, 2023. Accrued interest as of December 31, 2023 was $1,881. During the year ended December 31, 2024, total principal in the amount of $25,000 and accrued interest in the amount of $2,574 were forgiven by the noteholder. The noteholder was issued new convertible note in exchange for the convertible note of $25,000 and a promissory note of $100,000.   The new note in the amount of $138,074 had a 1-year term, beared interest of 7.5%. During the year ended December 31, 2024, conditions of the issued note were amended under the Most Favored Nation (MFN) provision (see below).

During the year ended December 31, 2023, the Company entered into Note Purchase Agreements with seven investors not affiliated with the Company (the “Purchasers”) pursuant to which the Purchasers purchased from the Company convertible notes (the “Convertible Notes”) with an aggregate principal amount of $2,000,000. A total of 67,239 shares of common stock were issued according to the note agreements or as additional consideration for the issuance of the notes. The outstanding principal and accrued interest balances at December 31, 2023, were $2,000,000 and $95,396, respectively.

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

During the year ended December 31, 2024, notes with six investors not affiliated with the Company were amended with an increase in principal from $1,950,000 to $3,394,584 , increase of interest rate from 7.5% to 10% and extended until March 31, 2025. A total of 234,000 shares of common stock were issued according to the note agreements or as additional consideration for the note amendment. As of December 31, 2024, total principal and accrued interest on these six notes totaled $3,394,584 and $227,398, respectively.

Conditions of the note with one (1) Purchaser were amended twice (once under the MFN provision) resulting in an increase in principal from $50,000 to $89,158, increase of interest rate from 7.5% to 10% and extended until March 31, 2025. Additionally, the Company issued 30,832 shares of common stock in compliance with the MFN terms. Accrued interest as of December 31, 2024, was $5,233.

During the year ended December 31, 2024, the Company entered into ten convertible promissory note agreements in the aggregate amount of $736,511, of which $447,787 with the related parties. The Convertible Notes provided for a maturity of 10 and 12 months; 7.5%, 8% and 10% interest per annum. During the year ended December 31, 2024, conditions of the notes were amended under the Most Favored Nation (MFN) provision resulting in increase in principal to $1,047,321 (of which $631,811 with the related parties), increase of interest rate from 7.5% to 10% for all notes and extended until March 31, 2025. Additionally, the Company issued 240,482 shares of common stock in compliance with the MFN terms. Accrued interest as of December 31, 2024, was $46,866.

Scheduled maturities of debt remaining as of December 31, 2024, for each respective fiscal year end are as follows:

2025	5,549,527
Total	$5,549,527

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018, the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023.

The following schedule provides minimum future rental payments required as of December 31, 2024.

2024	$36,692
Total minimum lease payments	36,692
Less: Amount represented interest	(438)
Present value of minimum lease payments and guaranteed residual value	$36,254

Note 6 - Capital Stock

On January 16, 2025, the Company filed a Certificate of Amendment with the Secretary of State of Delaware to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 5 shares outstanding prior to the effective date of the reverse stock split. The reverse stock split became effective on January 24, 2025. The total number of authorized shares of common stock was reduced from 4,500,000,000 shares to 100,000,000 shares. The par value of the class Common Stock will remain the same at $0.001 per share. The 10,000,000 authorized shares of the Corporation’s preferred stock, par value $0.001 per share will not change.

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

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2024, and December 31, 2023, there were 10,000,000 shares of preferred stock authorized, and 0 and 0 shares issued and outstanding, respectively.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with 2,586,982 and 2,275,367 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2024, the Company issued 35,444 shares of common stock for services valued at $53,285 and 276,171 shares of common stock for note modification.

During the year ended December 31, 2023, the Company issued 111,055 shares of its common stock, including 34,102 shares of common stock for services valued at $203,002; 39,298 shares of common stock upon warrant exercises for an aggregate exercise price of $224,000; 11,200 shares of common stock upon cashless warrant exercise; 6,667 shares of common stock upon conversion of 50,000 shares of its Series A Preferred stock, 11,090 shares of common stock for note modification, and 8,698 shares of common stock in relation to issuance of promissory and convertible notes.

Note 7 - Stock Options and Warrants

Warrants

As of December 31, 2024, the Company had the following warrant securities outstanding:

	Warrants	Exercise Price	Expiration
2020 Warrants for services	2,000	$7.50	January 2025
2022 Exchange warrants	47,446	$5.70	September 2025
Total	49,446

A summary of all warrant activity for the year ended December 31, 2024, is as follows:

Post-split	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2023	59,413	$6.70	2.32
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(9,967)	7.39	-
Balance outstanding at December 31, 2024	49,446	$5.77	0.70
Exercisable at December 31, 2024	49,446	$5.77	0.70

The intrinsic value of the outstanding warrants as of December 31, 2024, was $0, as the exercise prices exceeded the common stock’s fair market value per share on that date.

Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Equity Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the year ended December 31, 2024, was determined to be $226,945  using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 31%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk-free rate of 4.03%, (v) price of $0.31 , and (vi) expected life of 3 years. A summary of option activity under the Company’s Equity Incentive Plan as of December 31, 2024, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2023	-	-	-
Granted	560,000	1.55	2.94
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at December 31, 2024	560,000	$1.55	2.94
Exercisable at December 31, 2024	-	$-	-

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 16,667 shares. On November 16, 2017, the Board of Directors approved an increase of 33,333 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 50,000 shares. On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or non-qualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. There are currently no awards issued and outstanding under the Plan.

Note 8 – Earnings Per Share

Earnings per share calculations are performed in accordance with ASC 260, ‘Earnings Per Share’. Basic earnings per share is calculated using the weighted average number of common shares issued and outstanding during the period, which were 2,377,691 and 2,231,671 for the years ended December 31, 2024, and December 31, 2023, respectively. Diluted earnings per share includes the dilutive effect of potential common shares, such as those issuable under convertible debt agreements, stock options, warrants, and preferred stock, unless their inclusion is anti-dilutive. For the years ended December 31, 2024, and December 31, 2023, approximately 63,236 and 126,324 potential common shares, respectively, were excluded from the diluted earnings per share calculation due to the Company’s reported net losses, as their inclusion would have reduced the loss per share, rendering them anti-dilutive. The determination of anti-dilution was based on the application of the treasury stock method for options and warrants and the if-converted method for convertible debt and preferred stock, as applicable.

Note 9 - Income Taxes

Loss from operations before provision (benefit) for income taxes and associated tax provision (benefit) are summarized in the following table:

	Years ended December 31,
Net Income (Loss)	2024	2023
Domestic	$(4,306,918)	$(2,384,802)
	$(4,306,918)	$(2,384,802)

Current
Federal	$-	$-
State	-	-
Total Current	$-	$-

Deferred
Federal	$(998,912)	$(590,371)
State	(190,269)	(112,452)
Total Deferred	(1,189,181)	(702,823)
Less Increase in Allowance	1,189,181	702,823
Net Deferred	$-	$-

Total Income Tax Provision (Benefit)	$-	$-

The significant components of the deferred tax assets and liabilities are summarized below:

	Years ended December 31,
	2024	2023
Deferred Tax Assets (Liabilities):
Net Operating Loss Carry-Forwards	$5,350,576	$4,273,846
Depreciable and Amortizable Assets	(20,520)	(20,520)
Stock Based Compensation	134,725	118,228
Loss Reserve	457	457
Accrued Compensation	133,163	37,326
Other	32,481	32,364
Total	5,630,882	4,441,701
Less Valuation Allowance	(5,630,882)	(4,441,701)
Net Deferred Tax Assets (Liabilities)	$-	$-

At December 31, 2024 and 2023, the Company has available net operating loss carry-forwards for federal and state income tax purposes of approximately $19.5 million and $15.2 million, respectively. Of the federal net operating loss carryforward, $16.2 million, if not utilized earlier, expires through 2040 and $3.3 million will carry-forward indefinitely. The state net operating loss carryforwards expire through 2043, if not utilized earlier. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carry-forwards before they expire, the Company has recorded a valuation allowance to fully offset the net operating loss carry-forwards, as well as the total net deferred tax assets.

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

During the years ended December 31, 2024 and 2023, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, as well as the states of California, Florida, Illinois and New York. The tax years 2020-2024 generally remain open to examination by the U.S. federal and state taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table:

	Years ended December 31,
	2024	2023
Statutory United States federal rate	21.00%	21.00%
State income tax, net of federal benefit	4.00	4.00
Change in valuation allowance	(27.61)	(29.47)
Stock based compensation	0.38	2.13
Permanent differences	0.00	0.04
Other	2.23	2.30
Effective tax rate benefit (provision)	(2.23)%	(2.30)%

Note 10 - Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of renewable energy focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s measure of segment profit or loss is net income. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast.

For the fiscal year ended December 31, 2024, the CODM regularly receives and reviews the Company’s net income, and significant operating expenses categories, which are integral to the measure of operating performance. The significant expense categories include employee compensation, office operations and professional services. These expenses are presented below as they are included in the net income measure used by the CODM:

	Year Ended December 31,
	2024	2023
General and administrative
Wages and related	$(606,955)	$(604,889)
Office Operations	(312,676)	(312,052)
Professional Services	(536,280)	(1,252,543)
Other Operating Expenses	(112,796)	(284,216)
Total Operating Expenses	$(1,568,707)	$(2,453,700)
Other Expenses / Income
Gain (loss) on extinguishment of debt	(1,842,273)	441,041
Fair value of stock issued for note modification	(449,660)	(168,856)
Interest expense	(446,278)	(203,287)
Total Other Expenses / Income	$(2,738,211)	$68,898
Net Income (Loss)	$(4,306,918)	$(2,384,802)

Note 11 - Subsequent Events

On January 1, 2025, 2,000 warrants issued in 2020 for services, with an exercise price of $7.50 per share, expired in accordance with their original terms. As of December 31, 2024, these warrants were outstanding and had no intrinsic value, as the exercise price exceeded the market price of the company’s common stock. The expiration of these warrants does not impact the financial position or results of operations as presented in the accompanying financial statements, as no adjustments were required.

On January 16, 2025, the Company filed a Certificate of Amendment with the Secretary of State of Delaware to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 5 shares outstanding prior to the effective date of the reverse stock split. The reverse stock split became effective on January 24, 2025. The total number of authorized shares of common stock was reduced from 4,500,000,000 shares to 100,000,000 shares. The par value of the class Common Stock will remain the same at $0.001 per share. The 10,000,000 authorized shares of the Corporation’s preferred stock, par value $0.001 per share will not change.

On January 15, 2025, the Company issued a convertible promissory note for the principal amount of $25,000.

On February 10, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $10,000.

On February 11, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $10,000.

On February 27, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $10,000.

On March 7, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $50,000.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Agustin Cabo (“Cabo”), who serves as our Chief Financial Officer, and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2024, that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

[    ]

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

Agustin Cabo was appointed by the Board of Directors to serve as the Company’s Chief Financial Officer and principal financial and accounting officer.

For biographical information concerning Messrs. Graber, Lux and Cabo, see Item 10, “Directors, Executive Officers and Corporate Governance” in this Form 10-K, which is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
David Graber	53	CEO and Chairman	February 2017
Sebastian Lux	53	President, COO, Director	July 2022
Agustin Cabo	39	CFO	March 2024
Dylan Glenn	55	Director	May 2023
Jared Levinthal	52	Director	December 2018
Andrew Suckling	53	Director	August 2022
Justin Vorwerk	65	Director	August 2022
Dr. Adam Lipson	52	Director	July 2022

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

Sebastian Lux was appointed to serve previously as our CEO and interim CFO in July 2022, becoming the Co-CEO in March 2023, in addition to being appointed to our Board of Directors. On March 2024, he was appointed President and COO of the company. Mr. Lux has over 25 years of experience working with multinational companies. Immediately prior to joining us, Mr. Lux served as co-founder of Blue Duck Data, a cloud-based analytical solutions provider for end-to-end supply chain analysis. Previously, Mr. Lux served from 2015 through 2020 as co-founder and director of supply chain logistics for Genuine Origin, a division of Volcafe & ED&F Man. He is a multilingual professional experienced in strategic planning for international operations, data analytics, financial modeling, logistics, purchasing, product development, supplier partnership management, process improvements, negotiations, e-business, and franchise development. Mr. Lux earned an MBA in Entrepreneurship from Babson’s F.W. Olin Graduate School of Business, an MSAS in E-Commerce from Boston University, and a B.A. in Economics from Roanoke College. In addition to his operational leadership of our company, Mr. Lux has experience in entrepreneurial ventures in the United States, Europe and South America where he developed international supply chains for the distribution of coffee, food goods, and after-market auto-parts as well as having created multiple market entry programs and brand development projects for new and existing companies, making him well qualified as a member of the Board.

Agustin Cabo, CFA, CMA, was appointed to serve as our CFO in March 2024, previously serving as Director of Finance of the company. Prior to this, he was the CFO at Americhem Sales Company (2020-2023). Agustin also served as an Associate of Strategic Business Development at Scientific Games International (2018-2020), Additionally, he worked as a Senior Research Analyst at Crisil Limited, an S&P company (2010-2016). He holds an M.B.A. from Emory University’s Goizueta Business School, where he graduated in May 2018 as an Acosta International Scholar and a B.A. in Economics from University of Buenos Aires. Agustin is also a Chartered Financial Analyst (CFA) and a member of the CFA Institute, having earned his certification in September 2015, and a Certified Management Accountant (CMA) and member of the Institute of Management Accountants (IMA), certified in January 2024.

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

Item 11. Executive Compensation

The following table discloses compensation received by our Chief Executive Officer, David Graber and our President and COO, Sebastian Lux, for the years ended December 31, 2024, and 2023.

The following table also sets forth information regarding all cash and non-cash compensation earned by or paid to the executive officers of the Company who served during the fiscal year ended December 31, 2024, for services in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant Awards ($)	All Other Compensation ($)	Total ($)
David Graber	2023	200,000		13,344			213,344
CEO	2024	240,000		1,668			241,668
Sebastian Lux	2023	240,000		13,344			253,344
President, COO	2024	240,000		24,168			264,168
Agustin Cabo	2023	63,000					63,000
CFO	2024	126,000		22,500			148,500

Employment Arrangements

Mr. Graber, as our Chief Executive Officer and Mr. Lux, as our President and COO, in consultation with our independent directors, have agreed to receive a monthly salary at a rate of $20,000. Of this amount, $15,000 is payable in cash and $5,000 is accrued until such time as we are able to make the payment. Both Messrs. Graber and Lux work full time for our company and there is no set term for their employment.

Directors Compensation

Our non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 16,667 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. As of December 31, 2024, the Company had 560,000 options outstanding under the Plan to employees, directors and outside consultants.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 25, 2025, there were 2,586,982 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of March 25, 2025, by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is at 500 West Putnam Avenue, Suite 400, Greenwich, CT, 6830.

The following table sets forth, as of March 25, 2025, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock; (ii) each director of the Company; (iii) each of the named executive officers; and, (iv) all executive officers and directors of the Company as a group:

	Number of Shares	Percentage of
Name and Address(1)	Beneficially Owned(2)	Outstanding Shares(3)

Executive Officers & Directors
David Graber	885,103	33.6%
Sebastian Lux	34,234	1.3%
Dylan Glenn	8,085	0.3%
Jared Levinthal	5,284	0.2%
Andrew Suckling	2.224	0.1%
Justin Vorwerk	15,592	0.6%
Dr. Adam Lipson	314,971	12.0%
Agustin Cabo	10,000	0.4%
All Current Executive Officers and Directors as a Group (8 Persons)	1,275,493	48.4%

5% Shareholders
David Graber	885,103	33.6%
Dr. Adam Lipson	314,971	12.0%
Marilyn Kane	311,897	11.8%

(1)	The mailing address for each officer and director is c/o American Battery Materials, Inc., 500 West Putnam Avenue, Suite 400, Greenwich, CT 06830.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of March 25, 2025. In determining the percent of common stock owned by a person or entity as of March 25, 2025 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities; and, (b) the denominator is the sum of (i) the total shares of common stock outstanding as of March 25, 2025, which is 2,586,982, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Based on 2,586,982 outstanding shares and 47,446 shares that may be acquired upon the exercise of the derivative securities as of March 25, 2025.

(4)	Includes shares owned by Cobrador Multi-Strategy Partners, LP, of which Mr. Graber is the managing partner.

(5)	Includes shares owned by (i) Automated Retail Leasing Partners, LP, of which Ms. Kane is the managing partner, and (ii) AJS Properties LLC, of which Ms. Kane is the manager. Mr. Graber owns a non-controlling interest in Automated Retail Leasing Partners.

Changes in Control

The issuance of 50,000 shares of Series A Preferred Stock to Dr. Adam Lipson on August 23, 2023, was a change in control as it afforded Dr. Lipson the voting power of 60% of all shares of common stock issued and outstanding, giving Dr, Lipson voting control over all matters submitted to a vote of the common stockholders. The preferred stock was converted to common stock on August 23, 2024. We are not aware of any other arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

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

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the professional audit services and other services rendered to us by GreenGrowth CPAs for the year ended December 31, 2024, and for the last two quarters of our fiscal year ended December 31, 2023, and Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC), for the first two quarters of 2023. All fees described below were approved by the Board:

Fee Type	2024	2023
Audit Fees(1)	$57,386	$40,082
Audit-Related Fees(2)	$–	–
Tax Fees(3)	$–	–
All Other Fees(4)	$–	–
Total	$57,386	40,082

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by GreenGrowth CPAs in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”

(3)	“Tax Fees” consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

(4)	“All Other Fees” consist of fees billed for products and services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees.

Audit-Related Fees

During 2024 and 2023, there were no fees paid to our principal accountants in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. No other fees were billed by principal accountants for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed by principal accountants during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by principal accountants in 2024 or 2023.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report:

	(1)	The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

	(3)	Report of Independent Registered Public Accounting Firm.

	(4)	Notes to Financial Statements.

(b)	Exhibits:

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report:

Exhibit
Number	Description

3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.2	Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.3	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).

3.4	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2018).

3.5	Certificate of Designation for Series A Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2023).

3.6	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2023).

3.7	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2025).

4.1	Description of Securities

21.1	Subsidiaries of the Registrant.*

31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Interim Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

96.1	Technical Report. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 12, 2024)

101	Interactive Data files pursuant to Rule 405 of Regulation S-T.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

The Company has elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BATTERY MATERIALS, INC.

Date: March 25, 2025	BY:	/s/ David Graber
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Graber	Chief Executive Officer and Chairman	March 25, 2025
(Principal Executive Officer)

/s/ Agustin Cabo	Chief Financial Officer	March 25, 2025
(Principal Financial and Accounting Officer)

/s/ Sebastian Lux	President, Chief Operating Officer, Director	March 25, 2025

/s/ Dylan Glenn	Director	March 25, 2025

/s/ Jared Levinthal	Director	March 25, 2025

/s/ Andrew Suckling	Director	March 25, 2025

/s/ Justin Vorwerk	Director	March 25, 2025

/s/ Dr. Adam Lipson	Director	March 25, 2025

