Form 10-Q
period 2025-09-30
AMERICAN BATTERY MATERIALS, INC.
filed 2025-11-07
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of registrant’s common stock outstanding as of November 7, 2025: 3,142,371.

AMERICAN BATTERY MATERIALS INC.

FORM 10-Q

For the quarter ended September 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$9,440	$12,896
Prepaid expenses and other assets	261,885	104,073
Total current assets	271,325	116,969
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$477,325	$322,969

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$281,597	$399,631
Accrued expenses	1,101,254	826,688
Accrued interest	812,200	317,434
Promissory notes payable, net of discount	224,975	185,929
Promissory notes payable – related party	1,007,366	832,534
Convertible notes payable, net of discount	5,097,846	3,899,253
Convertible notes payable – related party	983,584	631,811
Current capital lease obligation	-	36,254
Total current liabilities	9,508,822	7,129,534
Total Liabilities	9,508,822	7,129,534

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,925,440 and 2,586,982 shares issued and outstanding, respectively	2,926	2,586
Additional paid in capital	19,750,906	17,737,406
Stock to be issued	45,000	-
Accumulated deficit	(28,830,329)	(24,546,557)
Total stockholders’ deficit	(9,031,497)	(6,806,565)
Total liabilities and stockholders’ deficit	$477,325	$322,969

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Operating Expenses
General and administrative	$293,140	$506,019	$1,509,194	$1,215,845
Total operating expenses	293,140	506,019	1,509,194	1,215,845

Operating loss	(293,140)	(506,019)	(1,509,194)	(1,215,845)

Other Expenses / Income
Gain (loss) on extinguishment of debt	(424,656)	-	(990,109)	(516,083)
Fair value of stock issued for note modification	(863,651)	-	(1,273,659)	(14,382)
Interest expense	(184,241)	(121,245)	(510,810)	(295,572)
Total other expenses / income	(1,472,548)	(121,245)	(2,774,578)	(826,037)

Income (loss) from operations before income taxes	(1,765,688)	(627,264)	(4,283,772)	(2,041,882)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(1,765,688)	$(627,264)	$(4,283,772)	$(2,041,882)

Net loss per share – basic and diluted	$(0.63)	$(0.27)	$(1.59)	$(0.88)

Weighted average common shares – basic and diluted	2,813,583	2,343,217	2,699,784	2,314,020

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Nine months Ended September 30, 2025 and 2024

(Unaudited)

								Total
	Preferred stock		Common stock		Additional Paid in	Stock to be	Accumulated	Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	(Deficit)
Balance as of December 31, 2023	-	$-	2,275,367	$2,275	$17,220,471	$-	$(20,239,639)	$(3,016,893)
Shares issued for services	-	-	41,391	42	14,219	-	-	14,261
Shares issued for note modification	-	-	259,750	260	14,122	-	-	14,382
Net loss	-	-	-	-	-	-	(2,041,882)	(2,041,882)
Balance as of September 30, 2024	-	$-	2,576,508	$2,577	$17,248,812	$-	$(22,281,521)	$(5,030,132)

Balance as of December 31, 2024	-	$-	2,586,982	$2,586	$17,737,406	$-	$(24,546,557)	$(6,806,565)
Shares issued for services	-	-	73,118	74	550,341	45,000	-	595,415
Shares issued for note modification	-	-	265,340	266	1,273,393	-	-	1,273,659
Fair value of options	-	-	-	-	189,766	-	-	189,766
Net loss	-	-	-	-	-	-	(4,283,772)	(4,283,772)
Balance as of September 30, 2025	-	$-	2,925,440	$2,926	$19,750,906	$45,000	$(28,830,329)	$(9,031,497)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(4,283,772)	$(2,041,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	785,181	14,261
Accrued interest	494,766	219,910
Gain/loss on settlement of liabilities	990,109	516,083
Fair value of stock issued for note modification	1,273,659	14,382
Amortization of debt discount	-	28,497
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(157,812)	31,761
Accounts payable and accrued expenses	414,413	631,112
Net cash used in operating activities	(483,456)	(585,876)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	345,000	55,000
Proceeds from convertible notes – related party	135,000	80,000
Proceeds from promissory notes	-	671,733
Repayment of promissory notes	-	$(225,000)
Net cash provided by financing activities	480,000	581,733
		-
Net decrease in cash	(3,456)	(4,143)

Cash, beginning of period	12,896	7,376

Cash, end of period	$9,440	$3,233

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$-	$440,129

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2025 and 2024 (Unaudited)

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of $4,283,772 during the nine months ended September 30, 2025, has accumulated losses totaling $28,830,329, and has a working capital deficit of $9,237,497 as of September 30, 2025. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,320 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025 and 2024, there were approximately 0 and 285,728 shares respectively, potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the nine months ended September 30, 2025 and 2024 because their inclusion would have been anti-dilutive due to the Company’s net losses ..

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

The Company recognized $0 revenue during the nine months ended September 30, 2025 and 2024.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective beginning after December 15, 2023 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. The Company adopted this guidance and applied it to its convertible notes issued throughout the nine months ended September 30, 2025 and 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances disclosure requirements related to income taxes, including rate reconciliation and taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect a material impact upon adoption.

In November 2024, the FASB issued ASU No. 2024-03, Liabilities—Joint Venture Formations (Subtopic 405-50): Recognition and Initial Measurement, clarifying accounting by a joint venture upon formation and requiring fair value measurement of contributed assets and liabilities. This guidance is effective for fiscal years beginning after December 31, 2024, and interim periods beginning after December 15, 2027. The Company does not expect a material impact upon adoption.

In April 2024, the FASB issued ASU No. 2024-04, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, expanding the use of this method to additional tax credit structures. This guidance is effective for fiscal years beginning after December 15, 2025. The Company does not expect a material impact upon adoption.

In January 2025, the FASB issued ASU No. 2025-01, Income Taxes (Topic 740): Disclosure Framework—Changes to Income Tax Disclosure Requirements, which further refines disclosure requirements to improve consistency and comparability. This standard is effective for fiscal years beginning after December 15, 2025. The Company is evaluating the impact of this guidance.

In July 2025, the FASB issued ASU No. 2025-07, Leases (Topic 842): Disclosures about Leasing Arrangements, which enhances qualitative and quantitative lease disclosures. This guidance is effective for fiscal years beginning after December 15, 2026. The Company does not expect the adoption to have a material effect on its consolidated financial statements.

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

During the year ended December 31, 2024:

●	On March 21, 2024, two (2) promissory note agreements with the related party in the aggregate amount of $75,000 and accrued interest in the amount of $2,710 were exchanged by a new convertible note.

●	On March 22, 2024, one (1) promissory note in the aggregate amount of $50,000 and accrued interest in the amount of $5,322 were forgiven by the noteholder. The noteholder was issued a new convertible note in exchange.

●	On March 22, 2024, one (1) promissory note agreement with the related party in the aggregate amount of $100,000 and accrued interest in the amount of $10,500 were forgiven by the noteholder. The noteholder was issued a new convertible note in exchange.

●	On March 28, 2024, one (1) promissory note agreement in the aggregate amount of $25,000 was amended with increase in principal to $35,471, increase of intertest rate from 9% to 10% and extended for 1 year. A total of 3,250 shares of common stock were issued as additional consideration for the note amendment. On October 23, 2024, the Company entered into a transaction that triggered certain most favored nations (MFN) provisions under the note. As such, the principal amount due under the note has increased resulting in a new principal amount of $46,113. Additionally, the Company issued 1,845 shares of common stock in compliance with the MFN terms. During the nine months ended September 30, 2025, the note was extended to July 31, 2025, on April 1, 2025, and to October 31, 2025, on July 31, 2025, increasing principal to $55,796. A total of 2,090 shares of common stock were issued as additional consideration for the note extensions. The outstanding principal balance was $55,796 as of September 30, 2025. Accrued interest as of September 30, 2025, was $6,520.

●	Between May 16 and August 28, 2024, five (5) short-term promissory notes in the aggregate amount of $564,182 were issued to the related party. The notes beared interest of 8%. On September 30, 2024, these notes were consolidated into a new note with increase in principal to $733,436, increase of interest rate from 8% to 10% and 6-months term. A total of 32,882 shares of common stock were issued to a related party in connection with the consolidation and extension agreement. During the nine months ended September 30, 2025, the note was extended to July 31, 2025, on April 1, 2025, and to October 31,2025, on July 31, 2025, increasing principal to $887,458. A total of 32,882 shares of common stock were issued as additional consideration for the note extensions. The outstanding principal balance was $887,458 as of September 30, 2025. Accrued interest as of September 30, 2025, was $89,359.

During the year ended December 31, 2023, the Company entered into short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 8,500,000 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan. On December 29, 2023, the promissory note was bought by another holder not affiliated with the Company, then exchanged by a new note on January 1, 2024, with an increase of principal to $175,000 and interest rate of 10%. During the year ended December 31, 2024, the note was extended to July 12, 2024, increasing principal to $225,000. A total of 22,500 shares of common stock were issued as additional consideration for the note extension. During the year ended December 31, 2024, the note was partially repaid in the amount of $150,000. The remaining principal in the amount of $75,000 and accrued interest in the amount of $32,551 were exchanged into a new promissory note. The new short-term promissory note in the amount of $107,551 beared interest of 10%. The outstanding principal balance was $107,551 as of September 30, 2024. During the year ended December 31, 2024, the note was extended to March 31, 2025, increasing principal to $139,817. A total of 10,093 shares of common stock were issued as additional consideration for the note extensions. During the nine months ended September 30, 2025, the note was extended to July 31, 2025, on April 1, 2025 and to October 31, 2025 on July 31, 2025, increasing principal to $169,178. A total of 6,281 shares of common stock were issued as additional consideration for the note extensions. The outstanding principal balance was $169,178 as of September 30, 2025. Accrued interest as of September 30, 2025, was $17,524.

During the year ended December 31, 2024, short-term promissory note in the amount of $99,098 was issued to the related party. The note bears interest of 10%. During the nine months ended September 30, 2025, the note was extended to July 31, 2025, on April 1, 2025 and to October 31, 2025 on July 31, 2025, increasing principal to $119,909. A total of 4,359 shares of common stock were issued as additional consideration for the note extensions. The outstanding principal balance was $119,909 as of September 30, 2025. Accrued interest as of September 30, 2025, was $8,531.

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

During the year ended December 31, 2023, the Company entered into Note Purchase Agreements with seven investors not affiliated with the Company (the “Purchasers”) pursuant to which the Purchasers purchased from the Company convertible notes (the “Convertible Notes”) with an aggregate principal amount of $2,000,000. A total of 3,032 shares of common stock were issued according to the note agreements or as additional consideration for the issuance of the notes. The outstanding principal and accrued interest balances at December 31, 2023, were $2,000,000 and $95,396, respectively.

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

During the year ended December 31, 2024, notes with six investors not affiliated with the Company were amended with an increase in principal from $1,950,000 to $3,394,584, increase of interest rate from 7.5% to 10% and extended until March 31, 2025. A total of 186,337 shares of common stock were issued according to the note agreements or as additional consideration for the note amendments. On April 1, 2025, the notes were extended to July 31, 2025, increasing the principal to $3,734,042. A total of 54,316 shares of common stock were issued as additional consideration for the note extension. On July 31, 2025, the notes were extended to October 31, 2025, increasing principal to $4,107,447. A total of 100,127 shares of common stock were issued as additional consideration for the note extensions. As of September 30, 2025, total principal and accrued interest on these six notes totalled $4,107,447 and $507,366, respectively.

Conditions of the note with one (1) purchaser were amended several times (once under the MFN provision) resulting in an increase in principal from $50,000 to $107,882, increase of interest rate from 7.5% to 10% and extended until October 31, 2025. Additionally, the Company issued 3,567 shares of common stock in compliance with the MFN terms and 4,050 shares of common stock were issued as additional consideration for the note extension. Accrued interest as of September 30, 2025, was $13,025.

During the year ended December 31, 2024, the Company entered into ten convertible promissory note agreements in the aggregate amount of $736,511, of which $447,787 with the related parties. The Convertible Notes provided for a maturity of 10 and 12 months; 7.5%, 8% and 10% interest per annum. During the year ended December 31, 2024, conditions of the notes were amended under the Most Favored Nation (MFN) provision resulting in increase in principal to $1,047,321 (of which $631,811 with the related parties), increase of interest rate from 7.5% to 10% for all notes and extended until March 31, 2025. Additionally, the Company issued 48,098 shares of common stock in compliance with the MFN terms. On April 1, 2025, the notes were extended to July 31, 2025, increasing principal to $1,152,052 (of which $694,992 was with the related parties). A total of 17,127 shares of common stock were issued as additional consideration for the note extension. On July 31, 2025, the notes were extended to October 31, 2025, increasing the principal to $1,267,257 (of which $764,491 was with the related parties). A total of 30,356 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of September 30, 2025, was $149,454.

During the nine months ended September 30, 2025:

●	The company entered into five convertible promissory note agreements in the aggregate amount of $105,000, of which $80,000 with the related parties. The Convertible Notes bear 10% interest per annum. On April 1,2025, the notes were extended to July 31, 2025, increasing principal to $115,500 (of which $22,000 with the related parties), A total of 1,680 shares of common stock were issued as additional consideration for the note extension. On July 31, 2025, the notes were extended to October 31, 2025, increasing principal to $127,050 (of which $96,800 with the related parties), A total of 2,898 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of September 30, 2025, was $7,247.
●	The company entered into seven convertible promissory note agreements in the aggregate amount of $245,000, of which $50,000 with the related party. The Convertible Notes bear 10% interest per annum. On July 31, 2025, the notes were extended to October 31, 2025, increasing principal to $269,500 (of which $55,000 with the related party). A total of 6,029 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of September 30, 2025, was $10,628.
●	The company entered into five short-term convertible promissory note agreements in the aggregate amount of $190,721, of which $65,721 with the related party. The Convertible Notes bear 10% interest per annum. Conditions of three notes were amended under the Most Favored Nation (MFN) provision resulting in increase in principal to $202,293 (of which $67,293 with the related party). Additionally, the Company issued 2,778 shares of common stock in compliance with the MFN terms. Accrued interest as of September 30, 2025, was $2,546.

Scheduled maturities of debt remaining as of September 30, 2025, for each respective fiscal year end are as follows:

2025	7,313,770
Total	$7,313,770

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018, the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023. The remaining balance of $36,254 under these lease agreements was written off as of September 30, 2025.

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

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of September 30, 2025, and December 31, 2024, there were 10,000,000 shares of preferred stock authorized, and 0 shares issued and outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with 2,925,440 and 2,586,982 shares issued and outstanding at September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, the Company issued 73,118 shares of common stock for services valued at $595,415 and 265,340 shares of common stock for note modification.

During the nine months ended September 30, 2024, the Company issued 41,391 shares of common stock for services valued at $14,261 and 259,750 shares of common stock for note modification.

Note 7 - Stock Options and Warrants

Warrants

As of September 30, 2025, the Company had no warrant securities outstanding.

A summary of all warrant activity for the nine months ended September 30, 2025, is as follows:

Post-split	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2024	49,446	$5.77	0.70
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(49,446)	5.77	-
Balance outstanding at September 30, 2025	-	$-	-
Exercisable at September 30, 2025	-	$-	-

Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Equity Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2025, was determined to be $20,023 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 31%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk-free rate of 3.88%, (v) price of $7.5, and (vi) expected life of 10 years. A summary of option activity under the Company’s Equity Incentive Plan as of September 30, 2025, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2024	560,000	$1.55	2.94
Granted	6,000	7.50	9.83
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at September 30, 2025	566,000	$1.61	2.27
Exercisable at September 30, 2025	6,000	$7.50	9.38

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 16,667 shares. On November 16, 2017, the Board of Directors approved an increase of 33,333 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 50,000 shares. On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or non-qualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. As of September 30, 2025, all outstanding awards have been granted under the Plan.

Note 8 – Earnings Per Share

Earnings per share calculations are performed in accordance with ASC 260, ‘Earnings Per Share’. Basic earnings per share is calculated using the weighted average number of common shares issued and outstanding during the period, which were 2,699,784 and 2,314,020 for the nine months ended September 30, 2025, and September 30, 2024, respectively. Diluted earnings per share includes the dilutive effect of potential common shares, such as those issuable under convertible debt agreements, stock options, warrants, and preferred stock, unless their inclusion is anti-dilutive. For the nine months ended September 30, 2025, and September 30, 2024, approximately 0 and 285,728 potential common shares, respectively, were excluded from the diluted earnings per share calculation due to the Company’s reported net losses, as their inclusion would have reduced the loss per share, rendering them anti-dilutive. The determination of anti-dilution was based on the application of the treasury stock method for options and warrants and the if-converted method for convertible debt and preferred stock, as applicable.

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

For the fiscal nine months ended September 30, 2025, the CODM regularly receives and reviews the Company’s net income, and significant operating expenses categories, which are integral to the measure of operating performance. The significant expense categories include employee compensation, office operations and professional services. These expenses are presented below as they are included in the net income measure used by the CODM:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
General and administrative
Wages and related	$(1,080,006)	$(469,523)
Office operations	(161,601)	(276,531)
Professional services	(263,645)	(437,521)
Other operating expenses	(3,942)	(32,270)
Total operating expenses	(1,509,194)	(1,215,845)
Other Expenses / Income
Gain (loss) on extinguishment of debt	(990,109)	(516,083)
Fair value of stock issued for note modification	(1,273,659	(14,382)
Interest expense	(510,810)	(295,572)
Total other expenses / income	(2,774,578)	(826,037)
Net Income (Loss)	$(4,283,772)	$(2,041,882)

Note 10 - Subsequent Events

●	On October 23, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $200,000 for Accrued Payroll.

●	On October 23, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $34,200 for Accrued Expenses.

●	On October 31, 2025, the Company entered into extension agreements with certain noteholders of its promissory and convertible notes. Under the terms of these agreements, the maturity dates of the notes were extended to January 31, 2026. In consideration for the extensions, the noteholders received a 10% increase in the principal amount of their notes and additional shares of common stock. The total additional shares issued in connection with these extensions amounted to 196,557 shares, and the aggregate principal increase was $731,377.

●	On October 31, 2025, two convertible promissory notes with original maturity dates of January 31, 2026, and outstanding principal of $200,000 and $34,200, respectively, received terms consistent with the extension agreements, including a 10% increase in principal (aggregate amount of $23,420) and 4,811 and 823 additional shares of common stock, respectively, pursuant to a Most Favored Nation clause. The maturity date of the notes remains January 31, 2026.

●	On November 4, 2025, the Company issued 14,740 shares of common stock to three (3) parties in exchange for services provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help you understand our results of operations and financial condition as of September 30, 2025 and for the nine months ended September 30, 2025 and 2024. This discussion and analysis is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Results of Operations

Three months ended September 30, 2025, compared to three months ended September 30, 2024

Revenue

For the three months ended September 30, 2025, and 2024, our company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2025, were $293,140, a decrease of $212,879 or 42%, compared to $506,019 for the three months ended September 30, 2024. The decrease in operating expenses was mainly due to a decrease in professional fees.

Gain (Loss) on Extinguishment

During the three months ended September 30, 2025, our company recorded a loss on extinguishment of debt of $424,656.

Fair Value of Stock Issued for Note Modification

During the three months ended September 30, 2025 and 2024, the Company recorded a fair value of stock issued for note modification of $863,651 and $0, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2025, was $184,241, as compared to $121,245 during the three months ended September 30, 2024.

Net Loss

As a result of the foregoing, the net loss for the three months ended September 30, 2025, was $1,765,688 as compared to the net loss of $627,264 during the three months ended September 30, 2024.

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

Revenue

For the nine months ended September 30, 2025, and 2023, our company had no revenue.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2025, were $1,509,194, an increase of $293,349 or 24%, compared to $1,215,845 for the nine months ended September 30, 2024. The increase in operating expenses was mainly due to an increase in share-based compensation.

Gain (Loss) on Extinguishment

During the nine months ended September 30, 2025 and 2024, our company recorded a loss on extinguishment of debt of $990,109 and $516,083, respectively.

Fair Value of Stock Issued for Note Modification

During the nine months ended September 30, 2025 and 2024, the Company recorded a fair value of stock issued for note modification of $1,273,659 and $14,382, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2025, was $510,810, as compared to $295,572 during the nine months ended September 30, 2024.

Net Loss

As a result of the foregoing, the net loss for the nine months ended September 30, 2025, was $4,283,772 as compared to the net loss of $2,041,882 during the nine months ended September 30, 2024.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $4,283,772 during the nine months ended September 30, 2025, had accumulated losses totaling $28,830,329, and a working capital deficit of $9,237,497 as of September 30, 2025. These factors, among others, indicate that our company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, our company used $483,456 of cash in operating activities as a result of our net loss of $4,283,772, offset by loss on debt settlement of $990,109, fair value of stock issued for note modification of $1,273,659, share-based compensation of $785,181, accrued interest of $494,766, and net changes in operating assets and liabilities of $256,601.

During the nine months ended September 30, 2024, our company used $585,876 of cash in operating activities as a result of our net loss of $2,041,882, offset by loss on debt settlement of $516,083 and amortization of debt discount of $28,497, fair value of stock issued for note modification of $14,382, share-based compensation of $14,261, accrued interest of $219,910, and net changes in operating assets and liabilities of $662,783.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025 and 2024, our company had no investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, financing activities provided $480,000 in proceeds from convertible notes.

During the nine months ended September 30, 2024, financing activities provided $581,733, resulting from $135,000 in proceeds from convertible notes and $671,733 in proceeds from promissory notes, offset by repayment of promissory notes of $225,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David Graber, who serves as our Chief Executive Officer and Chairman of the Board, Sebastian Lux, who serves as our President and Chief Operating Officer and Agustin Cabo, who serves as our Chief Financial Officer and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of September 30, 2025 that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

●	Issuance of Common Stock in Connection with Note Extensions: During the period, the Company issued an aggregate of 174,493 shares of common stock to certain noteholders of its promissory and convertible notes as part of extension agreements and a Most Favored Nation adjustment. These shares were issued in consideration for the extension of the maturity dates of certain notes to October 31, 2025, and the application of similar terms to three note pursuant to a Most Favored Nation clause. The issuances were exempt under Section 4(a)(2) of the Securities Act as they were private transactions not involving a public offering.

●	Use of Proceeds: The Company did not receive any cash proceeds from the above issuances, as the shares were issued as consideration for the modification of outstanding securities.

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

November 7, 2025	AMERICAN BATTERY MATERIALS INC.

	By:	/s/ David E. Graber
David E. Graber
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Agustin Cabo
Agustin Cabo
Chief Financial Officer
(Principal Financial and Accounting Officer)

