Form 10-K
period 2025-12-31
AMERICAN BATTERY MATERIALS, INC.
filed 2026-03-19
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025: $8,767,836.

The number of shares of registrant’s common stock outstanding as of March 19, 2026: 3,727,085.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN BATTERY MATERIALS INC.

FORM 10-K

December 31, 2025

ii

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

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “BLTH”, the “registrant”, and the “Company” refer to AMERICAN BATTERY MATERIALS INC., a Delaware corporation, unless otherwise stated. “SEC” and the “Commission” refer to the Securities and Exchange Commission. Reverse split occurred and is reflected (p. 41)

iii

PART I

Item 1. Business.

Overview of Our Company

We operate as a U.S. based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. On November 5, 2021, we acquired the rights to 102 federal mining claims located in the Lisbon Valley of Utah for $100,000 plus the future payment of royalties based on a percentage of the net revenue (2%) from the sale of all minerals produced from this portion of the mining property. The acquisition was driven by historical mineral data from seven existing wells with brine aquifer access. We have not yet commenced any mining operations, and we are an exploration stage issuer, as defined in SEC Regulation S-K Item 1300 (“Regulation S-K 1300”). An independent third-party technical report indicated that further investment and development in the claims was warranted, although no determination has been made whether we have any reserves of minerals. Similarly, no determination has been made whether mineralization could be economically and legally produced or extracted. We have no mineral reserves as defined by Regulation S-K 1300 and have had no mining revenue to date.

In July 2023, we acquired and staked additional mining claims adjacent to our Lisbon Valley Project in Utah. The new claims have been registered with the Bureau of Land Management (BLM). We now own a total of 743 placer claims over 14,320 acres, comprised of the 102 original claims held and the 641 new claims.

Our Growth Strategy

Our strategic goal is to become a producer of lithium and magnesium in the United States. Currently, the U.S. has no domestic primary magnesium production since the last facility idled in 2020 amid high energy costs, stringent regulations, and competition from low-cost Chinese import, leaving the nation 100% import-dependent for primary magnesium metal. We are one of only three major domestic efforts underway to restart primary production: alongside startups like Magrathea Metals (developing seawater electrolysis tech with DoD backing) and Tidal Metals (pioneering zero-carbon electrical extraction from seawater brines), Our company is positioned to help rebuild a secure, sustainable U.S. supply chain for this critical mineral essential to defense, automotive lightweighting, and clean energy technologies.

We believe that a strategy centered on advanced brine extraction technologies, specifically Direct Lithium Extraction (DLE), a process that pumps lithium-rich brine to the surface and selectively extracts lithium on-site using sorbents, ion exchange, or membranes before reinjecting the lithium-depleted brine back into the subsurface, represents the most cost-effective, environmentally responsible, and capital-efficient pathway currently available for domestic lithium and magnesium production compared to traditional hard-rock mining or conventional solar evaporation. DLE enables accelerated production timelines (months rather than years), lithium recovery rates exceeding 90%, markedly lower water consumption, a minimal surface footprint, and the ability to co-produce high-value magnesium while reinjecting spent brine into the formation to maintain reservoir pressure and eliminate tailings entirely. By avoiding surface disturbance and permanent land deconstruction, this closed-loop approach aligns fully with our sustainability and ESG objectives. We intend to develop our projects on a measured timeline that balances near-term cash flow generation with long-term value maximization, delivering secure, low-carbon domestic supply of these critical minerals in a manner that is both economically superior and environmentally responsible.

We have been executing the necessary steps to determine analytical results for our technical report, which should provide current results, analytical, geotechnical modeling, aquifer modeling, recharge, flows and depth. We have engaged RESPEC Company LLC (“RESPEC”) as our geotechnical, engineering and resource management firm to assist in the exploration of the Lisbon Valley brine extraction project (the “Lisbon Valley Project”). Leveraging the expertise of both our management team and RESPEC, our plan is to focus on several initiatives, including:

●	advancement of geotech, engineering, geology and fieldwork to complete technical reports on the Lisbon Valley Project;

●	understanding Lisbon Valley brines, on and around owned leases;

●	develop a well plan to re-enter, sample and test the “Superior Well,” that has a historical lithium concentration of 340 ppm (parts per million) and 74,400 ppm of magnesium;

●	enter other prospective plugged and abandoned wells, taking brine samples and performing hydrological testing at each identified high potential zone to evaluate the properties of the clastic formation;

●	as information collection and analysis advances, prepare technical reports following the Regulation S-K Subpart 1300’s standards of disclosure for mineral projects, including an initial assessment, preliminary feasibility study and feasibility study;

●	not only test the collected brines for lithium and magnesium, but also for previously identified high value elements such as cobalt, manganese, suites of metals in the alkaline earth metals, transition metals and halogens group; and

●	based on the results of the Superior well, develop area resource estimates.

The Lisbon Valley of Utah provides a number of collaborative benefits to attain these initiatives, including:

●	an area historically rich with industrial and natural resource extraction;

●	a developed infrastructure including access to high voltage electrical power as well as proximity to major roadways and rail spurs; and

●	state and local agency support through the Utah Division of Oil, Gas and Mining (UDOGM) and the Trust Land Administration (SITLA).

We will also look to expand our holdings in the Lisbon Valley area with the acquisition of additional mineral claims and joint venture opportunities. We continue to explore and evaluate opportunities to further expand our resource base and production capacity through the possible acquisition of properties and projects in other areas of the United States and South America.

As part of our strategy for growth, our projects and strategic investments will be developed on a measured timeline, and we will evaluate all opportunities to further expand our resource base and production capacity. We understand that our timelines are subject to a variety of risks and variables, including, without limitation, obtaining permits, approvals and funding. We are also focused on the implementation of direct lithium extraction (DLE) technologies, which we believe have the potential to significantly increase the supply of lithium and magnesium from our brine projects, similar to the impact which shale did for oil.

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

The Lithium and Magnesium Market

Lithium and magnesium are on the list of the 35 minerals considered critical to the economic and national security of the United States, as first published by the U.S. Department of the Interior on May 18, 2018.

On March 20, 2025, President Donald J. Trump signed an Executive Order aimed at increasing American mineral production to enhance national security, reduce reliance on foreign minerals, and create jobs. The order directs federal agencies to expedite permitting for mineral projects, prioritize critical mineral deposits on federal lands, and utilize the Defense Production Act to expand domestic capacity. The Executive also establishes a critical minerals fund and encourages collaboration with private industry to secure a resilient supply chain for materials like rare earths, uranium, copper, and coal. Highlighting the strategic importance of critical minerals for emerging technologies and military readiness, the administration seeks to address the U.S.’s significant import dependence—particularly on China, which supplies 70% of rare earths— and signal a clear shift in focus toward U.S.-centric projects and national security. In an article from April 4, 2024, titled “US lithium demand predicted to grow nearly 500% by 2030”, Fastmarkets forecasts a significant growth in demand for lithium in the US of 487% to almost 412,000 tonnes of lithium carbonate equivalent by 2030.

In August 16, 2022, Section 45X Advanced Manufacturing Production Tax Credit (AMPTC) was enacted as part of the Inflation Reduction Act. For critical minerals listed under Section 45X(c)(6) (explicitly including lithium and magnesium) the credit delivers a 10% cash tax credit (or direct-pay equivalent for certain entities) on the taxpayer’s eligible costs of production. IRS final regulations issued October 28, 2024 clarified that the cost basis can include U.S.-based extraction costs and both direct and indirect material costs (even if sourced internationally), provided proper supplier certifications are obtained to prevent double-claiming. On July 4, 2025, President Trump signed H.R.1, the One Big Beautiful Bill Act (OBBBA), into law, introducing revisions to the Section 45X Advanced Manufacturing Production Tax Credit for critical minerals. The OBBBA eliminates this exemption, imposing a phasedown to 75% (7.5%) in 2031, 50% (5%) in 2032, and 25% (2.5%) in 2033 before full termination on December 31, 2033, limiting full access to pre-2032 operational projects.

In June 2021, the U.S. Department of Energy published a report titled “National Blueprint for Lithium Batteries 2021-2030” (the “NBLB Report”) which was developed by the Federal Consortium for Advanced Batteries (“FCAB”), a collaboration by the U.S. Departments of Energy, Defense, Commerce, and State. According to the Report, one of the main goals of this U.S. government effort is to “secure U.S. access to raw materials for lithium batteries”. The NBLB Report summarizes the U.S. government’s views on the need for lithium and the expected growth of the lithium battery market as follows:

●	“A robust, secure, domestic industrial base for lithium-based batteries requires access to a reliable supply of raw, refined, and processed material inputs…”; and

●	“The worldwide lithium battery market is expected to grow by a factor of 5 to 10 in the next decade.”

The magnesium market presents significant growth opportunities across multiple high-demand sectors. In the automotive industry, magnesium’s lightweight properties are essential for meeting stringent weight performance metrics in cars and trucks, enhancing fuel efficiency and performance. Similarly, in aerospace, magnesium’s exceptional strength-to-weight ratio, corrosion resistance, and efficient heat dissipation make it indispensable for cutting-edge applications. Furthermore, magnesium’s designation as a critical mineral by the U.S. Geological Survey (2022) qualifies it for Defense Production Act Title III support, bolstering domestic supply chains and reinforcing its strategic importance. The U.S. budget reconciliation bill’s allocation of $20 billion to domestic munitions production underscores the need for reliable magnesium supplies, critical for advanced weaponry. The U.S. now relies entirely on magnesium imports and recycling to meet domestic demand. Global primary magnesium production in 2023 was estimated at 940,000 metric tons, with China dominating at nearly 90% of the supply. The last remaining primary facility, US Magnesium LLC’s electrolytic plant in Rowley, Utah (which drew magnesium chloride brine from the Great Salt Lake) effectively ceased primary magnesium output in late 2019/early 2020 and has remained idled ever since.

The growth in electric vehicles (“EVs”) will provide the greatest needs for lithium-based batteries. The BloombergNEF Electric Vehicle Outlook 2024 presents an optimistic view of EV demand and sales growth, albeit not at the accelerated pace witnessed during 2020-2024. According to that report, global passenger EV sales are projected to climb from 13.9 million in 2023 to over 30 million by 2027, with the EV share of new vehicle sales reaching 33%, driven by declining battery costs—down 90% over the past decade—and innovative models from automakers. Meanwhile, the report notes that the commercial sector is accelerating, with electric vans and buses poised for significant gains; sales of electric light-duty delivery vans and trucks are spreading rapidly in China, South Korea, and Europe, approaching one-third of sales by 2030, while municipal buses are expected to exceed 60% of sales by the same year.

The U.S. EV market is showing promising growth, with Kelley Blue Book reporting in an article from January 14, 2025, titled “America Set EV Sales Record in 2024” that 1.3 million EVs were sold in 2024—a 7.3% rise from 2023—bolstered by a strong fourth quarter where sales grew over 15% compared to the previous year. Cox Automotive’s 2025 outlook offers a positive forecast, predicting EVs and hybrids will account for 25% of U.S. car sales, with full EVs expected to reach 10%, up from 7.5% last year, suggesting steady progress in electrification. Despite uncertainties around tariffs and potential changes to federal clean vehicle credits, EV adoption continues to climb—Rho Motion, in a press release from March 12, 2025 titled “Global EV Sales Up 50% in February 2025”, notes an encouraging 28% increase in sales for fully electric and plug-in hybrid models in the first two months of 2025 in the U.S. and forecast a 16% growth in U.S. and Canada in 2025 versus 2024, reflecting a resilient and growing interest in EVs among American buyers.

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

Despite current oversupply and low prices in battery raw material markets, in an article from January 7, 2025, titled “Battery minerals deficits continue to be expected within a decade”, Benchmark Minerals forecasts significant deficits within a decade, with lithium and nickel facing shortfalls of 572,000 tonnes and 839,000 tonnes by 2034—seven times larger than today’s surpluses. To meet 2030 battery demand, $514 billion in investment is needed, including $220 billion for upstream projects, with nickel ($66 billion) and lithium ($51 billion) requiring the most. Lithium is seen as the primary bottleneck, needing mined supply to jump from over 1 million tonnes in 2024 to 2.7 million tonnes by 2030, driven largely by EVs. Western efforts to reduce reliance on China, where costs are lower due to lax regulations, may increase this investment figure, while the slow pace of mine development (5-25 years) versus faster midstream/downstream projects (under 5 years) highlights a critical disconnect, underscoring the urgent need for upstream investment to support gigafactories and future EV growth.

While these figures are robust relative to historical data, there can be no guarantee that ultimate consumer adoption for EVs and plug-in-hybrid vehicles will drive lithium demand as predicted.

Lithium and Magnesium Brine Deposits and Direct Lithium Extraction

Lithium and magnesium are mined from three different deposit types: brine deposits, pegmatite deposits (also referred to as “hard rock”) and sedimentary deposits (also referred to as clay deposits). Brine deposits are the most common, accounting for more than half of the world’s known lithium reserves and often contain magnesium as a significant co-occurring element. The economic focus in pegmatite and sedimentary deposits typically remains on lithium or other primary minerals. All of our current projects focus on brine deposits, where both lithium and magnesium are present, with magnesium often considered a key co-product or impurity. In 2023, Fastmarkets projected that by 2030, 13% of global lithium production will come from DLE, with Chile and Argentina currently leading in brine-based lithium production.

We intend to recover lithium, magnesium and other potential minerals from brine through DLE rather than evaporation ponds. We believe the DLE method has been gaining favor in the lithium industry over the last several years because it does not involve the use of evaporation ponds. DLE is more acceptable from an environmental standpoint because it requires a much smaller footprint and minimal water consumption. To date, we have not done any testing for the possibility of using DLE and will not be able to do any testing until samples of brine are acquired from the target formations. See “Risk Factors – Our success as a company producing lithium, magnesium and related products depends to a great extent on our research and development capabilities for direct lithium extraction and our ability to secure capital for the implementation of brine processing plants.”

Direct extraction technologies isolate lithium and magnesium out of brine using filters, membranes, ceramic beads or other equipment, which is often housed in a small warehouse, significantly shrinking the environmental footprint of evaporation ponds used to produce commercial quantities of lithium and magnesium. In DLE, subsurface lithium and magnesium from brine is pumped to a processing unit where an adsorption, resin or membrane material is used to extract only the lithium and magnesium from the brine, while spent brine can be reinjected into the basin aquifers. The extracted solution is then polished of impurities to yield battery-grade lithium or magnesium chloride product suitable for sale in the global market for batteries and other applications. The more rapid production timeframe and possible brine reinjection into the aquifer is a key environmental differentiator between the DLE process and traditional lithium process that uses evaporation ponds.

Removing magnesium from brines prior to the DLE process significantly enhances its efficiency by addressing the challenges posed by high Mg/Li ratios, which often exceed 40:1 in natural brines. Implementing a dedicated magnesium extraction (DME) package before DLE reduces this ratio, enabling higher lithium selectivity and recovery rates by minimizing magnesium’s interference with sorbents or extractants. This pretreatment also prolongs the lifespan of adsorbents by preventing magnesium-induced fouling or scaling, which can degrade equipment performance and increase maintenance costs. By reducing these operational costs through lower maintenance and reagent consumption, magnesium stripping further optimizes the process. Additionally, if pH adjustments are required during DLE, removing magnesium first allows the resulting solid waste to be repurposed as magnesia salt, creating a value-added byproduct stream that enhances the process’s economic viability. By streamlining lithium extraction and mitigating operational issues, magnesium stripping optimizes DLE efficiency and supports sustainable, cost-effective lithium production.

There are several technologies to extract lithium and magnesium, broadly grouped into four main categories: adsorption, ion exchange, solvent extraction and chemical precipitation:

●	Adsorption physically absorbs lithium chloride (“LiCl”) or magnesium chloride (“MgCl2”) molecules onto the surface of a sorbent from a loaded solution, with the lithium and magnesium then stripped from the surface of the sorbent using water.

●	Ion exchange takes lithium or magnesium ions from the solution and replaces them with a different positively charged cation that is contained in the sorbent material. An acidic (or basic) solution is required to strip the lithium and magnesium from the material and regenerate the sorbent material.

●	Solvent extraction removes lithium and magnesium ions from solution by contacting the solution with an immiscible fluid (i.e., oil or kerosene) that contains an extractant that attaches to lithium and magnesium ions and brings them into the immiscible fluid, with the lithium and magnesium then stripped from the fluid with water or chemical treatment. This is the most effective direct extraction technology for magnesium and reduces the Mg/Li ratio in the brine, facilitating easier lithium extraction.

●	Chemical precipitation is a physical-chemical process that uses a water-soluble salt that reacts with dissolved Li or Mg ions generating an insoluble salt that is removed from solution by filtration. This typically occurs in the pH adjustment of brines or for the isolation of magnesium from seawater and brine.

Our identification as an “environmentally minded” business is evidenced by our commitment to deploy DLE rather than the typical extraction techniques of hard-rock mining or underground brine water. Unlike those traditional methods for producing lithium and magnesium, DLE uses filters, membranes or resin materials to extract the mineral from brine water, resulting in:

●	usage of less water;

●	recycling of the majority of the brine water used;

●	consumption of less fossil fuels;

●	reduction in the need for additional processing and alternative mining sources; and

●	leaving an anticipated smaller physical and environmental footprints than would be required for the use of evaporation ponds.

Traditionally, lithium and magnesium produced from brine water is stored in evaporation ponds. As the water evaporates, the other elements of the brine such as magnesium or calcium precipitate out, leaving the brine more concentrated to produce lithium carbonate or magnesium chloride. The evaporation process can take from 9 to 18 months depending on the type of project and weather conditions. With DLE, that process can be shortened to days or even hours. DLE also reduces the amount of land required for the pond evaporation process, while the potential to reinject the remaining brine water after the process further reduces the environmental impact.

Our Market Opportunity

Our Lisbon Valley Project (the “Project”) is located in San Juan County, Utah, approximately 35 miles southeast of the city of Moab, part of an area known as the Paradox Basin. The Lisbon Valley Project consists of 743 placer mining claims staked on U. S. government land administered by the BLM covering 14,320  acres, part of a semi-contiguous group named the LVL Group. The map below shows the location of our Lisbon Valley Project, including the Superior 88-21 Peterson Federal ST1 well, and the approximate location of our claims:

Standrod
Lynn
Park Valley
Grouse Creek
Snowville
Clarkston
Garden City
Smithfield
Laketown
North Logan
Providence
Howell
Fielding
Tremonton
Honeyville
Hyrum
Paradise
Randolph
Brigham City
Mantua
Woodruff
Lucin
Pleasant View
North Ogden
Ogden
South Ogden
Wahsatch
Lakeside
Clinton
Layton
Kaysville
Farmington
Henefer
Coalville
Centerville
Manila
Low
Salt Lake City
Saltaire
Wendover
Knolls
West Valley City
Park City
Oakley
Kamas
Grantsville
West Jordan
Sandy
Tooele
Riverton
Draper
Heber
Stockton
Alpine
Lehi
Highland
Wallsburg
Whiterocks
Vernal
Jensen
Rush Valley
American Fork
Tabiona
Altamont
Roosevelt
Fort Duchesne
Cedar Fort
Orem
Provo
Gold Hill
Faust
Springville
Fruitland
Duchesne
Vernon
Spanish Fork
Mapleton
Ouray
Payson
Bonanza
Woodland Hills
Eureka
Santaquin
Goshute
Callao
Colton
Mona
Jericho
Nephi
Scofield
Helper
Trout Creek
Fairview
Price
Lynndyl
Leamington
Levan
Moroni
Wattis
East Carbon
Gandy
Sugarville
Delta
Oak City
Ephraim
Hinckley
Huntington
Cleveland
Scipio
Manti
Woodside
Fayette
Castle Dale
Clear Lake
Gunnison
Holden
Centerfield
Ferron
Westwater
Garrison
Salina
Fillmore
Green River
Thompson
Meadow
Emery
Kanosh
Sigurd
Richfield
Glenwood
Black Rock
Castle Valley
Elsinore
Monroe
Moab
Sulphurdale
Koosharem
Marysvale
Milford
Loa
Hanksville
Manderfield
Bicknell
Caineville
La Sal
Beaver
Junction
Minersville
Circleville
Grover
PROJECT LOCATION
Latimer
Antimony
Spry
Zane
Boulder
Parowan
Modena
Panguitch
White Canyon
Monticello
Iron Springs
Escalante
Newcastle
Cedar City
Hatch
Tropic
Blanding
Enterprise
Henrieville
Kanarraville
New Harmony
Alton
Pine Valley
Pintura
Gunlock
Leeds
Orderville
Bluff
Montezuma Creek
Ivins
Santa Clara
Washington
Springdale
Mexican Hat
Big Water
Hildale
Kanab
US Highways
Interstate Highways
0
50 KM
50 Miles
© geology.com

The maps above are referenced with Professional Land Survey System (“PLSS”) and a latitude/longitude reference coordinate, accurate to 50 feet.

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

Oil and gas drilling and production, along with ranching, have made the area relatively accessible. There is a network of dirt and paved roads within the claims area, which service the oil and gas wells and the Lisbon Valley copper mine. The Lisbon Valley copper mine is in the heart of the Lisbon Valley and is currently producing copper cathode. Two existing natural gas pipelines traverse the claims. High voltage electrical power is supplied to the Lisbon Valley copper mine, also within the claim area, for use in the electrowinning copper recovery process. Nine wellbores (eight oil and gas and one potash) are available for re-entry and nearby water rights and private land are available for sale or lease.

The region has a history of mining, primarily uranium and vanadium, that dates back as far as 1881. Moab, Utah, the nearest population center to the property, is a city of 5,336 persons (2020 Census). It is located in a relatively remote portion of Utah but is easily accessed by U.S. Highway 191. Highway 191 intersects with Interstate 70 about 30 miles (48 kilometers) north of Moab, at Crescent Junction. Moab is a tourist destination and has numerous motels and restaurants. Moab is the nearest source of labor.

There has been no exploration or drilling conducted on the property by ABM; however, historical drilling by oil, gas, and potash operators on ABM claims, as well as in the surrounding area, has contributed valuable data registered with the United States Geological Survey (USGS). It will be necessary for us to re-enter an existing well or drill a new well to obtain brine samples for further analysis and metallurgical testing. The exploration permit for the site has been obtained from both the Federal BLM and the State UDOGM. ABM is currently preparing for the operational drilling phase of the project subject to obtaining financing.

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

Sales and Marketing

We currently do not have the commercial capabilities required to market and distribute lithium and magnesium. There is no assurance that we will be able to attain the necessary sales and marketing capabilities or secure the services of a firm to provide those capabilities, to achieve our sales expectations.

Customers

We have no customers and have no off-take agreements with customers at this stage of our development.

Future Production and Sales

We expect the demand for our lithium and magnesium, if and when in production, to be facilitated by increasing global demand for lithium and magnesium. We intend on utilizing intermediaries for sales in order to focus on our core competencies of exploration and extraction.

Competition and Market Barriers

We compete with other mineral and chemical processing companies in connection with the acquisition of suitable exploration properties and the engagement of qualified personnel. Many of our competitors possess greater financial resources and technical facilities than we do. Although we aspire to be a leading lithium and magnesium producer, the lithium and magnesium mining and chemical industries are fragmented. We are one of many participants in these sectors. Many of our competitors, as compared to us, have been in business longer, have established more strategic partnerships and relationships, and have greater financial accessibility.

While we compete with other exploration companies in acquiring suitable properties, we believe there will be readily available purchasers of lithium and magnesium chemical products or other industrial minerals if they are produced from any of our owned or leased properties. The price of our planned products may be affected by factors beyond our control, including fluctuations in the market prices for lithium and magnesium, supplies of lithium and magnesium, demand for lithium and magnesium, and mining activities of others. If we identify lithium and magnesium mineralization that is determined to be of economic grade and in sufficient quantity to justify production, additional capital would be required to develop, mine and sell that production.

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

Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of December 31, 2025, we have not been required to spend material amounts on compliance regarding environmental regulations.

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

Human Capital Management

As of March 19, 2026, we had three full-time employees, who are our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. We also utilize four independent contractors, two to provide us with accounting support and two for geological expertise. We are committed to diversity, equity, and inclusion as part of our growth strategy. We will treat each employee and job applicant without regard to race, color, age, sex, religion, national origin, citizenship, sexual orientation, gender identity, ancestry, veteran status, or any other category protected by law. We believe in allocating resources and establishing, in an equitable manner, policies and procedures that are fair, impartial, and just. To provide a diverse and inclusive workplace, we will focus our efforts on creating a culture where all employees can contribute their skills and talents and be themselves.

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

Business Risks

Our future performance is difficult to evaluate because we have a limited operating history in the lithium and magnesium industry.

We entered the lithium industry in November 2021. We have not realized any revenues to date from the sale of lithium or magnesium, and our operating cash flow needs have been financed primarily through issuances of debt and equity securities, and not through cash flows derived from our operations. As a result, we have little historical financial and operating information from our lithium and magnesium business to help you evaluate our performance.

We have a history of losses and expect to continue to incur losses in the future.

We have an accumulated deficit of $30,957,121 as of December 31, 2025. We expect to continue to incur losses unless and until such time as our projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. We recognize that if we are unable to generate cash flows from our operations, we will not be able to earn profits or continue operations. At this early stage of our lithium and magnesium operations, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In the report by our auditor dated March 19, 2026, the auditor expressed substantial doubt about our ability to continue as a going concern.

There is uncertainty regarding our ability to implement our business plan and to grow our operations with our existing financial resources without additional financing. Our ability to implement our business plan is dependent on us generating cash from operations, the sale of our stock and/or obtaining debt financing. Historically, we have funded our operations primarily through the issuance of debt and equity securities. Management’s plan to fund our capital requirements and ongoing operations includes the generation of revenue from our lithium and magnesium operations and projects. Management’s secondary plan to cover any shortfall is selling our equity securities and obtaining debt financing. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

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

Our exploration prospects may not contain any reserves and any funds spent on evaluation and exploration may be lost. We do not know with certainty that economically recoverable lithium and magnesium exist on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties.

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

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions and the SEC’s recently adopted rules that require public companies to make additional climate change and greenhouse gas emissions related disclosures. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or legislation that could impact our operations.

The outcome of new legislation or regulation in the United States may result in new or additional requirements, additional charges to fund energy efficiency activities and fees or restrictions on certain activities. While certain climate change initiatives may result in new business opportunities for us by increasing the demand for EVs and lithium-ion batteries, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance, depending on the extent and scope of new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impact of climate change and related regulation on our customers is highly uncertain and there can be no assurance that it will not have an adverse effect on our financial condition and results of operations.

Historical presence of lithium and magnesium recorded in brine waters at previously drilled Paradox Basin sites may not be indicative of the potential for future development or revenue.

The historical presence of lithium and magnesium recorded in brine waters from existing oil and gas wells encompassed under our Paradox Basin claims, including the Superior 88-21 Peterson Federal ST1 well, cannot be relied upon as an indication that such sites will have commercially feasible lithium and magnesium reserves. Investors should not rely on historical operations as an indication that sufficient mineral reserves exist to support commercial production of lithium and magnesium. There is no assurance that our properties will be of merit since our exploration programs are based on historical data. We expect to incur losses unless and until such time as the properties enter into commercial production and generate sufficient revenue to fund our continuing operations.

We face numerous risks related to exploration, construction, and extraction of mineral deposits.

Our level of profitability, if any, in future years will depend to a great degree on lithium and magnesium prices and whether our properties can be brought into production. Exploration and development of lithium and magnesium resources are highly speculative in nature, and it is impossible to ensure that any of our existing properties will establish reserves. Whether it will be economically feasible to extract lithium and magnesium depends on a number of factors, including, but not limited to: (i) the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; (ii) lithium prices; (iii) extraction, processing, and transportation costs; (iv) the willingness of lenders and investors to provide project financing; (v) labor costs and possible labor strikes; (vi) non-issuance of permits; and (vii) governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations.

We are also subject to the risks normally encountered in the lithium and magnesium industry, which include, without limitation:

●	the discovery of unusual or unexpected geological formations;

●	accidental fires, floods, earthquakes, severe weather, seismic activity, or other natural disasters;

●	unplanned power outages and water shortages;

●	construction delays and higher than expected capital costs due to, among other things, supply chain disruptions, higher transportation costs, and inflation;

●	the ability to obtain suitable or adequate machinery, equipment, or labor;

●	shortages in materials or equipment and energy and electrical power supply interruptions or rationing;

●	environmental liability; and

●	other unknown risks involved in the conduct of lithium and magnesium exploration and operations.

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

Our long-term success will depend ultimately on our ability to generate revenues, achieve and maintain profitability, and develop positive cash flows from our lithium and magnesium activities.

Our ability to (i) acquire additional lithium and magnesium projects, and (ii) initiate and continue exploration, development, commissioning of lithium and magnesium ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. The economic viability of our future extraction activities has many risks and uncertainties including, but not limited to:

●	significant, prolonged decrease in the market price of lithium and magnesium;

●	significantly higher than expected construction and extraction costs;

●	significantly lower than expected lithium and magnesium extraction;

●	significant delays, reductions, or stoppages in lithium and magnesium extraction activities;

●	significant shortages of adequate and skilled labor or a significant increase in labor costs;

●	significantly more stringent regulatory laws and regulations; and

●	significant difficulty in marketing and/or selling lithium or magnesium;

It is common for a new lithium and magnesium extraction operation to experience unexpected costs, problems, and delays during construction, commissioning and start-up. Most similar projects suffer delays during these periods due to numerous factors, including the factors listed above. Any of these factors could result in changes to economic returns or cash flow estimates of the project or have other negative impacts on our financial position. There is no assurance that our projects will commence commercial production on schedule, or at all, or will result in profitable operations. If we are unable to develop our projects into a commercial operating mine, our business and financial condition will be materially adversely affected. Moreover, even if a feasibility study supports a commercially viable project, there are many additional factors that could impact the project’s development, including terms and availability of financing, cost overruns, litigation or administrative appeals concerning the project, delays in development, and any permitting changes, among other factors.

Our future lithium and magnesium extraction activities may change as a result of any one or more of these risks and uncertainties. We cannot assure you that any of our activities will result in achieving and maintaining profitability and developing positive cash flows.

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to meet our liquidity needs and long-term commitments, fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

Until commercial production is achieved from our planned projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, maintaining and acquiring exploration properties, undertaking exploration activities, and the development of our planned projects. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We require additional capital to meet our liquidity needs related to expenses for our various corporate activities, including the costs related to our status as a publicly traded company, fund our ongoing operations, explore and define lithium and magnesium mineralization, and establish any future lithium and magnesium operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.

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

Future growth may place strains on our financial, technical, operational, and administrative resources and cause us to rely more on project partners and independent contractors, thus, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on a number of factors, including, but not limited to:

●	our ability to develop existing prospects;

●	our ability to identify and acquire or lease new exploratory prospects;

●	our ability to maintain or enter into new relationships with project partners and independent contractors;

●	our ability to continue to retain and attract skilled personnel;

●	our access to capital;

●	the market price for lithium and magnesium products; and

●	our ability to enter into agreements for the sale of lithium and magnesium products.

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

Our success as a company producing lithium, magnesium and related products depends to a great extent on our research and development capabilities for direct lithium extraction and our ability to secure capital for the implementation of brine processing plants.

Our success as a producer of lithium, magnesium and related products is dependent on our ability to develop and implement more efficient production capabilities based on mineral rich brine and implementation of direct lithium extraction (DLE) technologies, which while having the potential to significantly increase the supply of lithium and magnesium from brine projects, the technology for DLE remains subject to many questions. A number of DLE technologies are emerging and being tested at scale, with a handful of projects already in commercial construction. However, there remain challenges around scalability and water consumption/ brine reinjection. We expect to make significant investment in research and development of the DLE process, and we will need to continue to invest heavily to scale our manufacturing to ultimately producing sufficient amounts of lithium and magnesium. We cannot assure you that our future product research and development projects and financing efforts will be successful or be completed within the anticipated time frame or budget. There is no guarantee we will achieve anticipated sales target or in a profitable manner. In addition, we cannot assure you that our existing or potential competitors will not develop products which are similar or superior to our products or are more competitively priced. As it is often difficult to project the time frame for developing new products and the duration of market window for these products, there is a substantial risk that we may have to abandon a potential product that is no longer commercially viable, even after we have invested significant resources in the development of such product and our facilities. If we fail in our product launching efforts, our business, prospects, financial condition and results of operations may be materially and adversely affected.

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

Lithium and magnesium prices are subject to unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of lithium and magnesium. The prices of lithium and magnesium may fluctuate widely and are affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the prices of lithium, magnesium and byproducts and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.

Changes in technology or other developments could adversely affect demand for lithium and magnesium compounds or result in preferences for substitute products.

Lithium, magnesium and its derivatives are preferred raw materials for certain industrial applications, such as rechargeable batteries. For example, current and future high energy density batteries for use in electric vehicles will rely on lithium compounds as a critical input. The pace of advancements in current battery technologies, development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of future high nickel battery technologies that utilize lithium could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive, some of which could be less reliant on lithium or other lithium compounds. Some of these technologies, such as commercialized battery technologies that use no, or significantly less, lithium compounds, could be successful and could adversely affect demand for lithium batteries in personal electronics, electric and hybrid vehicles and other applications. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. In addition, alternatives to industrial applications dependent on lithium compounds may become more economically attractive as global commodity prices shift. Any of these events could adversely affect demand for and market prices of lithium, thereby resulting in a material adverse effect on the economic feasibility of extracting any mineralization we may discover and reducing or eliminating any reserves we may identify.

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

Lithium and magnesium prices are subject to unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of lithium and magnesium. The prices of lithium and magnesium may fluctuate widely and are affected by numerous factors beyond our control, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the prices of lithium, magnesium and byproducts, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.

Changes in technology or other developments could adversely affect demand for lithium and magnesium compounds or result in preferences for substitute products.

Lithium and its derivatives are preferred raw materials for certain industrial applications, such as rechargeable batteries. For example, current and future high energy density batteries for use in electric vehicles will rely on lithium compounds as a critical input. The pace of advancements in current battery technologies, development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of future high nickel battery technologies that utilize lithium could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging, and less expensive, some of which could be less reliant on lithium or other lithium compounds. Some of these technologies, such as commercialized battery technologies that use no, or significantly less, lithium compounds, could be successful and could adversely affect demand for lithium batteries in personal electronics, electric and hybrid vehicles, and other applications. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. In addition, alternatives to industrial applications dependent on lithium and magnesium compounds may become more economically attractive as global commodity prices shift. Any of these events could adversely affect demand for and market prices of lithium and magnesium, thereby resulting in a material adverse effect on the economic feasibility of extracting any mineralization we discover and reducing or eliminating any reserves we identify.

Land reclamation and exploration restoration requirements may be burdensome and costly.

Land reclamation and exploration restoration requirements are generally imposed on mineral exploration companies, such as ours, which require us, among other things, to minimize the effects of land disturbance. Such requirements may include controlling the discharge of potentially dangerous effluents from a site and restoring a site’s landscape to its pre-exploration form. The actual costs of reclamation and exploration restoration requirements are uncertain and planned expenditures may differ from the actual expenditures required. Therefore, the amount that we are required to spend could be materially higher than any current or future estimates. Any additional amounts required to be spent on reclamation and exploration restoration may have a material adverse effect on our financial performance, financial position and results of operations and may cause us to alter our operations. Should we develop an operating mine, we will also be required to reclaim and restore future mining operations once the mine has closed. Such amounts may be significant and could have a material adverse effect on our financial performance, financial position and results of operations and may cause us to alter our operations.

We also may be required to maintain financial assurances, such as letters of credit, to secure reclamation obligations under certain laws and regulations. The failure to acquire, maintain or renew such financial assurances could subject us to fines and penalties or suspension of our operations. Letters of credit or other forms of financial assurance may represent only a portion of the total amount of money that will be spent on reclamation over the life of a mine’s operation. Although we expect to include liabilities for estimated reclamation, exploration restoration, and mine closure costs in our financial statements, it may be necessary to spend more than what we projected to fund required reclamation, exploration restoration and mine closure activities.

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

The market price of our common stock could be subject to significant fluctuations, and it may decline. Market prices for securities of early-stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for them. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to our company;

●	changes in estimates of our financial results or recommendations by securities analysts;

●	failure of our business to achieve or maintain market acceptance in the lithium and magnesium industry;

●	changes in market valuations of similar companies;

●	success of competitive service offerings or technologies;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	announcements by us or our competitors of significant services, contracts, acquisitions, or strategic alliances;

●	changes in market valuations of similar companies;

●	regulatory developments in the United States, foreign countries, or both;

●	litigation involving us;

●	additions or departures of key personnel;

●	investors’ general perception of us; and

●	other events or factors, including those resulting from macroeconomic conditions, geopolitical crises, outbreak of hostilities or acts of war such as the Russian invasion of Ukraine, the Israeli-Hamas war, and Houthi rebel ship attacks in the Red Sea, incidents of terrorism, global pandemics such as the Covid-19 pandemic, natural disasters, and similar events, as well as responses to these and similar events.

In addition, if the market for lithium and magnesium and technology sector stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

Our executive officers and directors currently own or control 44.1% of our outstanding shares of common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of our common stock, and up to 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by the Board of Directors without stockholder approval. As of March 19, 2026, there were 3,727,085 shares of our common stock outstanding and 0 shares of our preferred stock issued and outstanding.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Further, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to develop our business.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including hiring new personnel, developing our properties, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are a “smaller reporting company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Our Certificate of Incorporation and Bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation and Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10 million shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation and our Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Certificate of Incorporation and Bylaws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter our Bylaws without stockholder approval;

●	place limitations on the removal of directors; and

●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

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

Item 2. Properties.

The Company’s address is 500 West Putnam Avenue, Suite 400, Greenwich, Connecticut 06830. We have contracted a third-party office provider to provide full office services on a need basis, with a monthly payment of $153.

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

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$5.00	$1.75
Second Quarter	$3.75	$1.25
Third Quarter	$2.45	$0.16
Fourth Quarter	$5.00	$1.35

Fiscal Year 2025	High Bid	Low Bid
First Quarter	$8.50	$0.73
Second Quarter	$7.98	$4.50
Third Quarter	$7.25	$2.18
Fourth Quarter	$7.00	$3.05

The last reported sales price of our common stock on the OTC Pink on March 18, 2026, was $3.75. All stock prices reflect the 1-for-300 reverse stock split effective as of December 8, 2023, and the 1-for-5 reverse stock split effective January 24, 2025

The market value of our common stock is susceptible to significant changes driven by fluctuations in our quarterly operational results, general market trends, and various external factors, many of which are outside our direct control. Additionally, broader market volatility, along with general economic, business, and political conditions, may adversely affect the market demand for our common stock, regardless of our actual or forecasted performance.

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

Issued and Outstanding Shares

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, par value $0.001; and 10,000,000 shares of preferred stock, par value $0.001. As of March 19, 2026, the Company had 3,727,085 shares of common stock, and 0 shares of preferred stock, issued and outstanding.

Stockholders

As of March 19, 2026, the Company had approximately 765 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

The Company did not pay dividends during the years ending December 31, 2025 and 2024. The Company has never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, it does not anticipate paying any cash dividends on the common stock in the foreseeable future.

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

●	On January 15, 2025, the Company issued a convertible promissory note for the principal amount of $25,000.

●	On February 10, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $10,000.

●	On February 11, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $10,000.

●	On February 27, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $10,000.

●	On April 7, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $50,000.

●	On April 15, 2025, the Company issued 25,000 shares of common stock to a party in exchange for services provided.

●	On April 15, 2025, the Company issued 25,000 shares of common stock to a party in exchange for services provided.

●	On April 15, 2025, the Company issued 15,000 shares of common stock to a party in exchange for services provided.

●	On April 21, 2025, the Company issued a convertible promissory for the principal amount of $25,000.

●	On April 25, 2025, the Company issued a convertible promissory for the principal amount of $25,000.

●	On May 6, 2025, the Company issued a convertible promissory note for the principal amount of $25,000.

●	On May 8, 2025, the Company issued a convertible promissory note for the principal amount of $50,000.

●	On May 19, 2025, the Company issued a convertible promissory note for the principal amount of $50,000.

●	On June 5, 2025, the Company issued a convertible promissory note for the principal amount of $20,000.

●	On August 1, 2025, a new convertible promissory note was issued to a related party, with a principal amount of $15,721.27

●	On August 6, 2025, a new convertible promissory note was issued to a non-related party, with a principal amount of $50,000

●	On August 6, 2025, a new convertible promissory note was issued to a non-related party, with a principal amount of $50,000

●	Between August 1, 2025, and August 6, 2025, the Company entered into extension agreements with certain noteholders of its promissory and convertible notes. Under the terms of these agreements, the maturity dates of the notes were extended to October 31, 2025. In consideration for the extensions, the noteholders received a 10% increase in the principal amount of their notes and additional shares of common stock. The total additional shares issued in connection with these extensions amounted to 171,715 shares, and the aggregate principal increase was $646,498

●	Most Favored Nation Adjustment: Three convertible promissory notes with original maturity dates of August 1, 2025, August 6, 2025 and August 6, 2025, and outstanding principal of $15,721.27, $50,000 and $50,000, respectively, received terms consistent with the extension agreements, including a 10% increase in principal and 378, 1,200 and 1,200 additional shares of common stock, respectively, pursuant to a Most Favored Nation clause. The maturity date of the notes is January 31, 2026.

●	On August 27, 2025, the company issued the 171,715 shares related to the note extensions and the 2,778 shares related to the Most Favored Nations clause.

●	On August 28, 2025, a new convertible promissory note was issued to a Adam Lipson, with a principal amount of $50,000.

●	On September 12, 2025, a new convertible promissory note was issued to a non-related party, with a principal amount of $25,000.

●	On October 23, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $200,000 for Accrued Payroll.

●	On October 23, 2025, the Company issued a convertible promissory note to a related party for the principal amount of $34,200 for Accrued Expenses.

●	On October 31, 2025, the Company entered into extension agreements with certain noteholders of its promissory and convertible notes. Under the terms of these agreements, the maturity dates of the notes were extended to January 31, 2026. In consideration for the extensions, the noteholders received a 10% increase in the principal amount of their notes and additional shares of common stock. The total additional shares issued in connection with these extensions amounted to 196,557 shares, and the aggregate principal increase was $731,377. As of January 9, 2026, none of the promissory or convertible notes were in default.

●	On October 31, 2025, two convertible promissory notes with original maturity dates of January 31, 2026, and outstanding principal of $200,000 and $34,200, respectively, received terms consistent with the extension agreements, including a 10% increase in principal (aggregate amount of $23,420) and 4,811 and 823 additional shares of common stock, respectively, pursuant to a Most Favored Nation clause. The maturity date of the notes remains January 31, 2026. As of January 9, 2026, none of the promissory or convertible notes were in default.

●	On November 4, 2025, the Company issued 14,740 shares of common stock to three parties in exchange for services provided.

●	On January 16, 2026, the Company issued 35,013 shares of common stock for exercise of stock options.

●	On January 16, 2026, the Company issued 2,635 shares of common stock for services provided.

●	On February 23, 2026, the Company issued a promissory note for the principal amount of $50,000.

●	On March 16, 2026, the Company issued 5,000 shares of common stock for services provided.

●	On March 16, 2026, the Company entered into extension agreements with certain noteholders of its promissory and convertible notes. Under the terms of these agreements, the maturity dates of the notes were extended to June 30, 2026. In consideration for the extensions, the noteholders received a 12.5% increase in the principal amount of their notes and additional shares of common stock. The total additional shares issued in connection with these extensions amounted to 542,066 shares, and the aggregate principal increase was $1,045,346.

●	On March 18, 2026, the Company issued a promissory note for the principal amount of $25,000.

Shares Repurchased by the Registrant

The Company did not purchase or repurchase any of its securities in the years ended December 31, 2025 and 2024.

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

The following table sets forth information as of December 31, 2025, regarding equity compensation plans under which the equity securities are authorized for issuance.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available under equity compensation Plans
Equity compensation plans approved by securities holders (1)	566,000	$1.55	234,000
Equity compensation plans not approved by security holders	-	$-
Total	566,000	$1.61	234,000

(1)	Pursuant to the 2024 Equity Incentive Plan.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements”. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

●	Our expectations about the strength of the global demand for lithium and magnesium;

●	Lithium prices may experience fluctuations due to market dynamics and economic conditions;

●	The sustainability of industries relying on lithium and magnesium may be influenced by factors such as consumer preferences and regulatory requirements;

●	Expected benefits from business activities, such as the expectation that we will derive revenue from lithium and magnesium extraction;

●	Higher than expected capital costs due to, among other things, supply chain disruptions, higher transportation costs, and inflation;

●	Anticipated production costs and production estimates.

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

Overview and Outlook

We are a U.S. based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. On November 5, 2021, we acquired the rights to 102 federal mining claims located in the Lisbon Valley of Utah for $100,000 plus the future payment of royalties based on a percentage of the net revenue (2%) from the sale of all minerals produced from this portion of the mining property. The acquisition was driven by historical mineral data from seven existing wells with brine aquifer access. We are defined as an exploration stage issuer, under SEC Regulation S-K Item 1300. An independent third-party technical report indicated that further investment and development in the claims was warranted, although no determination has been made whether we have any reserves of minerals. Similarly, no determination has been made whether mineralization could be economically and legally produced or extracted. We have no mineral reserves as defined by Regulation S-K Item 1300 and have had no mining revenue to date.

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

Results of Operations

Year Ended December 31, 2025, compared to Year Ended December 31, 2024

Revenue

For the year ended December 31, 2025, and 2024, our company had no revenue.

Operating Expenses

General and administrative expenses for the year ended December 31, 2025, were $1,863,256, an increase of $294,549 or 19%, compared to $1,568,707 for the year ended December 31, 2024. The increase in operating expenses was mainly due to an increase in share-based compensation.

Gain (Loss) on Extinguishment

During the year ended December 31, 2025 and 2024, our company recorded a loss on extinguishment of debt of $1,744,906 and $1,842,273, respectively.

Fair Value of Stock Issued for Note Modification

During the year ended December 31, 2025 and 2024, the Company recorded a fair value of stock issued for note modification of $2,082,423 and $449,660, respectively.

Interest Expense

Interest expense for the year ended December 31, 2025, was $719,979, as compared to $446,278 during the year ended December 31, 2024.

Net Loss

As a result of the foregoing, the net loss for the year ended December 31, 2025, was $6,410,564 as compared to the net loss of $4,306,918 during the year ended December 31, 2024.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $6,410,564 during the year ended December 31, 2025, had accumulated losses totaling $30,957,121, and a working capital deficit of $10,502,348 as of December 31, 2025. These factors, among others, indicate that our company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the year ended December 31, 2025, our company used $499,416 of cash in operating activities as a result of our net loss of $6,410,564, offset by gain (loss) on extinguishment of debt  of $1,744,906, fair value of stock issued for note modification of $2,082,423, share-based compensation of $838,358, accrued interest of $698,990, and net changes in operating assets and liabilities of $546,471.

During the year ended December 31, 2024, our company used $750,311 of cash in operating activities as a result of our net loss of $4,306,918, offset by gain (loss) on extinguishment of debt of $1,842,273 and amortization of debt discount of $28,497, fair value of stock issued for note modification of $449,660, share-based compensation of $67,586, accrued interest of $364,879 and net changes in operating assets and liabilities of $ 803,712.

Cash Flows from Investing Activities

During the years ended December 31, 2025 and 2024, our company had no investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2025, financing activities provided $490,000, resulting from $480,000 in proceeds from convertible notes and $10,000 in proceeds from promissory notes.

During the year ended December 31, 2024, financing activities provided $755,831, resulting from $210,000 in proceeds from convertible notes and $770,831 in proceeds from promissory notes, and offset by repayment of promissory notes of $225,000.

Critical Accounting Policies

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

AMERICAN BATTERY MATERIALS INC.

December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of American Battery Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Battery Materials, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

As discussed in Note 4 to the consolidated financial statements, the Company issued multiple convertible notes during 2025, which contained embedded features. Under ASC 815, Derivatives and Hedging, management is required to assess whether these embedded features should be bifurcated and accounted for separately as derivative liabilities.

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

March 19, 2026

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

AMERICAN BATTERY MATERIALS INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$3,480	$12,896
Prepaid expenses and other assets	186,885	104,073
Total current assets	190,365	116,969
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$396,365	$322,969

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$293,029	$399,631
Accrued expenses	1,070,492	826,688
Accrued interest	1,016,424	317,434
Promissory notes payable, net of discount	322,472	185,929
Promissory notes payable – related party	1,043,103	832,534
Convertible notes payable, net of discount	5,607,630	3,899,253
Convertible notes payable – related party	1,339,563	631,811
Current capital lease obligation	-	36,254
Total current liabilities	10,692,713	7,129,534
Total Liabilities	10,692,713	7,129,534

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,142,371 and 2,586,982 shares issued and outstanding, respectively	3,142	2,586
Additional paid in capital	20,657,631	17,737,406
Accumulated deficit	(30,957,121)	(24,546,557)
Total stockholders’ deficit	(10,296,348)	(6,806,565)
Total liabilities and stockholders’ deficit	$396,365	$322,969

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS INC.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Operating Expenses
General and administrative	$1,863,256	$1,568,707
Total operating expenses	1,863,256	1,568,707

Operating loss	(1,863,256)	(1,568,707)

Other Expenses / Income
Gain (loss) on extinguishment of debt	(1,744,906)	(1,842,273)
Fair value of stock issued for note modification	(2,082,423)	(449,660)
Interest expense	(719,979)	(446,278)
Total other expenses / income	(4,547,308)	(2,738,211)

Income (loss) from operations before income taxes	(6,410,564)	(4,306,918)

Provision for income taxes	-	-

Net Income (Loss)	$(6,410,564)	$(4,306,918)

Net loss per share – basic and diluted	$(2.30)	$(1.81)

Weighted average common shares – basic and diluted	2,806,083	2,377,691

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2025 and 2024

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2023	-	$-	2,275,367	$2,275	$17,220,471	$(20,239,639)	$(3,016,893)
Shares issued for services	-	-	35,444	35	53,250	-	53,285
Shares issued for note modification	-	-	276,171	276	449,384	-	449,660
Share-based compensation	-	-	-	-	14,301	-	14,301
Net loss	-	-	-	-	-	(4,306,918)	(4,306,918)
Balance as of December 31, 2024	-	$-	2,586,982	$2,586	$17,737,406	$(24,546,557)	$(6,806,565)

Balance as of December 31, 2024	-	$-	2,586,982	$2,586	$17,737,406	$(24,546,557)	$(6,806,565)
Shares issued for services	-	-	87,858	88	605,602	-	605,690
Shares issued for note modification	-	-	467,531	468	2,081,955	-	2,082,423
Share-based compensation	-	-	-	-	232,668	-	232,668
Net loss	-	-	-	-	-	(6,410,564)	(6,410,564)
Balance as of December 31, 2025	-	$-	3,142,371	$3,142	$20,657,631	$(30,957,121)	$(10,296,348)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(6,410,564)	$(4,306,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	838,358	67,586
Accrued interest	698,990	364,879
Gain (loss) on extinguishment of debt	1,744,906	1,842,273
Fair value of stock issued for note modification	2,082,423	449,660
Amortization of debt discount	-	28,497
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(82,812)	39,129
Accounts payable and accrued expenses	629,283	764,583
Net cash used in operating activities	(499,416)	(750,311)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	345,000	105,000
Proceeds from convertible notes – related party	135,000	105,000
Proceeds from promissory notes	-	770,831
Proceeds from promissory notes – related party	10,000	-
Repayment of promissory notes	-	(225,000)
Net cash provided by financing activities	490,000	755,831
		-
Net increase (decrease) in cash	(9,416)	5,520

Cash, beginning of period	12,896	7,376

Cash, end of period	$3,480	$12,896

Supplemental disclosures:
Interest paid	$-	$-

Supplemental disclosures of non-cash items:
Accounts payable and accrued payable exchanged for convertible note	$234,200	$440,129

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BATTERY MATERIALS INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Note 1 - Nature of the Business

American Battery Materials Inc. (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. On November 5, 2021, the Company acquired the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah for $100,000 , plus the future payment of royalties based on a percentage of the net revenue (2%) from the sale of all minerals produced from this portion of the mining property. The acquisition was driven by historical mineral data from seven (7) existing wells with brine aquifer access. The independent third-party Technical Report indicated that further investment and development in the claims were warranted.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of $6,410,564 during the year ended December 31, 2025, has accumulated losses totaling $30,957,121, and has a working capital deficit of $10,502,348 as of December 31, 2025. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000 , plus the future payment of royalties based on a percentage of the net revenue (2%) from the sale of all minerals produced from this portion of the mining property. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,320 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the years ended December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, there were approximately 192,672 and 63,236 shares respectively, potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the years ended December 31, 2025 and 2024 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

The Company recognized $0 revenue during the years ended December 31, 2025 and 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances disclosure requirements related to income taxes, including rate reconciliation and taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024. We will adopt ASU 2023-09 in our Annual Report on Form 10-K for the fiscal year ending December 31, 2026. We are currently evaluating the impacts of the improvements to income tax disclosure.

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

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Accounting Standards Codification Improvements, which clarifies guidance and makes minor improvements across various topics, including earnings per share, receivables, revenue, income taxes, and equity. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.

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

During the year ended December 31, 2024:

●	On March 21, 2024, two (2) promissory note agreements with the related party in the aggregate amount of $75,000 and accrued interest in the amount of $2,710 were exchanged by a new convertible note.

●	On March 22, 2024, one (1) promissory note in the aggregate amount of $50,000 and accrued interest in the amount of $5,322 were forgiven by the noteholder. The noteholder was issued a new convertible note in exchange.

●	On March 22, 2024, one (1) promissory note agreement with the related party in the aggregate amount of $100,000 and accrued interest in the amount of $10,682 were forgiven by the noteholder. The noteholder was issued a new convertible note in exchange.

●	On March 28, 2024, one (1) promissory note agreement in the aggregate amount of $25,000 was amended with increase in principal to $35,471, increase of intertest rate from 9% to 10% and extended for 1 year. A total of 650 shares of common stock were issued as additional consideration for the note amendment. On October 23, 2024, the Company entered into a transaction that triggered certain most favored nations (MFN) provisions under the note. As such, the principal amount due under the note has increased resulting in a new principal amount of $46,113. Additionally, the Company issued 1,845 shares of common stock in compliance with the MFN terms. During the year ended December 31, 2025, the note was extended to July 31, 2025, on April 1, 2025, to October 31, 2025, on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $61,376. A total of 3,598 shares of common stock were issued as additional consideration for the note extensions. The outstanding principal balance was $61,376 as of December 31, 2025. Accrued interest as of December 31, 2025, was $8,040. The loss generated by the note extensions during Q4 2025 was $5,580, during 2025 was $15,263.

●	Between May 16 and August 28, 2024, five (5) short-term promissory notes in the aggregate amount of $564,182 were issued to the related party. The notes beared interest of 8%. On December 31, 2024, these notes were consolidated into a new note with increase in principal to $733,436, increase of interest rate from 8% to 10% and 6-months term. A total of 29,338 shares of common stock were issued to a related party in connection with the consolidation and extension agreement. During the year ended December 31, 2025, the note was extended to July 31, 2025, on April 1, 2025, to October 31, 2025, on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $976,204. A total of 56,510 shares of common stock were issued as additional consideration for the note extensions. During the quarter ended December 31, 2025, the noteholder sold the total of $145,000 of the value of his promissory note to two noteholders, of which $70,000 to the related party. The outstanding principal balance was $831,204 as of December 31, 2025. Accrued interest as of December 31, 2025, was $111,709. The loss generated by the note extensions during Q4 2025 was $88,746, during 2025 was $242,767.

During the year ended December 31, 2023, the Company entered into short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 5,667 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan. On December 29, 2023, the promissory note was bought by another holder not affiliated with the Company, then exchanged by a new note on January 1, 2024, with an increase of principal to $175,000 and interest rate of 10%. During the year ended December 31, 2024, the note was extended to July 12, 2024, increasing principal to $225,000. A total of 4,500 shares of common stock were issued as additional consideration for the note extension. During the year ended December 31, 2024, the note was partially repaid in the amount of $150,000. The remaining principal in the amount of $75,000 and accrued interest in the amount of $32,551 were exchanged into a new promissory note. The new short-term promissory note in the amount of $107,551 beared interest of 10%. The outstanding principal balance was $107,551 as of September 30, 2024. During the year ended December 31, 2024, the note was extended to March 31, 2025, increasing principal to $139,817. A total of 5,593 shares of common stock were issued as additional consideration for the note extensions. During the year ended December 31, 2025, the note was extended to July 31, 2025, on April 1, 2025, to October 31, 2025 on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $186,096. A total of 10,797 shares of common stock were issued as additional consideration for the note extensions. The outstanding principal balance was $186,096 as of December 31, 2025. Accrued interest as of December 31, 2025, was $22,134. The loss generated by the note extensions during Q4 2025 was $16,918, during 2025 was $46,279.

During the year ended December 31, 2024, short-term promissory note in the amount of $99,098 was issued to the related party. The note bears interest of 10%. During the year ended December 31, 2025, the note was extended to July 31, 2025, on April 1, 2025, and to October 31, 2025 on July 31, 2025, increasing principal to $119,909. On September 30, 2025, the noteholder sold $75,000 of the value of his promissory note to another related party. On October 31, 2025, the note was extended to January 31, 2026, increasing principal to $49,399. A total of 5,651 shares of common stock were issued as additional consideration for the note extensions. The outstanding principal balance was $49,399 as of December 31, 2025. Accrued interest as of December 31, 2025, was $9,755. The loss generated by the note extensions during Q4 2025 was $4,491, during 2025 was $25,301.

During the year ended December 31, 2025, the Company entered into 4 promissory note agreements in the aggregate amount of $230,000, of which $155,000 with the related parties. The notes bear 10% interest per annum. One (1) note was extended to January 31, 2026, increasing principal to $82,500. A total of 1,816 shares of common stock were issued as additional consideration for the note extension. All notes are due on January 31, 2026. The outstanding principal balance was $237,500 as of December 31, 2025. Accrued interest as of December 31, 2025, was $3,916. The loss generated by the note extensions during Q4 2025 and 2025 was $7,500.

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

During the year ended December 31, 2024, notes with six investors not affiliated with the Company were amended with an increase in principal from $1,950,000 to $3,394,584, increase of interest rate from 7.5% to 10% and extended until March 31, 2025. A total of 186,485 shares of common stock were issued according to the note agreements or as additional consideration for the note amendments. During the year ended December 31, 2025, the notes were extended to July 31, 2025, on April 1, 2025, to October 31, 2025 on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $4,518,191. A total of 266,052 shares of common stock were issued as additional consideration for the note extensions. As of December 31, 2025, total principal and accrued interest on these six notes totalled $4,518,191 and $619,294, respectively. The loss generated by the note extensions during Q4 2025 was $410,745, during 2025 was $1,123,607.

Conditions of the note with one (1) purchaser were amended several times (once under the MFN provision) resulting in an increase in principal from $50,000 to $118,670, increase of interest rate from 7.5% to 10% and extended until January 31, 2026. Additionally, the Company issued 3,567 shares of common stock in compliance with the MFN terms and 8,275 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of December 31, 2025, was $15,965. The loss generated by the note extension during Q4 2025 was $10,788   , during 2025 was $29,511.

During the year ended December 31, 2024, the Company entered into ten convertible promissory note agreements in the aggregate amount of $736,511, of which $447,787 with the related parties. The Convertible Notes provided for a maturity of 10 and 12 months; 7.5%, 8% and 10% interest per annum. During the year ended December 31, 2024, conditions of the notes were amended under the Most Favored Nation (MFN) provision resulting in increase in principal to $1,047,321 (of which $631,811 with the related parties), increase of interest rate from 7.5% to 10% for all notes and extended until March 31, 2025. Additionally, the Company issued 1,430 shares of common stock according to the note agreements and 48,098 shares of common stock in compliance with the MFN terms. During the year ended December 31, 2025, the notes were extended to July 31, 2025, on April 1, 2025, to October 31, 2025 on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $1,393,983 (of which $840,940 was with the related parties). A total of 81,751 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of December 31, 2025, was $183,987. The loss generated by the note extensions during Q4 2025 was $126,726, during 2025 was $346,662.

During the year ended December 31, 2025:

●	The company entered into five convertible promissory note agreements in the aggregate amount of $105,000, of which $80,000 with the related parties. The Convertible Notes bear 10% interest per annum. During the year ended December 31, 2025, the notes were extended to July 31, 2025, on April 1, 2025, to October 31, 2025 on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $139,755 (of which $106,480 was with the related parties). A total of 7,829 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of December 31, 2025, was $10,709. The loss generated by the note extensions during Q4 2025 was $12,705, during 2025 was $34,755.

●	The company entered into seven convertible promissory note agreements in the aggregate amount of $245,000, of which $50,000 with the related party. The Convertible Notes bear 10% interest per annum. On July 31, 2025, the notes were extended to October 31, 2025, and on October 31, 2025 to January 31, 2026, increasing principal to $296,450 (of which $60,500 with the related party). A total of 12,812 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of December 31, 2025, was $17,972. The loss generated by the note extensions during Q4 2025 was $26,950, during 2025 was $51,450.

●	The company entered into seven short-term convertible promissory note agreements in the aggregate amount of $424,921, of which $299,921 with the related parties. The Convertible Notes bear 10% interest per annum. Conditions of five notes were amended under the Most Favored Nation (MFN) provision resulting in increase in principal. Additionally, the Company issued 8,412 shares of common stock in compliance with the MFN terms. On October 31, 2025 the notes were extended to January 31, 2026. Note amendment under the MFN provision and note extensions resulted in increase in principal to $480,143 (of which $331,643 was with the related parties). A total of 4,961 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of December 31, 2025, was $12,944. The loss generated by the note extensions during Q4 2025 was $43,649, during 2025 was $55,221.

Scheduled maturities of debt remaining as of December 31, 2025, for each respective fiscal year end are as follows:

2026	8,312,768
Total	$8,312,768

Note 5 - Capital Lease Obligations

During the year ended December 31, 2018, the Company entered into various capital lease agreements. The leases expire at various points through the year ended December 31, 2023. The remaining balance of $36,254 under these lease agreements was written off as of December 31, 2025.

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

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of December 31, 2025, and December 31, 2024, there were 10,000,000 shares of preferred stock authorized, and 0 shares issued and outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with 3,142,371 and 2,586,982 shares issued and outstanding at December 31, 2025 and December 31, 2024.

During the year ended December 31, 2025, the Company issued 87,858 shares of common stock for services valued at $605,690 and 467,531 shares of common stock for note modification.

During the year ended December 31, 2024, the Company issued 35,444 shares of common stock for services valued at $53,285 and 276,171 shares of common stock for note modification.

Note 7 - Stock Options and Warrants

Warrants

As of December 31, 2025, the Company had no warrant securities outstanding.

A summary of all warrant activity for the year ended December 31, 2025, is as follows:

Post-split	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2024	49,446	$5.77	0.70
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(49,446)	5.77	-
Balance outstanding at December 31, 2025	-	$-	-
Exercisable at December 31, 2025	-	$-	-

Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Equity Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the year ended December 31, 2025, was determined to be $20,023 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 31%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk-free rate of 3.88%, (v) price of $7.5, and (vi) expected life of 10 years. For the year ended December 31, 2025, the Company recognized stock-based compensation expense of $232,668 related to stock options. A summary of option activity under the Company’s Equity Incentive Plan as of December 31, 2025, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2024	560,000	$1.55	2.94
Granted	6,000	7.50	9.83
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at December 31, 2025	566,000	$1.61	2.02
Exercisable at December 31, 2025	192,667	$1.74	2.17

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 16,667 shares. On November 16, 2017, the Board of Directors approved an increase of 33,333 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 50,000 shares. On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or non-qualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. As of December 31, 2025, all outstanding awards have been granted under the Plan.

Note 8 – Earnings Per Share

Earnings per share calculations are performed in accordance with ASC 260, ‘Earnings Per Share’. Basic earnings per share is calculated using the weighted average number of common shares issued and outstanding during the period, which were 2,806,083 and 2,377,691 for the year ended December 31, 2025, and December 31, 2024, respectively. Diluted earnings per share includes the dilutive effect of potential common shares, such as those issuable under convertible debt agreements, stock options, warrants, and preferred stock, unless their inclusion is anti-dilutive. For the years ended December 31, 2025, and December 31, 2024, approximately 192,672 and 63,236 potential common shares, respectively, were excluded from the diluted earnings per share calculation due to the Company’s reported net losses, as their inclusion would have reduced the loss per share, rendering them anti-dilutive. The determination of anti-dilution was based on the application of the treasury stock method for options and warrants and the if-converted method for convertible debt and preferred stock, as applicable.

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

For the fiscal year ended December 31, 2025, the CODM regularly receives and reviews the Company’s net income, and significant operating expenses categories, which are integral to the measure of operating performance. The significant expense categories include employee compensation, office operations and professional services. These expenses are presented below as they are included in the net income measure used by the CODM:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
General and administrative
Wages and related	$(1,359,879)	$(672,944)
Office operations	(165,685)	(312,675)
Professional services	(333,750)	(536,280)
Other operating expenses	(3,942)	(46,808)
Total operating expenses	(1,863,256)	(1,568,707)
Other Expenses / Income
Gain (loss) on extinguishment of debt	(1,744,906)	(1,842,273)
Fair value of stock issued for note modification	(2,082,423)	(449,660)
Interest expense	(719,979)	(446,278)
Total other expenses / income	(4,547,308)	(2,738,211)
Net Income (Loss)	$(6,410,564)	$(4,306,918)

Note 10 - Income Taxes

Loss from operations before provision (benefit) for income taxes and associated tax provision (benefit) are summarized in the following table:

	Years ended December 31,
Net Income (Loss)	2025	2024
Domestic	$(6,410,564)	$(4,306,918)
Foreign	-	-
	$(6,410,564)	$(4,306,918)

Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	$-	$-

Deferred
Federal	$58,500	$(998,912)
State	11,143	(190,269)
Foreign	-	-
Total Deferred	69,643	(1,189,181)
Less Increase in Allowance	(69,643)	1,189,181
Net Deferred	$-	$-

Total Income Tax Provision (Benefit)	$-	$-

The significant components of the deferred tax assets and liabilities are summarized below:

	Years ended December 31,
	2025	2024
Deferred Tax Assets (Liabilities):
Net Operating Loss Carry-Forwards	$5,146,492	$5,350,576
Depreciable and Amortizable Assets	-	(20,520)
Stock Based Compensation	240,913	134,725
Amortization of debt discount	7,237	-
Loss Reserve	-	457
Accrued Compensation	166,597	133,163
Other	-	32,481
Total	5,561,239	5,630,882
Less Valuation Allowance	(5,561,239)	(5,630,882)
Net Deferred Tax Assets (Liabilities)	$-	$-

At December 31, 2025 and 2024, the Company has available net operating loss carry-forwards for federal and state income tax purposes of approximately $18.5 million and $19.5 million, respectively. Of the federal net operating loss carryforward, $16.2 million, if not utilized earlier, expires through 2040 and $2.0 million will carry-forward indefinitely. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the net operating loss carry-forwards before they expire, the Company has recorded a valuation allowance to fully offset the net operating loss carry-forwards, as well as the total net deferred tax assets.

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

During the years ended December 31, 2025 and 2024, the Company had no unrecognized uncertain tax positions. The Company’s policy is to recognize interest accrued and penalties related to unrecognized uncertain tax positions in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction. The tax years 2022-2025 generally remain open to examination by the U.S. federal and state taxing authorities.

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table:

	Years ended December 31,
	2025	2024
Statutory United States federal rate	21.00%	21.00%
State income tax, net of federal benefit	-	4.00
Change in valuation allowance	11.88	(27.61)
Stock based compensation	(16.27)	0.38
Permanent differences	0.53	-
Tax rate differential between jurisdictions	-	-
Other	(17.14)	2.23
Foreign net operating loss adjustment	-	-
Effective tax rate benefit (provision)	(0.00)%	(0.00)%

Note 11 - Subsequent Events

●	On January 16, 2026, the Company issued 35,013 shares of common stock for exercise of stock options.

●	On January 16, 2026, the Company issued 2,635 shares of common stock for services provided.

●	On February 23, 2026, the Company issued a promissory note for the principal amount of $50,000.

●	On March 16, 2026, the Company issued 5,000 shares of common stock for services provided.

●	On March 16, 2026, the Company entered into extension agreements with certain noteholders of its promissory and convertible notes. Under the terms of these agreements, the maturity dates of the notes were extended to June 30, 2026. In consideration for the extensions, the noteholders received a 12.5% increase in the principal amount of their notes and additional shares of common stock. The total additional shares issued in connection with these extensions amounted to 542,066 shares, and the aggregate principal increase was $1,045,346.

●	On March 18, 2026, the Company issued a promissory note for the principal amount of $25,000.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Agustin Cabo (“Cabo”), who serves as our Chief Financial Officer, and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2025, that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Cabo, as Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position	Director/Officer Since
David Graber	54	Chairman and Chief Executive Officer	February 2017
Sebastian Lux	54	President, Chief Operating Officer and Director	July 2022
Agustin Cabo	40	Chief Financial Officer	March 2024
Dylan Glenn	56	Director	May 2023
Jared Levinthal	53	Director	December 2018
Andrew Suckling	53	Director	August 2022
Justin Vorwerk	66	Director	August 2022
Dr. Adam Lipson	53	Director	July 2022

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

Item 11. Executive Compensation

The following table discloses compensation received by our named executive officers, David E. Graber, Sebastian Lux and Agustin Cabo, for the years ended December 31, 2024 and 2025.

The following table also sets forth information regarding all cash and non-cash compensation earned by or paid to the executive officers of our company who served during the years ended December 31, 2024 and 2025, for services in all capacities to our company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
David Graber	2024	240,000	-	1,668	81,052	-	321,052
CEO	2025	240,000	-	-	-	-	240,000
Sebastian Lux	2024	240,000	-	24,168	44,579	-	284,579
President, COO	2025	240,000	-	-	-	-	240,000
Agustin Cabo	2024	126,000	-	22,500	36,474	-	162,474
CFO	2025	126,000	-	-	-	-	126,000

Employment Arrangements

Messrs. Graber and Lux, in consultation with our independent directors, have agreed to receive a monthly salary as our Chief Executive Officer and President, respectively, at a rate of $20,000. Of this amount, $15,000 is payable in cash and $5,000 is accrued until such time as we are able to make the payment. Both Messrs. Graber and Lux work full-time for our company and there is no set term for their employment. Mr. Cabo became our Chief Financial Officer in March 2024 and was previously our Director of Finance. He works full-time for our company and there is no set term for his employment. He currently receives a monthly salary of $10,500.

Directors Compensation

Our non-employee directors do not currently receive cash compensation for their services as directors although they are provided reimbursement for out-of-pocket expenses incurred in attending Board meetings.

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan. The Plan provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of bonus stock and stock appreciation rights, at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants. Upon stockholder approval of the Plan, a total of 16,667 shares of common stock or appreciation rights may be issued under the Plan. The Plan will be administered by our full Board of Directors. Under the Plan, the Board will determine which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price. On August 13, 2025, the Board of Directors adopted the American Battery Materials Inc. 2025 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. As of December 31, 2025, the Company had 566,000 options outstanding under the Plan to employees, directors and outside consultants.

On November 16, 2017, the Company’s Board of Directors approved the increase of the 33,333 shares reserved under the Plan. On November 22, 2017, stockholders of the Company holding a majority of the outstanding shares of the Company’s common stock approved, by written consent, an increase in the number of shares reserved under the Plan by 33,333 shares. After this increase of 33,333 shares, the total number of shares of common stock reserved under the Plan totals 50,000 shares. The 2011 Plan expired in 2021.

On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. As of December 31, 2025, the Company had stock options outstanding to purchase 566,000 shares of common stock under the Plan held by employees, directors and outside consultants.

In October 15, 2025, following approval by our Board of Directors and by written consent of stockholders holding a majority of our outstanding common stock, we amended our 2024 Incentive Compensation Plan to provide for an automatic share reserve mechanism equal to 17.5% of the Company’s issued and outstanding shares of common stock on a fully diluted basis. Under this provision, the number of shares available for issuance under the plan automatically increases upon each issuance of common stock or convertible securities by an amount necessary to maintain the 17.5% reserve (calculated on a fully diluted basis), with no downward adjustment if the Company’s capitalization subsequently decreases. This amendment was designed to provide equity-based awards to an increasing employee pool.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 19, 2026, there were shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of March 19, 2026, by  (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is at 500 West Putnam Avenue, Suite 400, Greenwich, CT, 6830.

The following table sets forth, as of March 19, 2026, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock; (ii) each director of the Company; (iii) each of the named executive officers; and, (iv) all executive officers and directors of the Company as a group:

	Number of Shares		Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)		Outstanding Shares(3)

Executive Officers and Directors:
David E. Graber	1,102,650	(4)	27.6%
Sebastian Lux	87,293	(5)	2.2%
Agustin Cabo	52,500	(6)	1.3%
Dylan Glenn	26,697	(7)	0.7%
Jared Levinthal	33,257	(8)	0.8%
Adam C. Lipson, M.D.	365,038	(9)	9.1%
Andrew Suckling	30,889	(10)	0.8%
Justin Vorwerk	63,829	(11)	1.6%
All Executive Officers and Directors as a Group (8 persons)	1,762,153		44.1%

5% Shareholders:
Marilyn Kane	296,818	(12)	7.4%
Traverse Opportunity Fund LP	271,047		6.8%

(1)	The mailing address for each officer and director is c/o American Battery Materials Inc., 500 West Putnam Avenue, Suite 400, Greenwich, Connecticut 06830. The address for Marilyn Kane is 650 West Avenue, Miami Beach, Florida 33139.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to convertible notes and warrants convertible or exercisable currently or within 60 days of March 19, 2026. In determining the percent of common stock owned by a person or entity as of March 19, 2026, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on conversion or exercise of convertible notes and warrants; and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of March 19, 2026, which is 3,727,085 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Based on (i) 3,727,085 shares of common stock outstanding as of March 19, 2026, and (ii) 270,477 shares of common stock that may be acquired upon the exercise of stock options.

(4)	Includes (i) 694,250 shares of common stock owned by Cobrador Multi-Strategy Partners, LLC, of which Mr. Graber is the managing partner, (ii) 94,447 shares of common stock underlying options which can be exercised currently or within 60 days at his discretion.

(5)	Includes (i) 51,947 shares of common stock underlying options which can be exercised currently or within 60 days at his discretion.

(6)	Includes (i) 42,500 shares of common stock underlying options which can be exercised currently or within 60 days at his discretion.

(7)	Includes (i) 12,572 shares of common stock owned by Quail Run Holding LLC, of which Mr. Glenn is the managing partner (ii) 7,599 shares of common stock underlying options which can be exercised currently or within 60 days at his discretion.

(8)	Includes (i) 7,599 shares of common stock underlying options which can be exercised currently or within 60 days at his discretion.

(9)	Includes (i) 7,599 shares of common stock underlying options which can be exercised currently or within 60 days at his discretion.

(10)	Includes (i) 7,599 shares of common stock underlying options which can be exercised currently or within 60 days at his discretion.

(11)	Includes (i) 7,599 shares of common stock underlying options which can be exercised currently or within 60 days at his discretion.

(12)	Includes (i) 178,756 shares of common stock owned by (i) Automated Retail Leasing Partners, LP, of which Ms. Kane is the managing partner, and (ii) AJS Properties LLC, of which Ms. Kane is the manager. Mr. Graber owns a non-controlling interest in Automated Retail Leasing Partners

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

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the professional audit services and other services rendered to us by GreenGrowth CPAs for the years ended December 31, 2025, and 2024. All fees described below were approved by Board:

Fee Type	2025	2024
Audit Fees(1)	$75,448	$57,386
Audit-Related Fees(2)	$2,035	$4,809
Tax Fees(3)	$1,100	$1,000
All Other Fees(4)	$600	$995
Total	$79,183	$64,190

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by GreenGrowth CPAs in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees. The services are rendered by legal counsel Olshan Frome Wolosky LLP.

(3)	“Tax Fees” consist of fees billed for professional services rendered by Pinnacle Accountancy Group of Utah for tax compliance, tax advice, and tax planning.

(4)	“All Other Fees” consist of fees billed for products and services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees.

Pre-Approval Policies and Procedures

The Audit Committee is responsible for the pre-approval of all audit and non-audit services in accordance with applicable SEC requirements to ensure auditor independence. Because the Audit Committee was constituted in December 2025, all fees and services provided during fiscal year 2025 were reviewed and pre-approved by the full Board of Directors prior to the formation of the Audit Committee. All fees disclosed above were pre-approved in this manner

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report:

(1)	The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

(2)	Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)	Report of Independent Registered Public Accounting Firm.

(4)	Notes to Financial Statements.

(b)	Exhibits:

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.2	Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).

3.3	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).

3.4	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2018).

3.5	Certificate of Designation for Series A Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2022).

3.6	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2022).

3.7	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2023).

3.8	Certificate of Amendment of the Certificate Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2025).

4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 21, 2023).

10.1	Form of Note Amendment and Extension Agreement between the Company and investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2024).

10.2	Bridge Promissory Note between the Company and David E. Graber dated May 16, 2024 (incorporated by reference to the Company’s Form S-1/A filed on September 10, 2025).

10.3	Bridge Promissory Note between the Company and David E. Graber dated June 18, 2024 (incorporated by reference to the Company’s Form S-1/A filed on September 10, 2025).

10.4	Bridge Promissory Note between the Company and David E. Graber dated July 11, 2024 (incorporated by reference to the Company’s Form S-1/A filed on September 10, 2025).

10.5	Bridge Promissory Note between the Company and David E. Graber dated August 19, 2024 (incorporated by reference to the Company’s Form S-1/A filed on September 10, 2025).

10.6	Bridge Promissory Note between the Company and David E. Graber dated August 28, 2024 (incorporated by reference to the Company’s Form S-1/A filed on September 10, 2025).

10.7	Consolidation Promissory Note between the Company and David E. Graber dated September 30, 2024 (incorporated by reference to the Company’s Form S-1/A filed on September 10, 2025).

10.8	Bridge Promissory Note between the Company and David E. Graber dated December 18, 2024 (incorporated by reference to the Company’s Form S-1/A filed on September 10, 2025).

10.9	2024 Incentive Compensation Plan. (incorporated by reference to the Company’s Form S-1/A filed on September 10, 2025).

10.10	Amendment to 2024 Incentive Compensation Plan (incorporated by reference to the Company’s Form S-1/A filed on December 22, 2025).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 1, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Interim Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

96.1	Technical Report. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 12, 2024)

101	Interactive Data files pursuant to Rule 405 of Regulation S-T.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

The Company has elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BATTERY MATERIALS INC.

Date: March 19, 2026	BY:	/s/ David Graber
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Graber	Chief Executive Officer and Chairman	March 19, 2026
(Principal Executive Officer)

/s/ Agustin Cabo	Chief Financial Officer	March 19, 2026
(Principal Financial and Accounting Officer)

/s/ Sebastian Lux	President, Chief Operating Officer, Director	March 19, 2026

/s/ Dylan Glenn	Director	March 19, 2026

/s/ Jared Levinthal	Director	March 19, 2026

/s/ Andrew Suckling	Director	March 19, 2026

/s/ Justin Vorwerk	Director	March 19, 2026

/s/ Dr. Adam Lipson	Director	March 19, 2026

