Form 10-Q
period 2026-03-31
AMERICAN BATTERY MATERIALS, INC.
filed 2026-05-15
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of registrant’s common stock outstanding as of May 15, 2026: 3,789,585.

AMERICAN BATTERY MATERIALS INC.

FORM 10-Q

For the quarter ended March 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash	$32,281	$3,480
Prepaid expenses and other assets	118,286	186,885
Total current assets	150,567	190,365
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$356,567	$396,365

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$306,797	$293,029
Accrued expenses	1,185,750	1,070,492
Accrued interest	1,241,740	1,016,424
Promissory notes payable, net of discount	646,531	322,472
Promissory notes payable – related party	1,015,991	1,043,103
Convertible notes payable, net of discount	6,308,584	5,607,630
Convertible notes payable – related party	1,507,008	1,339,563
Total current liabilities	12,212,401	10,692,713
Total Liabilities	12,212,401	10,692,713

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,727,085 and 3,142,371 shares issued and outstanding, respectively	3,727	3,142
Additional paid in capital	23,324,969	20,657,631
Accumulated deficit	(35,184,530)	(30,957,121)
Total stockholders’ deficit	(11,855,834)	(10,296,348)
Total liabilities and stockholders’ deficit	$356,567	$396,365

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating Expenses
General and administrative	$379,962	$258,457
Total operating expenses	379,962	258,457

Operating loss	(379,962)	(258,457)

Other Expenses / Income
Gain (loss) on extinguishment of debt	(1,045,346)	-
Fair value of stock issued for note modification	(2,572,517)	-
Interest expense	(229,584)	(145,182)
Total other expenses / income	(3,847,447)	(145,182)

Income (loss) from operations before income taxes	(4,227,409)	(403,639)

Provision for income taxes	-	-

Net Income (Loss)	$(4,227,409)	$(403,639)

Net loss per share – basic and diluted	$(1.20)	$(0.16)

Weighted average common shares – basic and diluted	3,529,514	2,586,982

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	-	$-	2,586,982	$2,586	$17,737,406	$(24,546,557)	$(6,806,565)
Share-based compensation	-	-	-	-	55,959	-	55,959
Net loss	-	-	-	-	-	(403,639)	(403,639)
Balance as of March 31, 2025	-	$-	2,586,982	$2,586	$17,793,365	$(24,950,196)	$(7,154,245)

Balance as of December 31, 2025	-	$-	3,142,371	$3,142	$20,657,631	$(30,957,121)	$(10,296,348)
Shares issued for services	-	-	7,635	8	35,474	-	35,482
Shares issued for note modification	-	-	542,066	542	2,571,975	-	2,572,517
Shares issued for options exercise	-	-	35,013	35	54,235	-	54,270
Share-based compensation	-	-	-	-	5,654	-	5,654
Net loss	-	-	-	-	-	(4,227,409)	(4,227,409)
Balance as of March 31, 2026	-	$-	3,727,085	$3,727	$23,324,969	$(35,184,530)	$(11,855,834)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(4,227,409)	$(403,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	41,136	55,959
Accrued interest	225,316	139,951
Gain/loss on settlement of liabilities	1,045,346	-
Fair value of stock issued for note modification	2,572,517	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	68,599	2,815
Accounts payable and accrued expenses	129,026	110,402
Net cash used in operating activities	(145,469)	(94,512)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	-	25,000
Proceeds from convertible notes – related party	-	80,000
Proceeds from promissory notes	75,000	-
Proceeds from promissory notes – related party	45,000	-
Proceeds from options exercise	54,270	-
Net cash provided by financing activities	174,270	105,000
		-
Net increase (decrease) in cash	28,801	10,488

Cash, beginning of period	3,480	12,896

Cash, end of period	$32,281	$23,384

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

Note 1 - Nature of the Business

American Battery Materials Inc. (the “Company”) is a US based renewable energy company focused on the extraction, refinement and distribution of technical minerals in an environmentally responsible manner. On November 5, 2021, the Company acquired the rights to 102 Federal Mining Claims located in the Lisbon Valley of Utah for $100,000, plus the future payment of royalties based on a percentage of the net revenue (2%) from the sale of all minerals produced from this portion of the mining property. The acquisition was driven by historical mineral data from seven (7) existing wells with brine aquifer access. The independent third-party Technical Report indicated that further investment and development in the claims were warranted.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of $4,227,409 during the three months ended March 31, 2026, has accumulated losses totaling $35,184,530, and has a working capital deficit of $12,061,834 as of March 31, 2026. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Property and Equipment

Property and equipment are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Equipment has estimated useful lives between three and seven years. Expenditures for ordinary repairs and maintenance are charged to expense as incurred.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000 , plus the future payment of royalties based on a percentage of the net revenue (2%) from the sale of all minerals produced from this portion of the mining property. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,320 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026 and 2025, there were approximately 254,025 and 47,446 shares respectively, potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the three months ended March 31, 2026 and 2025 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

The Company recognized $0 revenue during the three months ended March 31, 2026 and 2025.

Convertible Debt

The Company issues convertible notes as part of its financing strategy, which may contain embedded features such as conversion options, redemption provisions, and contractual adjustments like most favored nations clauses. Convertible debt is accounted for under ASC 470, Debt, as amended by ASU 2020-06, Debt—Debt with Conversion and Other Options. This standard simplifies the accounting by eliminating certain separation models for convertible instruments, requiring the Company to evaluate the debt as a single instrument unless bifurcation of embedded derivatives is required under ASC 815, Derivatives and Hedging.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Reporting Comprehensive Income) Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires public business entities to disaggregate certain income statement expense captions (such as cost of sales, selling, general and administrative, research and development, etc.) into specified categories in the footnotes. ASU 2025-01 (issued January 2025) clarified the effective dates This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company does not expect a material impact upon adoption.

In April 2024, the FASB issued ASU No. 2024-04, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, expanding the use of this method to additional tax credit structures. This guidance is effective for fiscal years beginning after December 15, 2025. The Company does not expect a material impact upon adoption.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement (Reporting Comprehensive Income) Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU solely clarifies the effective date of ASU 2024-03 (see above). The Company does not expect a material impact.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

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

During the year ended December 31, 2024, the above-mentioned promissory notes were exchanged. The principal in the amount of $100,000 and accrued interest in the amount of $2,997 were exchanged by the new convertible note in the amount of $102,997. Accrued interest in the amount of $131,417 was forgiven by the noteholder.

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

During the year ended December 31, 2024:

●	On March 21, 2024, two (2) promissory note agreements with the related party in the aggregate amount of $75,000 and accrued interest in the amount of $2,710 were exchanged by a new convertible note.

●	On March 22, 2024, one (1) promissory note in the aggregate amount of $50,000 and accrued interest in the amount of $5,322 was exchanged by a new convertible note.

●	On March 22, 2024, one (1) promissory note agreement with the related party in the aggregate amount of $100,000 and accrued interest in the amount of $10,682 was exchanged by a new convertible note.

●	On March 28, 2024, one (1) promissory note agreement in the aggregate amount of $25,000 was amended with increase in principal to $35,471, increase of interest rate from 9% to 10% and extended for 1 year. A total of 650 shares of common stock were issued as additional consideration for the note amendment. On October 23, 2024, the Company entered into a transaction that triggered certain most favored nations (MFN) provisions under the note. As such, the principal amount due under the note has increased resulting in a new principal amount of $46,113. Additionally, the Company issued 1,845 shares of common stock in compliance with the MFN terms. During the year ended December 31, 2025, the note was extended to July 31, 2025, on April 1, 2025, to October 31, 2025, on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $61,376. A total of 3,598 shares of common stock were issued as additional consideration for the note extensions. During the three months ended March 31, 2026, the note was extended to June 30, 2026, on January 31, 2026, increasing principal to $69,048. A total of 4,016 shares of common stock were issued as additional consideration for the note extension. The outstanding principal balance was $69,048 as of March 31, 2026. Accrued interest as of March 31, 2026, was $9,700. The loss generated by the note extension during Q1 2026 was $7,672, during 2025 was $15,263.

●	Between May 16 and August 28, 2024, five (5) short-term promissory notes in the aggregate amount of $564,182 were issued to the related party. The notes beared interest of 8%. On December 31, 2024, these notes were consolidated into a new note with increase in principal to $733,436, increase of interest rate from 8% to 10% and 6-months term. A total of 29,338 shares of common stock were issued to a related party in connection with the consolidation and extension agreement. During the year ended December 31, 2025, the note was extended to July 31, 2025, on April 1, 2025, to October 31, 2025, on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $976,204. A total of 56,510 shares of common stock were issued as additional consideration for the note extensions. During the quarter ended December 31, 2025, the noteholder sold the total of $145,000 of the value of his promissory note to two noteholders, of which $70,000 to the related party. The outstanding principal balance was $831,204 as of December 31, 2025. During the three months ended March 31, 2026, the note was extended to June 30, 2026, on January 31, 2026, increasing principal to $901,354. A total of 52,748 shares of common stock were issued as additional consideration for the note extension. During the quarter ended March 31, 2026, the noteholder sold the total of $232,500 of the value of his promissory note to two noteholders, of which $30,000 to the related party. Related party was issued a new promissory note for the remaining balance of his note of $698,854 after deducting $232,500 of principal. Accrued interest as of March 31, 2026, was $133,380. The loss generated by the note extensions during Q1 2026 was $100,150, during 2025 was $242,767.

During the year ended December 31, 2023, the Company entered into short-term promissory note agreement in the amount of $125,000. The note has a discount of $25,000. A total of 5,667 shares of common stock were issued as additional consideration for the issuance of the note evidencing the loan. On December 29, 2023, the promissory note was bought by another holder not affiliated with the Company, then exchanged by a new note on January 1, 2024, with an increase of principal to $175,000 and interest rate of 10%. During the year ended December 31, 2024, the note was extended to July 12, 2024, increasing principal to $225,000. A total of 4,500 shares of common stock were issued as additional consideration for the note extension. During the year ended December 31, 2024, the note was partially repaid in the amount of $150,000. The remaining principal in the amount of $75,000 and accrued interest in the amount of $32,551 were exchanged into a new promissory note. The new short-term promissory note in the amount of $107,551 beared interest of 10%. The outstanding principal balance was $107,551 as of September 30, 2024. During the year ended December 31, 2024, the note was extended to March 31, 2025, increasing principal to $139,817. A total of 5,593 shares of common stock were issued as additional consideration for the note extensions. During the year ended December 31, 2025, the note was extended to July 31, 2025, on April 1, 2025, to October 31, 2025 on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $186,096. A total of 10,797 shares of common stock were issued as additional consideration for the note extensions. During the three months ended March 31, 2026, the note was extended to June 30, 2026, on January 31, 2026, increasing principal to $209,358. A total of 12,048 shares of common stock were issued as additional consideration for the note extension. The outstanding principal balance was $209,358 as of March 31, 2026. Accrued interest as of March 31, 2026, was $27,168. The loss generated by the note extensions during Q1 2026 was $23,262, during 2025 was $46,279.

During the year ended December 31, 2024, short-term promissory note in the amount of $99,098 was issued to the related party. The note bears interest of 10%. During the year ended December 31, 2025, the note was extended to July 31, 2025, on April 1, 2025, and to October 31, 2025 on July 31, 2025, increasing principal to $119,909. On September 30, 2025, the noteholder sold $75,000 of the value of his promissory note to another related party. On October 31, 2025, the note was extended to January 31, 2026, increasing principal to $49,399. A total of 5,651 shares of common stock were issued as additional consideration for the note extensions. During the three months ended March 31, 2026, the note was extended to June 30, 2026, on January 31, 2026, increasing principal to $55,574. A total of 3,421 shares of common stock were issued as additional consideration for the note extension. The outstanding principal balance was $55,574 as of March 31, 2026. Accrued interest as of March 31, 2026, was $11,091. The loss generated by the note extensions during Q1 2026 was $6,175, during 2025 was $25,301.

During the year ended December 31, 2025, the Company entered into 4 promissory note agreements in the aggregate amount of $230,000, of which $155,000 with the related parties. The notes bear 10% interest per annum. One (1) note was extended to January 31, 2026, increasing principal to $82,500. A total of 1,816 shares of common stock were issued as additional consideration for the note extension. All notes were due on January 31, 2026. The outstanding principal balance was $237,500 as of December 31, 2025. During the three months ended March 31, 2026, the notes were extended to June 30, 2026, on January 31, 2026, increasing principal to $267,188. A total of 13,981 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of March 31, 2026, was $10,340. The loss generated by the note extensions during Q1 2026 was $29,688, during 2025 was $7,500.

During the three months ended March 31, 2026, the Company entered into 6 promissory note agreements in the aggregate amount of $1,051,354, of which $773,854 with the related parties. Of the total, $120,000 was received in cash and $931,354 was issued with no cash proceeds (re-issued or deducted from prior notes). The notes bear 10% interest per annum. Two (2) notes were extended to June 30, 2026, increasing principal from $80,000 to $90,000. A total of 4,608 shares of common stock were issued as additional consideration for the note extensions. All notes are due on June 30, 2026. The outstanding principal balance was $1,061,354 as of March 31, 2026. Accrued interest as of March 31, 2026, was $1,425. The loss generated by the note extensions during Q1 2026 was $10,000.

Convertible Notes Payable and Convertible Notes Payable – Related Party

In February 2023, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. The note had a 1-year term, beared interest of 9% and had a conversion price equal to the lesser of (1) the most recent issuance price; or, (2) closing price for the common stock on the maturity date. The outstanding principal balance was $25,000 as of December 31, 2023. Accrued interest as of December 31, 2023, was $1,881. During the year ended December 31, 2024, total principal in the amount of $25,000 and accrued interest in the amount of $2,574 were exchanged by the noteholder. The noteholder was issued new convertible note in exchange for the convertible note of $25,000 and a promissory note of $100,000. The new note in the amount of $138,074 had a 1-year term, beared interest of 7.5%. During the year ended December 31, 2024, conditions of the issued note were amended under the Most Favored Nation (MFN) provision (see below).

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

During the year ended December 31, 2024, notes with six investors not affiliated with the Company were amended with an increase in principal from $1,950,000 to $3,394,584, increase of interest rate from 7.5% to 10% and extended until March 31, 2025. A total of 186,485 shares of common stock were issued according to the note agreements or as additional consideration for the note amendments. During the year ended December 31, 2025, the notes were extended to July 31, 2025, on April 1, 2025, to October 31, 2025 on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $4,518,191. A total of 266,052 shares of common stock were issued as additional consideration for the note extensions. During the quarter ended March 31, 2026, one noteholder sold the total of $525,000 of the value of his promissory note to another holder not affiliated with the Company. During the three months ended March 31, 2026, the notes were extended to June 30, 2026, on January 31, 2026, increasing principal to $4,492,340. A total of 266,298 shares of common stock were issued as additional consideration for the note extensions. As of March 31, 2026, total principal and accrued interest on these six notes totalled $4,492,340 and $727,304, respectively. The loss generated by the note extensions during Q1 2026 was $499,149, during 2025 was $1,123,607.

Conditions of the note with one (1) purchaser were amended several times (once under the MFN provision) resulting in an increase in principal from $50,000 to $118,670, increase of interest rate from 7.5% to 10% and extended until January 31, 2026. Additionally, the Company issued 3,567 shares of common stock in compliance with the MFN terms and 8,275 shares of common stock were issued as additional consideration for the note extensions. During the three months ended March 31, 2026, the note was extended to June 30, 2026, on January 31, 2026, increasing principal to $133,503. A total of 7,789 shares of common stock were issued as additional consideration for the note extension. Accrued interest as of March 31, 2026, was $19,174. The loss generated by the note extension during Q1 2026 was $14,834, during 2025 was $29,511.

During the year ended December 31, 2024, the Company entered into ten convertible promissory note agreements in the aggregate amount of $736,511, of which $447,787 with the related parties. The Convertible Notes provided for a maturity of 10 and 12 months; 7.5%, 8% and 10% interest per annum. During the year ended December 31, 2024, conditions of the notes were amended under the Most Favored Nation (MFN) provision resulting in increase in principal to $1,047,321 (of which $631,811 with the related parties), increase of interest rate from 7.5% to 10% for all notes and extended until March 31, 2025. Additionally, the Company issued 1,430 shares of common stock according to the note agreements and 48,098 shares of common stock in compliance with the MFN terms. During the year ended December 31, 2025, the notes were extended to July 31, 2025, on April 1, 2025, to October 31, 2025 on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $1,393,983 (of which $840,940 was with the related parties). A total of 81,751 shares of common stock were issued as additional consideration for the note extensions. During the three months ended March 31, 2026, the notes were extended to June 30, 2026, on January 31, 2026, increasing principal to $1,568,231. A total of 91,295 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of March 31, 2026, was $221,692. The loss generated by the note extensions during Q1 2026 was $174,248, during 2025 was $346,662.

During the year ended December 31, 2025:

●	The company entered into five convertible promissory note agreements in the aggregate amount of $105,000, of which $80,000 with the related parties. The Convertible Notes bear 10% interest per annum. During the year ended December 31, 2025, the notes were extended to July 31, 2025, on April 1, 2025, to October 31, 2025 on July 31, 2025, and to January 31, 2026, on October 31, 2025, increasing principal to $139,755 (of which $106,480 was with the related parties). A total of 7,829 shares of common stock were issued as additional consideration for the note extensions. During the three months ended March 31, 2026, the notes were extended to June 30, 2026, on January 31, 2026, increasing principal to $157,224. A total of 8,710 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of March 31, 2026, was $14,490. The loss generated by the note extensions during Q1 2026 was $17,469, during 2025 was $34,755.

●	The company entered into seven convertible promissory note agreements in the aggregate amount of $245,000, of which $50,000 with the related party. The Convertible Notes bear 10% interest per annum. On July 31, 2025, the notes were extended to October 31, 2025, and on October 31, 2025 to January 31, 2026, increasing principal to $296,450 (of which $60,500 with the related party). A total of 12,812 shares of common stock were issued as additional consideration for the note extensions. During the three months ended March 31, 2026, the notes were extended to June 30, 2026, on January 31, 2026, increasing principal to $333,506. A total of 18,203 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of March 31, 2026, was $25,990. The loss generated by the note extensions during Q1 2026 was $37,056, during 2025 was $51,450.

●	The company entered into seven short-term convertible promissory note agreements in the aggregate amount of $424,921, of which $299,921 with the related parties. The Convertible Notes bear 10% interest per annum. Conditions of five notes were amended under the Most Favored Nation (MFN) provision resulting in increase in principal. Additionally, the Company issued 8,412 shares of common stock in compliance with the MFN terms. On October 31, 2025 the notes were extended to January 31, 2026. Note amendment under the MFN provision and note extensions resulted in increase in principal to $480,143 (of which $331,643 was with the related parties). A total of 4,961 shares of common stock were issued as additional consideration for the note extensions. During the three months ended March 31, 2026, the notes were extended to June 30, 2026, on January 31, 2026, increasing principal to $540,161. A total of 28,550 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of March 31, 2026, was $25,931. The loss generated by the note extensions during Q1 2026 was $60,018, during 2025 was $55,221.

During the three months ended March 31, 2026, one noteholder sold the total of $525,000 of the value of his promissory note to another holder not affiliated with the Company. On the same day, the noteholder distributed $152,000 of principal to another 4 holders, creating 4 new convertible notes of $38,000 each. The Convertible Notes bear 10% interest per annum and were initially due January 31, 2026. On January 31, 2026, the five notes were extended to June 30, 2026, increasing principal to $590,625. A total of 30,399 shares of common stock were issued as additional consideration for the note extensions. Accrued interest as of March 31, 2026, was $14,055. The loss generated by the note extensions during Q1 2026 was $86,375.

Scheduled maturities of debt remaining as of March 31, 2026, for each respective fiscal year end are as follows:

2026	9,478,114
Total	$9,478,114

Note 5 - Capital Stock

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

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of March 31, 2026, and December 31, 2025, there were 10,000,000 shares of preferred stock authorized, and 0 shares issued and outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with 3,727,085 and 3,142,371 shares issued and outstanding at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026, the Company issued 7,635 shares of common stock for services valued at $35,482, 35,013 shares of common stock upon exercise of options valued at $54,270, and 542,066 shares of common stock for note modification.

During the three months ended March 31, 2025, the Company hasn’t issued shares of common stock.

Note 6 - Stock Options and Warrants

Warrants

As of March 31, 2026, the Company had no warrant securities outstanding.

Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Equity Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the three months ended March 31, 2026, was determined to be $5,654 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 31%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk-free rate of 4.01%, (v) price of $3.75, and (vi) expected life of 10 years. For the three months ended March 31, 2026, the Company recognized share-based compensation expense of $5,654 related to stock options. A summary of option activity under the Company’s Equity Incentive Plan as of March 31, 2026, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2025	566,000	$1.61	2.02
Granted	3,000	3.75	9.33
Exercised	(35,013)	1.55	1.94
Forfeited	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at March 31, 2026	533,987	$1.63	2.06
Exercisable at March 31, 2026	218,901	$1.74	2.24

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 16,667 shares. On November 16, 2017, the Board of Directors approved an increase of 33,333 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 50,000 shares. On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or non-qualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. As of March 31, 2026, all outstanding awards have been granted under the Plan.

Note 7 – Earnings Per Share

Earnings per share calculations are performed in accordance with ASC 260, ‘Earnings Per Share’. Basic earnings per share is calculated using the weighted average number of common shares issued and outstanding during the period, which were 3,529,514 and 2,586,982 for the three months ended March 31, 2026, and March 31, 2025, respectively. Diluted earnings per share includes the dilutive effect of potential common shares, such as those issuable under convertible debt agreements, stock options, warrants, and preferred stock, unless their inclusion is anti-dilutive. For the three months ended March 31, 2026, and March 31, 2025, approximately 254,025 and 47,446 potential common shares, respectively, were excluded from the diluted earnings per share calculation due to the Company’s reported net losses, as their inclusion would have reduced the loss per share, rendering them anti-dilutive. The determination of anti-dilution was based on the application of the treasury stock method for options and warrants and the if-converted method for convertible debt and preferred stock, as applicable.

Note 8 - Segment Information

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

For the fiscal three months ended March 31, 2026, the CODM regularly receives and reviews the Company’s net income, and significant operating expenses categories, which are integral to the measure of operating performance. The significant expense categories include employee compensation, office operations and professional services. These expenses are presented below as they are included in the net income measure used by the CODM:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
General and administrative
Wages and related	$(269,489)	$(208,747)
Office operations	(5,157)	(1,611)
Professional services	(105,316)	(47,513)
Other operating expenses	-	(586)
Total operating expenses	(379,962)	(258,457)
Other Expenses / Income
Gain (loss) on extinguishment of debt	(1,045,346)	-
Fair value of stock issued for note modification	(2,572,517)	-
Interest expense	(229,584)	(145,182)
Total other expenses / income	(3,847,447)	(145,182)
Net Income (Loss)	$(4,227,409)	$(403,639)

Note 9 - Subsequent Events

●	On May 6, 2026, the Company issued a promissory note for the principal amount of $150,000.

●	On May 11, 2026, the Company issued 62,500 shares of common stock to a party in exchange for services provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help you understand our results of operations and financial condition as of March 31, 2026 and for the three months ended March 31, 2026 and 2025. This discussion and analysis is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements”. Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 19, 2026 and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Revenue

For the three months ended March 31, 2026, and 2025, our company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2026, were $379,962, an increase of $121,505 or 47%, compared to $258,457 for the three months ended March 31, 2025. The increase in operating expenses was mainly due to an increase in professional fees.

Gain (Loss) on Extinguishment

During the three months ended March 31, 2026 and 2025, our company recorded a loss on extinguishment of debt of $1,045,346 and $0, respectively.

Fair Value of Stock Issued for Note Modification

During the three months ended March 31, 2026 and 2025, the Company recorded a fair value of stock issued for note modification of $2,572,517 and $0, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2026, was $229,584, as compared to $145,182 during the three months ended March 31, 2025.

Net Loss

As a result of the foregoing, the net loss for the three months ended March 31, 2026, was $4,227,409 as compared to the net loss of $403,639 during the three months ended March 31, 2025.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $4,227,409 during the three months ended March 31, 2026, had accumulated losses totalling $35,184,530, and a working capital deficit of $12,061,834 as of March 31, 2026. These factors, among others, indicate that our company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the three months ended March 31, 2026, our company used $145,469 of cash in operating activities as a result of our net loss of $4,227,409, offset by gain (loss) on extinguishment of debt of $1,045,346, fair value of stock issued for note modification of $2,572,517, share-based compensation of $41,136, accrued interest of $225,316, and net changes in operating assets and liabilities of $197,625.

During the three months ended March 31, 2025, our company used $94,512 of cash in operating activities as a result of our net loss of $403,639, offset by share-based compensation of $55,959, accrued interest of $139,951 and net changes in operating assets and liabilities of $113,217.

Cash Flows from Investing Activities

During the three months ended March 31, 2026 and 2025, our company had no investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, financing activities provided $174,270, resulting from $120,000 in proceeds from promissory notes and $54,270 in proceeds from option exercises.

During the three months ended March 31, 2025, financing activities provided $105,000 in proceeds from convertible notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David Graber, who serves as our Chief Executive Officer and Chairman of the Board, Sebastian Lux, who serves as our President and Chief Operating Officer and Agustin Cabo, who serves as our Chief Financial Officer and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of March 31, 2026 that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the Securities and Exchange Commission on March 19, 2026. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, our company is not required to provide any additional information required by this Item.

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

●	On January 16, 2026, the Company issued 2,635 shares of common stock for services provided.

●	On March 16, 2026, the Company issued 5,000 shares of common stock for services provided.

●	On March 16, 2026, the Company entered into extension agreements with certain noteholders of its promissory and convertible notes. Under the terms of these agreements, the maturity dates of the notes were extended to June 30, 2026. In consideration for the extensions, the noteholders received a 12.5% increase in the principal amount of their notes and additional shares of common stock. The total additional shares issued in connection with these extensions amounted to 542,066 shares, and the aggregate principal increase was $1,045,346. As of April 13, 2026, none of the promissory or convertible notes were in default.

●	Use of Proceeds: The Company did not receive any cash proceeds from the above issuances, as the shares were issued as consideration for the modification of outstanding securities.

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

May 15, 2026	AMERICAN BATTERY MATERIALS INC.

	By:	/s/ David E. Graber
David E. Graber
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Agustin Cabo
Agustin Cabo
Chief Financial Officer
(Principal Financial and Accounting Officer)

