Form 10-Q
period 2026-06-30
AMERICAN BATTERY MATERIALS, INC.
filed 2026-08-10
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of registrant’s common stock outstanding as of August 10, 2026: 3,789,585.

AMERICAN BATTERY MATERIALS INC.

FORM 10-Q

For the quarter ended June 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash	$5,704	$3,480
Prepaid expenses and other assets	100,000	186,885
Total current assets	105,704	190,365
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$311,704	$396,365

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$302,828	$293,029
Accrued expenses	1,289,530	1,070,492
Accrued interest	1,483,617	1,016,424
Promissory notes payable, net of discount	790,991	322,472
Promissory notes payable – related party	946,531	1,043,103
Convertible notes payable, net of discount	6,383,583	5,607,630
Convertible notes payable – related party	1,507,008	1,339,563
Total current liabilities	12,704,088	10,692,713
Total Liabilities	12,704,088	10,692,713

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,789,585 and 3,142,371 shares issued and outstanding, respectively	3,789	3,142
Additional paid in capital	23,751,990	20,657,631
Accumulated deficit	(36,148,163)	(30,957,121)
Total stockholders’ deficit	(12,392,384)	(10,296,348)
Total liabilities and stockholders’ deficit	$311,704	$396,365

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Operating Expenses
General and administrative	$717,939	$957,597	$1,097,901	$1,216,054
Total operating expenses	717,939	957,597	1,097,901	1,216,054

Operating loss	(717,939)	(957,597)	(1,097,901)	(1,216,054)

Other Expenses / Income
Gain (loss) on extinguishment of debt	-	(565,453)	(1,045,346)	(565,453)
Fair value of stock issued for note modification	-	(410,008)	(2,572,517)	(410,008)
Interest expense	(245,694)	(181,387)	(475,278)	(326,569)
Total other expenses / income	(245,694)	(1,156,848)	(4,093,141)	(1,302,030)

Income (loss) from operations before income taxes	(963,633)	(2,114,445)	(5,191,042)	(2,518,084)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(963,633)	$(2,114,445)	$(5,191,042)	$(2,518,084)

Net loss per share – basic and diluted	$(0.26)	$(0.78)	$(1.42)	$(0.95)

Weighted average common shares – basic and diluted	3,764,860	2,696,296	3,647,837	2,641,941

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Six months ended June 30, 2026 and 2025

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2024	-	$-	2,586,982	$2,586	$17,737,406	$(24,546,557)	$(6,806,565)
Shares issued for services			73,118	74	550,341	-	550,415
Shares issued for note modification			90,847	91	409,917	-	410,008
Share-based compensation	-	-	-	-	132,563	-	132,563
Net loss	-	-	-	-	-	(2,518,084)	(2,518,084)
Balance as of June 30, 2025	-	$-	2,750,947	$2,751	$18,830,227	$(27,064,641)	$(8,231,663)

Balance as of December 31, 2025	-	$-	3,142,371	$3,142	$20,657,631	$(30,957,121)	$(10,296,348)
Shares issued for services	-	-	70,135	70	379,162	-	379,232
Shares issued for note modification	-	-	542,066	542	2,571,975	-	2,572,517
Shares issued for options exercise	-	-	35,013	35	54,235	-	54,270
Share-based compensation	-	-	-	-	88,987	-	88,987
Net loss	-	-	-	-	-	(5,191,042)	(5,191,042)
Balance as of June 30, 2026	-	$-	3,789,585	$3,789	$23,751,990	$(36,148,163)	$(12,392,384)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(5,191,042)	$(2,518,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	468,219	682,978
Accrued interest	467,193	315,978
Gain (loss) on extinguishment of debt	1,045,346	565,453
Fair value of stock issued for note modification	2,572,517	410,008
Changes in operating assets and liabilities:
Prepaid expenses and other assets	86,885	4,073
Accounts payable and accrued expenses	228,836	183,388
Net cash used in operating activities	(322,046)	(356,206)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	-	195,000
Proceeds from convertible notes – related party	-	155,000
Proceeds from promissory notes	225,000	-
Proceeds from promissory notes – related party	45,000	-
Proceeds from options exercise	54,270	-
Net cash provided by financing activities	324,270	350,000
		-
Net increase (decrease) in cash	2,224	(6,206)

Cash, beginning of period	3,480	12,896

Cash, end of period	$5,704	$6,690

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash financing activities:
Promissory notes issued with no cash proceeds	$856,354	$-
Common stock issued for note modification	$2,572,517	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025 (Unaudited)

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of $5,191,042 during the six months ended June 30, 2026, has accumulated losses totaling $36,148,163, and has a working capital deficit of $12,598,384 as of June 30, 2026. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s fiscal year end is December 31. These unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q; accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated financial statements include the accounts of American Battery Materials, Inc. and its wholly owned subsidiary, Mountain Sage Minerals, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented.

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

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000 , plus the future payment of royalties based on a percentage of the net revenue (2%) from the sale of all minerals produced from this portion of the mining property. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,320 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment or capitalizable costs related to the mineral claims were noted during the six months ended June 30, 2026 and 2025.

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

As of June 30, 2026 and 2025, there were approximately 533,987 and 47,446 shares respectively, potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the six months ended June 30, 2026 and 2025 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

The Company recognized $0 revenue during the six months ended June 30, 2026 and 2025.

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

In April 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether the settlement of a convertible debt instrument should be accounted for as an induced conversion. This guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted the guidance prospectively as of January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 4 – Debt

Promissory Notes Payable and Promissory Notes Payable - Related Party

During the year ended December 31, 2025:

One (1) promissory note agreement was extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $61,376. A total of 3,598 shares of common stock were issued as additional consideration for the 2025 extensions. During the six months ended June 30, 2026, the note was extended to June 30, 2026, increasing principal to $69,048. A total of 4,016 shares of common stock were issued as additional consideration for the extension. The loss generated by the note extension during 2026 was $7,672, and during 2025 was $15,263. The outstanding principal balance was $69,048 as of June 30, 2026. Accrued interest as of June 30, 2026, was $11,446.

The note issued to the related party was extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $976,204. A total of 56,510 shares of common stock were issued as additional consideration for the 2025 extensions. During the quarter ended December 31, 2025, the noteholder sold $145,000 of the value of his promissory note to two noteholders, of which $70,000 was to a related party. The outstanding principal balance was $831,204 as of December 31, 2025. During the six months ended June 30, 2026, the note was extended to June 30, 2026, increasing principal to $901,354. A total of 52,748 shares of common stock were issued as additional consideration for the extension. During the six months ended June 30, 2026, the noteholder sold $382,500 of the value of his promissory note to three noteholders, of which $30,000 was to a related party. The related party was issued a new promissory note for the remaining balance of his note of $473,854. Accrued interest as of June 30, 2026, was $150,525. The loss generated by the note extensions during 2026 was $100,150, and during 2025 was $242,767.

The note holding the principal of $139,817 and issued to the holder not affiliated with the Company was extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $186,096. A total of 10,797 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $186,096 as of December 31, 2025. During the six months ended June 30, 2026, the note was extended to June 30, 2026, increasing principal to $209,358. A total of 12,048 shares of common stock were issued as additional consideration for the extension. Accrued interest as of June 30, 2026, was $32,460. The loss generated by the note extension during 2026 was $23,262, and during 2025 was $46,279.

The note issued to the related party was extended to July 31, 2025, and to October 31, 2025, increasing principal to $119,909. On September 30, 2025, the noteholder sold $75,000 of the value of his promissory note to another related party. On October 31, 2025, the note was extended to January 31, 2026, increasing principal to $49,399. A total of 5,651 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $49,399 as of December 31, 2025. During the six months ended June 30, 2026, the note was extended to June 30, 2026, increasing principal to $55,574. A total of 3,421 shares of common stock were issued as additional consideration for the extension. Accrued interest as of June 30, 2026, was $12,496. The loss generated by the note extension during 2026 was $6,175, and during 2025 was $25,301.

The Company entered into 4 promissory note agreements in the aggregate amount of $230,000, of which $155,000 was with related parties. One note was extended to January 31, 2026, increasing principal to $82,500. A total of 1,816 shares of common stock were issued as additional consideration for the extension. All notes were due on January 31, 2026. The outstanding principal balance was $237,500 as of December 31, 2025. During the six months ended June 30, 2026, the notes were extended to June 30, 2026, increasing principal to $267,188. A total of 13,981 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of June 30, 2026, was $17,094. The loss generated by the note extensions during 2026 was $29,688, and during 2025 was $7,500.

During the six months ended June 30, 2026, the Company entered into 9 promissory note agreements in the aggregate amount of $1,126,354 , of which $548,854  was with related parties. Of the total, $270,000  was received in cash and $856,354 was issued with no cash proceeds (re-issued or deducted from prior notes). The notes bear 10% interest per annum. Two (2) notes were extended to June 30, 2026, increasing principal from $80,000 to $90,000. A total of 4,608 shares of common stock were issued as additional consideration for the extensions . Eight notes are due on June 30, 2026, one note is due on December 31, 2026 . The outstanding principal balance was $1,136,354 as of June 30, 2026 (of which $552,604 was with related parties ). Accrued interest as of June 30, 2026, was $13,227. The loss generated by the note extensions during 2026 was $10,000.

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

During the year ended December 31, 2024:

Notes with six investors not affiliated with the Company were amended with an increase in principal from $1,950,000 to $3,394,584, an increase in interest rate from 7.5% to 10%, and extended until March 31, 2025. During the year ended December 31, 2025, the notes were extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $4,518,191. A total of 266,052 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $4,518,191 as of December 31, 2025. During Q1 2026, one noteholder sold $525,000 of the value of his promissory note to another holder not affiliated with the Company. During the six months ended June 30, 2026, the notes were extended to June 30, 2026, increasing principal to $4,492,340. A total of 266,298 shares of common stock were issued as additional consideration for the extensions. As of June 30, 2026, total principal and accrued interest on these six notes totaled $4,492,340 and $840,860, respectively. The loss generated by the note extensions during 2026 was $499,149, and during 2025 was $1,123,607.

Conditions of the note with one (1) purchaser not affiliated with the Company were amended several times (once under the MFN provision) resulting in an increase in principal from $50,000 to $118,670, an increase in interest rate from 7.5% to 10%, and extended until January 31, 2026. During the year ended December 31, 2025, the note was extended to July 31, 2025, to October 31, 2025, and to January 31, 2026. Additionally, the Company issued 3,567 shares of common stock in compliance with the MFN terms and 8,275 shares of common stock were issued as additional consideration for the note extensions. The outstanding principal balance was $118,670 as of December 31, 2025. During the six months ended June 30, 2026, the note was extended to June 30, 2026, increasing principal to $133,503. A total of 7,789 shares of common stock were issued as additional consideration for the extension. Accrued interest as of June 30, 2026, was $22,549. The loss generated by the note extension during 2026 was $14,834, and during 2025 was $29,511.

The Company entered into ten convertible promissory note agreements in the aggregate amount of $736,511, of which $447,787 was with related parties. During 2024, conditions of the notes were amended under the MFN provision resulting in an increase in principal to $1,047,321 (of which $631,811 was with related parties) and extended until March 31, 2025. During the year ended December 31, 2025, the notes were extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $1,393,983 (of which $840,940 was with related parties). A total of 81,751 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $1,393,983 as of December 31, 2025. During the six months ended June 30, 2026, the notes were extended to June 30, 2026, increasing principal to $1,568,231. A total of 91,295 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of June 30, 2026, was $261,333. The loss generated by the note extensions during 2026 was $174,248, and during 2025 was $346,662. (Related Party: $840,940 of original principal)

During the year ended December 31, 2025:

The Company entered into five convertible promissory note agreements in the aggregate amount of $105,000, of which $80,000 was with related parties. During 2025, the notes were extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $139,755 (of which $106,480 was with related parties). A total of 7,829 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $139,755 as of December 31, 2025. During the six months ended June 30, 2026, the notes were extended to June 30, 2026, increasing principal to $157,224 (of which $119,790 was with related parties). A total of 8,710 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of June 30, 2026, was $18,464. The loss generated by the note extensions during 2026 was $17,469, and during 2025 was $34,755.

The Company entered into seven convertible promissory note agreements in the aggregate amount of $245,000, of which $50,000 was with a related party. On July 31, 2025, the notes were extended to October 31, 2025, and on October 31, 2025, to January 31, 2026, increasing principal to $296,450 (of which $60,500 was with a related party). A total of 12,812 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $296,450 as of December 31, 2025. During the six months ended June 30, 2026, the notes were extended to June 30, 2026, increasing principal to $333,506 (of which $68,063 was with a related party). A total of 18,203 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of June 30, 2026, was $34,420. The loss generated by the note extensions during 2026 was $37,056, and during 2025 was $51,450.

The Company entered into seven short-term convertible promissory note agreements in the aggregate amount of $424,921, of which $299,921 was with related parties. Conditions of five notes were amended under the MFN provision resulting in an increase in principal. On October 31, 2025, the notes were extended to January 31, 2026. Note amendments under the MFN provision and extensions resulted in an increase in principal to $480,143 (of which $331,643 was with related parties). A total of 4,961 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $480,143 as of December 31, 2025. During the six months ended June 30, 2026, the notes were extended to June 30, 2026, increasing principal to $540,161 (of which $373,098 was with related parties). A total of 28,550 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of June 30, 2026, was $39,585. The loss generated by the note extensions during 2026 was $60,018, and during 2025 was $55,221.

During the six months ended June 30, 2026:

One noteholder sold $525,000 of the value of his promissory note to another holder not affiliated with the Company. On the same day, the noteholder distributed $152,000 of principal to another 4 holders, creating 4 new convertible notes of $38,000 each. The Convertible Notes bear 10% interest per annum and were initially due January 31, 2026. On January 31, 2026, the five notes were extended to June 30, 2026, increasing principal to $590,625. A total of 30,399 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of June 30, 2026, was $28,984. The loss generated by the note extensions during 2026 was $65,625.

The noteholder sold $75,000 of the value of his promissory note to another holder not affiliated with the Company, creating 2 new convertible notes. The Convertible Notes bear 10% interest per annum and are due June 30, 2026. As of June 30, 2026, total principal and accrued interest on these two notes totaled $75,000 and $174, respectively.

Scheduled maturities of debt remaining as of June 30, 2026, for each respective fiscal year end are as follows:

2026	9,628,113
Total	$9,628,113

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

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of June 30, 2026, and December 31, 2025, there were 10,000,000 shares of preferred stock authorized, and 0 shares issued and outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with 3,789,585 and 3,142,371 shares issued and outstanding at June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2026, the Company issued 70,135 shares of common stock for services valued at $379,232, 35,013 shares of common stock upon exercise of options valued at $54,270, and 542,066 shares of common stock for note modification.

During the six months ended June 30, 2025, the Company issued 73,118 shares of common stock for services valued at $550,415 and 90,847 shares of common stock for note modification.

Note 6 - Stock Options and Warrants

Warrants

As of June 30, 2026, the Company had no warrant securities outstanding.

Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Equity Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the six months ended June 30, 2026, was determined to be $5,654 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 31%, (ii) zero expected dividend yield, (iii) risk-free rate of 4.01%, (iv) price of $3.75, and (v) expected life of 10 years. For the six months ended June 30, 2026, the Company recognized share-based compensation expense of $5,654 related to stock options. A summary of option activity under the Company’s Equity Incentive Plan as of June 30, 2026, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2025	566,000	$1.61	2.02
Granted	3,000	3.75	8.83
Exercised	(35,013)	1.55	1.94
Forfeited	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at June 30, 2026	533,987	$1.63	1.57
Exercisable at June 30, 2026	253,987	$1.72	1.70

Equity Incentive Plan

On July 22, 2011, the Board of Directors of the Company approved the Company’s 2011 Equity Incentive Plan (the “Plan”) and on July 26, 2011, stockholders holding a majority of shares of the Company approved, by written consent, the Plan and the issuance under the Plan of 16,667 shares. On November 16, 2017, the Board of Directors approved an increase of 33,333 shares to be made available for issuance under the Plan. Accordingly, the total number of shares of common stock available for issuance under the Plan is 50,000 shares. On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan, which was deemed desirable and in the best interests of the Corporation, authorizing the executive officers to implement and administer this new plan, reserving 800,000 shares of Common Stock for issuance. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. Such options may be designated at the time of grant as either incentive stock options or non-qualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. As of June 30, 2026, all outstanding awards have been granted under the Plan.

On October 15, 2025, following approval by our Board of Directors and by written consent of stockholders holding a majority of our outstanding common stock, we amended our 2024 Incentive Compensation Plan to provide for an automatic share reserve mechanism equal to 17.5% of the Company’s issued and outstanding shares of common stock on a fully diluted basis. Under this provision, the number of shares available for issuance under the plan automatically increases upon each issuance of common stock or convertible securities by an amount necessary to maintain the 17.5% reserve (calculated on a fully diluted basis), with no downward adjustment if the Company’s capitalization subsequently decreases. This amendment was designed to provide equity-based awards to an increasing employee pool.

Restricted Stock Units

On May 21, 2026, the Board approved an award of 400,000 restricted stock units to Cobrador Capital Advisors LLC, an entity controlled by the Company’s Chief Executive Officer, in connection with advisory services and the Company’s proposed uplisting. The award has an aggregate grant-date fair value of $2,200,000, based on the closing price of the Company’s common stock of $5.50 on the date of grant. Each unit represents the right to receive one share of common stock upon vesting and settlement. No shares were issued at the date of grant, and the units carry no voting or dividend rights prior to settlement.

200,000 units vest in full upon completion of an uplisting transaction in which the Company’s common stock commences trading on a major U.S. national securities exchange. The remaining 200,000 units vest in 18 equal monthly installments commencing June 1, 2026, subject to continued service. All unvested units vest upon a change in control. Vested units are settled in shares within 30 days after the end of the month in which vesting occurs.

The uplisting condition is a performance condition that is not considered probable until the transaction occurs. Accordingly, no cost has been recognized for the 200,000 units subject to that condition, and $1,100,000 of unrecognized cost will be recognized upon completion of an uplisting transaction, if any.

For the three and six months ended June 30, 2026, the Company recognized $83,333 of share-based compensation expense related to the time-vesting portion. As of June 30, 2026, 11,111 units had vested and remained unsettled. Unrecognized cost related to the time-vesting portion was $1,016,667, expected to be recognized over approximately 1.3 years.

On July 29, 2026, the Board approved an amendment changing the commencement date of the monthly vesting schedule applicable to 200,000 units from June 1, 2026 to the date of completion of an uplisting transaction. As a result, all 400,000 units are contingent upon completion of an uplisting transaction.

Note 7 – Earnings Per Share

Earnings per share calculations are performed in accordance with ASC 260, ‘Earnings Per Share’. Basic earnings per share is calculated using the weighted average number of common shares issued and outstanding during the period, which were 3,647,837 and 2,641,941 for the six months ended June 30, 2026 and 2025, respectively. Diluted earnings per share includes the dilutive effect of potential common shares, such as those issuable under convertible debt agreements, stock options, warrants, preferred stock and Restricted Stock Units (RSUs), unless their inclusion is anti-dilutive. Approximately 400,000 RSUs represent potential dilution that is contingent upon the Company successfully uplisting to a major exchange. For the six months ended June 30, 2026 and 2025, approximately 533,987 and 47,446 potential common shares, respectively, were excluded from the diluted earnings per share calculation due to the Company’s reported net losses, as their inclusion would have reduced the loss per share, rendering them anti-dilutive. The determination of anti-dilution was based on the application of the treasury stock method for options and warrants and the if-converted method for convertible debt and preferred stock, as applicable.

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

For the fiscal six months ended June 30, 2026, the CODM regularly receives and reviews the Company’s net income, and significant operating expenses categories, which are integral to the measure of operating performance. The significant expense categories include employee compensation, office operations and professional services. These expenses are presented below as they are included in the net income measure used by the CODM:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
General and administrative
Wages and related	$(840,162)	$(987,992)
Office operations	(8,843)	(9,728)
Professional services	(238,702)	(214,995)
Other operating expenses	(10,194)	(3,339)
Total operating expenses	(1,097,901)	(1,216,054)
Other Expenses / Income
Gain (loss) on extinguishment of debt	(1,045,346)	(565,453)
Fair value of stock issued for note modification	(2,572,517)	(410,008)
Interest expense	(475,278)	(326,569)
Total other expenses / income	(4,093,141)	(1,302,030)
Net Income (Loss)	$(5,191,042)	$(2,518,084)

Note 9 - Subsequent Events

●	On July 1, 2026, the Company entered into extension agreements with certain noteholders of its promissory and convertible notes. Under the terms of these agreements, the maturity dates of the notes were extended to August 15, 2026.

●	On July 13, 2026, the Company issued a convertible note for the principal amount of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help you understand our results of operations and financial condition as of June 30, 2026 and for the six months ended June 30, 2026 and 2025. This discussion and analysis is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Results of Operations

Three months ended June 30, 2026, Compared to Three months ended June 30, 2025.

Revenue

For the three months ended June 30, 2026, and 2025, our company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2026, were $717,939, a decrease of $239,658 or 25%, compared to $957,597 for the three months ended June 30, 2025. The decrease in operating expenses was mainly due to a decrease in professional fees.

Gain (Loss) on Extinguishment

During the three months ended June 30, 2026 and 2025, our company recorded a loss on extinguishment of debt of $0 and $565,453, respectively.

Fair Value of Stock Issued for Note Modification

During the three months ended June 30, 2026 and 2025, the Company recorded a fair value of stock issued for note modification of $0 and $410,008, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2026, was $245,694, as compared to $181,387 during the three months ended June 30, 2025.

Net Loss

As a result of the foregoing, the net loss for the three months ended June 30, 2026, was $963,633 as compared to the net loss of $2,114,445 during the three months ended June 30, 2025.

Six months ended June 30, 2026, Compared to Six months ended June 30, 2025.

Revenue

For the six months ended June 30, 2026, and 2025, our company had no revenue.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2026, were $1,097,901, a decrease of $118,153 or 10%, compared to $1,216,054 for the six months ended June 30, 2025. The decrease in operating expenses was mainly due to a decrease in wages and related expenses.

Gain (Loss) on Extinguishment

During the six months ended June 30, 2026 and 2025, our company recorded a loss on extinguishment of debt of $1,045,346 and $565,453, respectively.

Fair Value of Stock Issued for Note Modification

During the six months ended June 30, 2026 and 2025, the Company recorded a fair value of stock issued for note modification of $2,572,517 and $410,008, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2026, was $475,278, as compared to $326,569 during the six months ended June 30, 2025.

Net Loss

As a result of the foregoing, the net loss for the six months ended June 30, 2026, was $5,191,042 as compared to the net loss of $2,518,084 during the six months ended June 30, 2025.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $5,191,042 during the six months ended June 30, 2026, had accumulated losses totaling $36,148,163, and a working capital deficit of $12,598,384 as of June 30, 2026. These factors, among others, indicate that our company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows from Operating Activities

During the six months ended June 30, 2026, our company used $322,046 of cash in operating activities as a result of our net loss of $5,191,042, offset by gain (loss) on extinguishment of debt of $1,045,346, fair value of stock issued for note modification of $2,572,517, share-based compensation of $468,219, accrued interest of $467,193, and net changes in operating assets and liabilities of $315,721.

During the six months ended June 30, 2025, our company used $356,206 of cash in operating activities as a result of our net loss of $2,518,084, offset by loss on debt settlement of $565,453, fair value of stock issued for note modification of $410,008, share-based compensation of $682,978, accrued interest of $315,978, and net changes in operating assets and liabilities of $187,461.

Cash Flows from Investing Activities

During the six months ended June 30, 2026 and 2025, our company had no investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, financing activities provided $324,270, resulting from $270,000 in proceeds from promissory notes and $54,270 in proceeds from option exercises.

During the six months ended June 30, 2025, financing activities provided $350,000 in proceeds from convertible notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David E. Graber, who serves as our Chief Executive Officer and Chairman of the Board, Sebastian Lux, who serves as our President and Chief Operating Officer and Agustin Cabo, who serves as our Chief Financial Officer and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of June 30, 2026 that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

●

We did not maintain effective controls over the identification and accounting for complex and non-routine transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

●	On May 6, 2026, the Company issued a promissory note for the principal amount of $150,000.

●	On May 11, 2026, the Company issued 62,500 shares of common stock for services provided.

●	On July 13, 2026, the Company issued a convertible note for the principal amount of $100,000.

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

August 10, 2026	AMERICAN BATTERY MATERIALS INC.

	By:	/s/ David E. Graber
David E. Graber
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Agustin Cabo
Agustin Cabo
Chief Financial Officer
(Principal Financial and Accounting Officer)

