Form 10-Q
period 2026-09-30
AMERICAN BATTERY MATERIALS, INC.
filed 2026-11-12
CIK 1487718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of registrant’s common stock outstanding as of November 12, 2026: 3,849,585.

AMERICAN BATTERY MATERIALS INC.

FORM 10-Q

For the quarter ended September 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$1,465	$3,480
Prepaid expenses and other assets	100,000	186,885
Total current assets	101,465	190,365
Noncurrent assets
Mineral claims	206,000	206,000
Total assets	$307,465	$396,365
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$318,565	$293,029
Accrued expenses	1,403,894	1,070,492
Accrued interest	1,733,738	1,016,424
Promissory notes payable	1,046,531	322,472
Promissory notes payable – related party	690,991	1,043,103
Convertible notes payable	6,708,583	5,607,630
Convertible notes payable – related party	1,507,008	1,339,563
Total current liabilities	13,409,310	10,692,713
Total Liabilities	13,409,310	10,692,713
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,789,585 and 3,142,371 shares issued and outstanding, respectively	3,789	3,142
Additional paid in capital	23,943,657	20,657,631
Accumulated deficit	(37,049,291)	(30,957,121)
Total stockholders’ deficit	(13,101,845)	(10,296,348)
Total liabilities and stockholders’ deficit	$307,465	$396,365

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating Expenses
General and administrative	$647,249	$293,140	$1,745,150	$1,509,194
Total operating expenses	647,249	293,140	1,745,150	1,509,194
Operating loss	(647,249)	(293,140)	(1,745,150)	(1,509,194)
Other Expenses / Income
Gain (loss) on extinguishment of debt	-	(424,656)	(1,045,346)	(990,109)
Fair value of stock issued for note modification	-	(863,651)	(2,572,517)	(1,273,659)
Interest expense	(253,879)	(184,241)	(729,157)	(510,810)
Total other expenses / income	(253,879)	(1,472,548)	(4,347,020)	(2,774,578)
Loss before income taxes	(901,128)	(1,765,688)	(6,092,170)	(4,283,772)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$(901,128)	$(1,765,688)	$(6,092,170)	$(4,283,772)
Net loss per share – basic and diluted	$(0.24)	$(0.63)	$(1.65)	$(1.59)
Weighted average common shares – basic and diluted	3,789,585	2,813,583	3,695,605	2,699,784

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Nine months ended September 30, 2026 and 2025

(Unaudited)

					Additional	Stock		Total
	Preferred stock		Common stock		Paid in	to be	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity/(Deficit)
Balance as of December 31, 2024	-	$-	2,586,982	$2,586	$17,737,406	$-	$(24,546,557)	$(6,806,565)
Shares issued for services	-	-	73,118	74	550,341	45,000	-	595,415
Shares issued for note modification	-	-	265,340	266	1,273,393	-	-	1,273,659
Share-based compensation	-	-	-	-	189,766	-	-	189,766
Net loss	-	-	-	-	-	-	(4,283,772)	(4,283,772)
Balance as of September 30, 2025	-	$-	2,925,440	$2,926	$19,750,906	$45,000	$(28,830,329)	$(9,031,497)

Balance as of December 31, 2025	-	$-	3,142,371	$3,142	$20,657,631	$-	$(30,957,121)	$(10,296,348)
Shares issued for services	-	-	70,135	70	379,162	-	-	379,232
Shares issued for note modification	-	-	542,066	542	2,571,975	-	-	2,572,517
Shares issued for options exercise	-	-	35,013	35	54,235	-	-	54,270
Share-based compensation	-	-	-	-	280,654	-	-	280,654
Net loss	-	-	-	-	-	-	(6,092,170)	(6,092,170)
Balance as of September 30, 2026	-	$-	3,789,585	$3,789	$23,943,657	$-	$(37,049,291)	$(13,101,845)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash Flows from Operating Activities
Net income (loss)	$(6,092,170)	$(4,283,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	659,886	785,181
Accrued interest	717,314	494,766
Gain (loss) on extinguishment of debt	1,045,346	990,109
Fair value of stock issued for note modification	2,572,517	1,273,659
Changes in operating assets and liabilities:
Prepaid expenses and other assets	86,885	(157,812)
Accounts payable and accrued expenses	358,937	414,413
Net cash used in operating activities	(651,285)	(483,456)
Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-
Cash Flows from Financing Activities
Proceeds from convertible notes	325,000	345,000
Proceeds from convertible notes – related party	-	135,000
Proceeds from promissory notes	225,000	-
Proceeds from promissory notes – related party	45,000	-
Proceeds from options exercise	54,270	-
Net cash provided by financing activities	649,270	480,000
Net decrease in cash	(2,015)	(3,456)
Cash, beginning of period	3,480	12,896
Cash, end of period	$1,465	$9,440
Promissory notes issued with no cash proceeds	$856,354	$-
Common stock issued for note modification	$2,572,517	$1,273,659

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BATTERY MATERIALS INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)

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

On December 8, 2023 and January 24, 2025, the Company effected reverse stock splits of its common stock at ratios of one-for-300 (the “2023 Reverse Split”) and one-for-five (the “2025 Reverse Split”), respectively. In connection with the 2025 Reverse Split, the number of authorized shares of common stock was reduced from 4,500,000,000 to 100,000,000, with no change to the $0.001 par value or to the 10,000,000 authorized shares of preferred stock. All share and per-share amounts in the condensed consolidated financial statements and related notes reflect both reverse splits.

The Company’s strategy is to employ selective brine extraction technologies that recover targeted minerals and metals from the brine and re-inject the brine into the aquifer, and the Company continues to evaluate extraction technology providers.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of $6,092,170 during the nine months ended September 30, 2026, has accumulated losses totaling $37,049,291, and has a working capital deficit of $13,307,845 as of September 30, 2026. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment, mineral rights and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.

Mineral Rights and Properties

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Regulation S-K Item 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights, upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. During the period ending December 31, 2023, the Company took action to expand on its rights to 102 federal mining claims located in the Lisbon Valley of Utah that it purchased on November 5, 2021, for $100,000, plus the future payment of royalties based on a percentage of the net revenue (2%) from the sale of all minerals produced from this portion of the mining property. The Company acquired and staked additional lithium mining claims adjacent to its Lisbon Valley Project in Utah for $106,000. The new claims have been registered with the Bureau of Land Management. The Company now owns a total of 743 placer claims over 14,320 acres, comprised of (i) the 102 original claims held; and (ii) the 641 new claims. No impairment was recognized, and no additional costs were capitalized, related to the mineral claims during the nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026 and 2025, there were approximately 533,987 and 566,000 shares respectively, potentially issuable under convertible debt agreements, options, warrants and preferred stock that could dilute basic earnings per share if converted that were excluded from the nine months ended September 30, 2026 and 2025 because their inclusion would have been anti-dilutive due to the Company’s net losses.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, prepaid expenses and other assets, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. ASC 820, “Fair Value Measurement,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

Revenue Recognition

The Company has not generated revenue to date. Revenue, when generated, will be recognized in accordance with ASC 606, “Revenue from Contracts with Customers,” the core principle of which is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue recognition principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as the performance obligations are satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company recognized $0 revenue during the nine months ended September 30, 2026 and 2025.

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

Common stock issued with convertible notes are treated as freestanding equity instruments under ASC 815-40, recorded at fair value in additional paid-in capital, with proceeds allocated between the debt and shares using the relative fair value method. The fair value of the shares issued is treated as a discount to the value of the convertible debt issued.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Reporting Comprehensive Income) Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires public business entities to disaggregate certain income statement expense captions (such as cost of sales, selling, general and administrative, research and development, etc.) into specified categories in the footnotes. ASU 2025-01 (issued January 2025) clarified the effective dates. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance affects disclosures only; the Company is currently evaluating the impact on its disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether the settlement of a convertible debt instrument should be accounted for as an induced conversion. This guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted the guidance prospectively as of January 1, 2026.

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

Note 4 – Debt

Promissory Notes Payable and Promissory Notes Payable - Related Party

During the year ended December 31, 2025:

One (1) promissory note agreement was extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $61,376. A total of 3,598 shares of common stock were issued as additional consideration for the 2025 extensions. During the nine months ended September 30, 2026, the note was extended to September 30, 2026, increasing principal to $69,048. A total of 4,016 shares of common stock were issued as additional consideration for the extension. The loss generated by the note extension during 2026 was $7,672, and during 2025 was $15,263. The outstanding principal balance was $69,048 as of September 30, 2026. Accrued interest as of September 30, 2026, was $13,210.

The note issued to the related party was extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $976,204. A total of 56,510 shares of common stock were issued as additional consideration for the 2025 extensions. During the quarter ended December 31, 2025, the noteholder sold $145,000 of the value of his promissory note to two noteholders, of which $70,000 was to a related party. The outstanding principal balance was $831,204 as of December 31, 2025. On January 1, 2026, the noteholder assigned $30,000 of the principal of his promissory note to a related party. During the three months ended March 31, 2026, the note was extended to June 30, 2026, increasing the remaining principal of $801,204 to $901,354. A total of 52,748 shares of common stock were issued as additional consideration for the extension. During the nine months ended September 30, 2026, the noteholder sold an aggregate of $527,500 of the principal of his promissory note to three holders not affiliated with the Company, of which $452,500 was reissued as promissory notes and $75,000 was reissued as two convertible notes (see below). On September 4, 2026, the noteholder was issued a new promissory note for the remaining principal balance of $373,854, which was outstanding as of September 30, 2026. Accrued interest as of September 30, 2026, was $161,912. The loss generated by the note extensions during 2026 was $100,150, and during 2025 was $242,767.

The promissory note with principal of $139,817, following its 2024 amendment, issued to a holder not affiliated with the Company was extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $186,096. A total of 10,797 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $186,096 as of December 31, 2025. During the nine months ended September 30, 2026, the note was extended to September 30, 2026, increasing principal to $209,358. A total of 12,048 shares of common stock were issued as additional consideration for the extension. Accrued interest as of September 30, 2026, was $37,811. The loss generated by the note extension during 2026 was $23,262, and during 2025 was $46,279.

The note issued to the related party was extended to July 31, 2025, and to October 31, 2025, increasing principal to $119,909. On September 30, 2025, the noteholder sold $75,000 of the value of his promissory note to another related party. On October 31, 2025, the note was extended to January 31, 2026, increasing principal to $49,399. A total of 5,651 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $49,399 as of December 31, 2025. During the nine months ended September 30, 2026, the note was extended to September 30, 2026, increasing principal to $55,574. A total of 3,421 shares of common stock were issued as additional consideration for the extension. Accrued interest as of September 30, 2026, was $13,916. The loss generated by the note extension during 2026 was $6,175, and during 2025 was $25,301.

The Company entered into 4 promissory note agreements in the aggregate amount of $230,000, of which $155,000 was with related parties. One note was extended to January 31, 2026, increasing principal to $82,500. A total of 1,816 shares of common stock were issued as additional consideration for the extension. All notes were due on January 31, 2026. The outstanding principal balance was $237,500 as of December 31, 2025. During the nine months ended September 30, 2026, the notes were extended to September 30, 2026, increasing principal to $267,188. A total of 13,981 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of September 30, 2026, was $23,922. The loss generated by the note extensions during 2026 was $29,688, and during 2025 was $7,500.

During the nine months ended September 30, 2026, the Company entered into 10 promissory note agreements in the aggregate amount of $1,126,354, of which $448,854 was with related parties. Of the total, $270,000 was received in cash and $856,354 was issued with no cash proceeds (re-issued or deducted from prior notes). The notes bear 10% interest per annum. Eight (8) notes matured on September 30, 2026, one (1) note matures on November 30, 2026 and one (1) note matures on December 31, 2026. Two (2) notes were extended with increase in principal from $80,000 to $90,000. A total of 4,608 shares of common stock were issued as additional consideration for the extensions. The outstanding principal balance was $1,136,354 as of September 30, 2026 (of which $452,604 was with related parties). Accrued interest as of September 30, 2026, was $30,880. The loss generated by the note extensions during 2026 was $10,000.

On September 30, 2026, the holder of a $202,500 promissory note sold the note to another holder not affiliated with the Company in a private transaction. The Company did not receive any proceeds from the transaction. The replacement note bears 10% interest per annum and matures on November 30, 2026.

Convertible Notes Payable and Convertible Notes Payable – Related Party

The original Convertible Notes provided for a maturity of 12-months; 7.5% interest per annum; and no right to prepay during the first 6-months after the date of issuance (the “Issuance Date”). Current terms provide for a 10% interest per annum.

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

During the year ended December 31, 2024:

Notes with six investors not affiliated with the Company were amended with an increase in principal from $1,950,000 to $3,394,584, an increase in interest rate from 7.5% to 10%, and extended until March 31, 2025. During the year ended December 31, 2025, the notes were extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $4,518,191. A total of 266,052 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $4,518,191 as of December 31, 2025. During the three months ended March 31, 2026, one noteholder sold $525,000 of the principal of its convertible note to another holder not affiliated with the Company. During the nine months ended September 30, 2026, the notes were extended to September 30, 2026, increasing principal to $4,492,340. A total of 266,298 shares of common stock were issued as additional consideration for the extensions. As of September 30, 2026, total principal and accrued interest on these six notes totaled $4,492,340 and $955,665, respectively. The loss generated by the note extensions during 2026 was $499,149, and during 2025 was $1,123,607.

Conditions of the note with one (1) purchaser not affiliated with the Company were amended several times (once under the MFN provision) resulting in an increase in principal from $50,000 to $118,670, an increase in interest rate from 7.5% to 10%, and extended until March 31, 2025. During the year ended December 31, 2025, the note was extended to July 31, 2025, to October 31, 2025, and to January 31, 2026. On October 23, 2024, the Company issued 3,567 shares of common stock in compliance with the MFN terms, and a total of 6,975 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $118,670 as of December 31, 2025. During the nine months ended September 30, 2026, the note was extended to September 30, 2026, increasing principal to $133,503. A total of 7,789 shares of common stock were issued as additional consideration for the extension. Accrued interest as of September 30, 2026, was $25,961. The loss generated by the note extension during 2026 was $14,834, and during 2025 was $29,511.

The Company entered into ten convertible promissory note agreements in the aggregate amount of $736,511, of which $447,787 was with related parties. During 2024, conditions of the notes were amended under the MFN provision resulting in an increase in principal to $1,047,321 (of which $631,811 was with related parties) and extended until March 31, 2025. During the year ended December 31, 2025, the notes were extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $1,393,983 (of which $840,940 was with related parties). A total of 81,751 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $1,393,983 as of December 31, 2025. During the nine months ended September 30, 2026, the notes were extended to September 30, 2026, increasing principal to $1,568,231. A total of 91,295 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of September 30, 2026, was $301,410. The loss generated by the note extensions during 2026 was $174,248, and during 2025 was $346,662. Of the principal outstanding as of September 30, 2026, $946,058 was with related parties.

During the year ended December 31, 2025:

The Company entered into five convertible promissory note agreements in the aggregate amount of $105,000, of which $80,000 was with related parties. During 2025, the notes were extended to July 31, 2025, to October 31, 2025, and to January 31, 2026, increasing principal to $139,755 (of which $106,480 was with related parties). A total of 7,829 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $139,755 as of December 31, 2025. During the nine months ended September 30, 2026, the notes were extended to September 30, 2026, increasing principal to $157,224 (of which $119,790 was with related parties). A total of 8,710 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of September 30, 2026, was $22,482. The loss generated by the note extensions during 2026 was $17,469, and during 2025 was $34,755.

The Company entered into seven convertible promissory note agreements in the aggregate amount of $245,000, of which $50,000 was with a related party. On July 31, 2025, the notes were extended to October 31, 2025, and on October 31, 2025, to January 31, 2026, increasing principal to $296,450 (of which $60,500 was with a related party). A total of 12,812 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $296,450 as of December 31, 2025. During the nine months ended September 30, 2026, the notes were extended to September 30, 2026, increasing principal to $333,506 (of which $68,063 was with a related party). A total of 18,203 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of September 30, 2026, was $42,943. The loss generated by the note extensions during 2026 was $37,056, and during 2025 was $51,450.

The Company entered into seven short-term convertible promissory note agreements in the aggregate amount of $424,921, of which $299,921 was with related parties. Conditions of five notes were amended under the MFN provision resulting in an increase in principal. On October 31, 2025, the notes were extended to January 31, 2026. Note amendments under the MFN provision and extensions resulted in an increase in principal to $480,143 (of which $331,643 was with related parties). A total of 13,373 shares of common stock were issued as additional consideration for the 2025 extensions. The outstanding principal balance was $480,143 as of December 31, 2025. During the nine months ended September 30, 2026, the notes were extended to September 30, 2026, increasing principal to $540,161 (of which $373,098 was with related parties). A total of 28,550 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of September 30, 2026, was $53,389. The loss generated by the note extensions during 2026 was $60,018, and during 2025 was $55,221.

During the nine months ended September 30, 2026:

On January 1, 2026, one noteholder sold $525,000 of the principal of its convertible note to another holder not affiliated with the Company, which on the same day assigned $152,000 of that principal to four other holders not affiliated with the Company, resulting in five convertible notes (one note of $373,000 and four notes of $38,000 each). The Convertible Notes bear 10% interest per annum and were initially due January 31, 2026. During the nine months ended September 30, 2026, the five notes were extended to September 30, 2026, increasing principal to $590,625. A total of 30,399 shares of common stock were issued as additional consideration for the extensions. Accrued interest as of September 30, 2026, was $44,078. The loss generated by the note extensions during 2026 was $65,625.

In June 2026, the related-party holder of the promissory note described above sold $75,000 of the principal of his promissory note to a holder not affiliated with the Company, and the Company issued two convertible notes ($50,000 and $25,000) to the purchaser in exchange. The Convertible Notes bear 10% interest per annum and were initially due June 30, 2026. During the nine months ended September 30, 2026, the notes were extended to September 30, 2026. As of September 30, 2026, total principal and accrued interest on these two notes totaled $75,000 and $2,090, respectively.

During the three months ended September 30, 2026, the Company issued three convertible notes to holders not affiliated with the Company in the aggregate principal amount of $325,000 ($100,000 on July 13, 2026, $200,000 on August 28, 2026 and $25,000 on September 24, 2026). The Convertible Notes bear 10% interest per annum and are due between September 30, 2026 and December 31, 2026. As of September 30, 2026, total principal and accrued interest on these three notes totaled $325,000 and $4,069, respectively.

On August 25, 2026, the Company entered into amendments to its outstanding promissory notes and convertible notes, pursuant to which the maturity date of the notes was extended to September 30, 2026. Under the amendments, in the event that the Company shall not have consummated an uplist of its common stock to NYSE American on or prior to September 30, 2026, then, effective as of September 30, 2026, the principal amount due under the notes shall be increased 15%, for a total increase of $1,459,217, bringing the total principal to $11,187,330, and the Company shall automatically issue 612,476 shares of common stock to the noteholders. The principal increase and share issuance would occur automatically without any further action by the parties. As of the date of the amendments, the Company was not in default under any of its notes. On October 13, 2026, the maturity date of the notes was further extended to November 30, 2026, with effective date of September 30, 2026, subject to an additional principal increase and share issuance if the uplist condition is not met by that date. See Note 9 – Subsequent Events.

Scheduled maturities of debt remaining as of September 30, 2026, for each respective fiscal year end are as follows:

2026	9,953,113
Total	$9,953,113

Note 5 - Capital Stock

On December 8, 2023 and January 24, 2025, the Company effected reverse stock splits of its common stock at ratios of one-for-300 (the “2023 Reverse Split”) and one-for-five (the “2025 Reverse Split”), respectively. In connection with the 2025 Reverse Split, the number of authorized shares of common stock was reduced from 4,500,000,000 to 100,000,000, with no change to the $0.001 par value or to the 10,000,000 authorized shares of preferred stock. All share and per-share amounts in the condensed consolidated financial statements and related notes reflect both reverse splits.

Preferred Stock

The Company has authorization for preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to common stock. As of September 30, 2026, and December 31, 2025, there were 10,000,000 shares of preferred stock authorized, and 0 shares issued and outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with 3,789,585 and 3,142,371 shares issued and outstanding at September 30, 2026 and December 31, 2025.

During the nine months ended September 30, 2026, the Company issued 70,135 shares of common stock for services valued at $379,232, 35,013 shares of common stock upon exercise of options valued at $54,270, and 542,066 shares of common stock for note modification.

During the nine months ended September 30, 2025, the Company issued 73,118 shares of common stock for services valued at $595,415 and 265,340 shares of common stock for note modification.

Note 6 - Stock Options and Warrants

Warrants

As of September 30, 2026, the Company had no warrant securities outstanding.

Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Equity Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2026, was determined to be $5,654 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 31%, (ii) zero expected dividend yield, (iii) risk-free rate of 4.01%, (iv) price of $3.75, and (v) expected life of 10 years. For the nine months ended September 30, 2026, the Company recognized share-based compensation expense of $5,654 related to stock options. A summary of option activity under the Company’s Equity Incentive Plan as of September 30, 2026, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2025	566,000	$1.61	2.02
Granted	3,000	3.75	8.58
Exercised	(35,013)	1.55	1.19
Forfeited	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at September 30, 2026	533,987	$1.63	1.31
Exercisable at September 30, 2026	253,987	$1.72	1.45

Equity Incentive Plan

On August 13, 2024, the Board of Directors adopted the American Battery Materials Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), reserving 800,000 shares of Common Stock for issuance. Awards may be granted to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies. On October 15, 2025, following approval by our Board of Directors and by written consent of stockholders holding a majority of our outstanding common stock, we amended our 2024 Incentive Compensation Plan to provide for an automatic share reserve mechanism equal to 17.5% of the Company’s issued and outstanding shares of common stock on a fully diluted basis. Under this provision, the number of shares available for issuance under the 2024 Plan automatically increases upon each issuance of common stock or convertible securities by an amount necessary to maintain the 17.5% reserve (calculated on a fully diluted basis), with no downward adjustment if the Company’s capitalization subsequently decreases. Such options may be designated at the time of grant as either incentive stock options or non-qualified stock options. Stock-based compensation includes expense charges related to all stock-based awards. Such awards include options, warrants and stock grants. Generally, the Company issues stock options that vest over three years and expire in 5 to 10 years. As of September 30, 2026, all outstanding awards have been granted under the 2024 Plan.

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

For the three and nine months ended September 30, 2026, the Company recognized $191,667 and $275,000, respectively, of share-based compensation expense related to the time-vesting portion. As of September 30, 2026, 11,111 units had vested and remained unsettled. Unrecognized cost related to the time-vesting portion was $825,000, expected to be recognized over approximately 1.1 years.

On July 29, 2026, the Board approved an amendment changing the commencement date of the monthly vesting schedule applicable to 200,000 units from June 1, 2026 to the date of completion of an uplisting transaction. As a result, all 400,000 units are contingent upon completion of an uplisting transaction. The amendment was accounted for as a modification of the award. Because the original service-based vesting conditions were expected to be satisfied at the modification date, the Company continues to recognize the grant-date fair value of the time-vesting portion over the original requisite service period. The modification did not result in incremental fair value.

Note 7 – Earnings Per Share

Earnings per share calculations are performed in accordance with ASC 260, ‘Earnings Per Share’. Basic earnings per share is calculated using the weighted average number of common shares issued and outstanding during the period, which were 3,695,605 and 2,699,784 for the nine months ended September 30, 2026 and 2025, respectively. Diluted earnings per share includes the dilutive effect of potential common shares, such as those issuable under convertible debt agreements, stock options, warrants, preferred stock and Restricted Stock Units (RSUs), unless their inclusion is anti-dilutive. Approximately 400,000 RSUs represent potential dilution that is contingent upon the Company successfully uplisting to a major exchange. For the nine months ended September 30, 2026 and 2025, approximately 533,987 and 566,000 potential common shares, respectively, were excluded from the diluted earnings per share calculation due to the Company’s reported net losses, as their inclusion would have reduced the loss per share, rendering them anti-dilutive. The determination of anti-dilution was based on the application of the treasury stock method for options and warrants and the if-converted method for convertible debt and preferred stock, as applicable.

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

For the nine months ended September 30, 2026, the CODM regularly receives and reviews the Company’s net income, and significant operating expenses categories, which are integral to the measure of operating performance. The significant expense categories include employee compensation, office operations and professional services. These expenses are presented below as they are included in the net income measure used by the CODM:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
General and administrative
Wages and related	$(343,388)	$(92,014)	$(1,183,550)	$(1,080,006)
Office operations	(152,433)	(151,873)	(161,276)	(161,601)
Professional services	(147,512)	(48,650)	(386,214)	(263,645)
Other operating expenses	(3,916)	(603)	(14,110)	(3,942)
Total operating expenses	(647,249)	(293,140)	(1,745,150)	(1,509,194)
Other Expenses / Income
Gain (loss) on extinguishment of debt	-	(424,656)	(1,045,346)	(990,109)
Fair value of stock issued for note modification	-	(863,651)	(2,572,517)	(1,273,659)
Interest expense	(253,879)	(184,241)	(729,157)	(510,810)
Total other expenses / income	(253,879)	(1,472,548)	(4,347,020)	(2,774,578)
Net Income (Loss)	$(901,128)	$(1,765,688)	$(6,092,170)	$(4,283,772)

Note 9 - Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued. Except as disclosed below, no subsequent events were identified that require recognition or disclosure in the condensed consolidated financial statements.

●	On October 13, 2026, the Company entered into amendments to its outstanding promissory notes and convertible notes, as reported in its Current Report on Form 8-K filed with the SEC on October 13, 2026. Pursuant to the amendments, the maturity date of the notes was extended from September 30, 2026 to November 30, 2026. If the Company has not consummated an uplist of its common stock to NYSE American on or prior to November 30, 2026, then, effective as of November 30, 2026, the principal amount due under the notes will automatically increase by 15% of the principal balances outstanding as of June 30, 2026, or $1,489,217, and the Company will automatically issue an aggregate of 779,901 shares of common stock to the noteholders, which includes the 612,476 shares issuable under the August 25, 2026 amendments. The principal increase and share issuance would occur automatically without any further action by the parties. The shares would be issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506(b) of Regulation D. The Company is evaluating the accounting for the amendments under ASC 470-50, Debt—Modifications and Extinguishments.

●	On October 20, 2026, the Company issued 60,000 shares of common stock to a consultant for services provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help you understand our results of operations and financial condition as of September 30, 2026 and for the nine months ended September 30, 2026 and 2025. This discussion and analysis is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude, or the extent to which they may negatively impact our business.

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

On or about August 28, 2026, we completed the annual maintenance and renewal of our 743 mining claims administered by the United States Department of the Interior, Bureau of Land Management. Through the timely payment of the annual maintenance fees required under federal law and Bureau of Land Management regulations, we maintained the claims in good standing for an additional one-year maintenance period.

Our strategy is to employ selective brine extraction technologies that recover targeted minerals and metals from the brine and re-inject the brine into the aquifer, and we continue to evaluate extraction technology providers. We will need funding to support continuing operations and support our growth strategy and we will need to finance operations by offering any combination of equity offerings, debt financing, collaborations, strategic alliances or other licensing arrangements. There is no assurance we will be able to raise sufficient capital to finance our operations.

Results of Operations

Three months ended September 30, 2026, Compared to Three months ended September 30, 2025.

Revenue

For the three months ended September 30, 2026, and 2025, our company had no revenue.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2026, were $647,249, an increase of $354,109 or 121%, compared to $293,140 for the three months ended September 30, 2025. The increase in operating expenses was mainly due to an increase in wages and related expenses, including $191,667 of share-based compensation related to restricted stock units, and professional fees.

Gain (Loss) on Extinguishment

During the three months ended September 30, 2026 and 2025, our company recorded a loss on extinguishment of debt of $0 and $424,656, respectively.

Fair Value of Stock Issued for Note Modification

During the three months ended September 30, 2026 and 2025, the Company recorded a fair value of stock issued for note modification of $0 and $863,651, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2026, was $253,879, as compared to $184,241 during the three months ended September 30, 2025.

Net Loss

As a result of the foregoing, the net loss for the three months ended September 30, 2026, was $901,128 as compared to the net loss of $1,765,688 during the three months ended September 30, 2025.

Nine months ended September 30, 2026, Compared to Nine months ended September 30, 2025.

Revenue

For the nine months ended September 30, 2026, and 2025, our company had no revenue.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2026, were $1,745,150, an increase of $235,956 or 16%, compared to $1,509,194 for the nine months ended September 30, 2025. The increase in operating expenses was mainly due to an increase in professional fees and wages and related expenses.

Gain (Loss) on Extinguishment

During the nine months ended September 30, 2026 and 2025, our company recorded a loss on extinguishment of debt of $1,045,346 and $990,109, respectively.

Fair Value of Stock Issued for Note Modification

During the nine months ended September 30, 2026 and 2025, the Company recorded a fair value of stock issued for note modification of $2,572,517 and $1,273,659, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2026, was $729,157, as compared to $510,810 during the nine months ended September 30, 2025.

Net Loss

As a result of the foregoing, the net loss for the nine months ended September 30, 2026, was $6,092,170 as compared to the net loss of $4,283,772 during the nine months ended September 30, 2025.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. The accompanying consolidated financial statements have been prepared on a going concern basis. Our company had a net loss of $6,092,170 during the nine months ended September 30, 2026, had accumulated losses totaling $37,049,291, and a working capital deficit of $13,307,845 as of September 30, 2026. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since we acquired our first mining claims in November 2021, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. Our company will need to raise additional financing in order to fund our operations for the next 12 months and to allow us to continue the development of our business plans and satisfy our obligations on a timely basis. Should additional financing not be available, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance that our company will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

On August 25, 2026, we entered into amendments to our outstanding promissory notes and convertible notes that extended the maturity date of the notes to September 30, 2026. The amendments provided that, if we did not consummate an uplist of our common stock to NYSE American on or prior to September 30, 2026, the principal amount due under the notes would increase 15% ($1,459,217) and we would issue 612,476 shares of common stock to the noteholders. On October 13, 2026, these terms were amended, effective as of September 30, 2026, as described below. See Note 4 - Debt.

On October 13, 2026, we further amended the notes to extend their maturity date to November 30, 2026. If we have not consummated an uplist of our common stock to NYSE American on or prior to November 30, 2026, the principal amount due under the notes will automatically increase by 15% of the principal balances outstanding as of June 30, 2026, or $1,489,217, and we will automatically issue an aggregate of 779,901 shares of common stock to the noteholders (inclusive of the 612,476 shares issuable under the August 25, 2026 amendments). See Note 9 - Subsequent Events.

Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all and we may not obtain the capital we require by other means. Unless we can attract additional investment, there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows from Operating Activities

During the nine months ended September 30, 2026, our company used $651,285 of cash in operating activities as a result of our net loss of $6,092,170, offset by loss on extinguishment of debt of $1,045,346, fair value of stock issued for note modification of $2,572,517, share-based compensation of $659,886, accrued interest of $717,314, and net changes in operating assets and liabilities of $445,822.

During the nine months ended September 30, 2025, our company used $483,456 of cash in operating activities as a result of our net loss of $4,283,772, offset by loss on extinguishment of debt of $990,109, fair value of stock issued for note modification of $1,273,659, share-based compensation of $785,181, accrued interest of $494,766, and net changes in operating assets and liabilities of $256,601.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026 and 2025, our company had no investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, financing activities provided $649,270, resulting from $325,000 in proceeds from convertible notes, $270,000 in proceeds from promissory notes and $54,270 in proceeds from option exercises.

During the nine months ended September 30, 2025, financing activities provided $480,000 in proceeds from convertible notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

David E. Graber, who serves as our Chief Executive Officer and Chairman of the Board, Sebastian Lux, who serves as our President and Chief Operating Officer and Agustin Cabo, who serves as our Chief Financial Officer and Principal Financial Officer (collectively referred to herein as “Senior Management”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Senior Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, Senior Management concluded as of September 30, 2026 that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Notwithstanding the identified material weaknesses, Senior Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Senior Management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

●	On July 13, 2026, the Company issued a convertible note for the principal amount of $100,000 (in cash). The note bears 10% simple interest and matures December 31, 2026. It converts automatically on an uplist to a national exchange at 65%-75% of the uplist price, depending on timing. Beginning six months after issuance, the holder may convert at 65% of the 20-trading-day VWAP. Conversion is subject to a 4.99% beneficial ownership limit and price-protection adjustments.
●	On August 28, 2026, the Company issued a convertible note for the principal amount of $200,000 (in cash). The note bears 10% simple interest and matures November 30, 2026. It converts automatically on an uplist to a national exchange at 65%-75% of the uplist price, depending on timing. Beginning six months after issuance, the holder may convert at 65% of the 20-trading-day VWAP. Conversion is subject to a 4.99% beneficial ownership limit and price-protection adjustments.
●	On September 24, 2026, the Company issued a convertible note for the principal amount of $25,000 (in cash). The note bears 10% simple interest and matures November 30, 2026. It converts automatically on an uplist to a national exchange at 65%-75% of the uplist price, depending on timing. Beginning six months after issuance, the holder may convert at 65% of the 20-trading-day VWAP. Conversion is subject to a 4.99% beneficial ownership limit and price-protection adjustments.
●	On October 20, 2026, the Company issued 60,000 shares of common stock to a consultant as compensation for services provided.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation, dated March 26, 2007 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).
3.2	Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 9, 2010).
3.3	Certificate of Amendment of Certificate of Incorporation, dated October 4, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).
3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2018).
3.5	Certificate of Designation for Series A Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2022).
3.6	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2022).
3.7	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2023).
3.8	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2025).
10.1	Form of Note Amendment and Extension Agreement between the Company and investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2026	AMERICAN BATTERY MATERIALS INC.

	By:	/s/ David E. Graber
David E. Graber
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Agustin Cabo
Agustin Cabo
Chief Financial Officer
(Principal Financial and Accounting Officer)

